Form 10-K
period 2004-12-31
INTERLINE BRANDS, INC./DE
filed 2005-03-31
CIK 1292900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

OR

☐        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to

Commission File Number: 001-32380

INTERLINE BRANDS, INC.
(Exact name of registrant as specified in its charter)
Delaware	03-0542659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
801 West Bay Street, Jacksonville, Florida 32204
(Address of principal executive offices)
Registrant’s telephone number, including area code: (904) 421-1400
Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.01 par value
Name of exchange on which registered: New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None
NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒              No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐              No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐              No ☒

Number of shares of Common Stock outstanding as of March 31, 2005: 32,102,820

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the proxy statement for the 2005 Annual Meeting of Shareholders Part III.

PART I

ITEM 1.                Business

Our Background

We originally conducted our business through Wilmar Industries, Inc., a New Jersey corporation incorporated in 1978, and initially focused on marketing and distributing maintenance, repair and operations, or “MRO”, products to multi-family housing facilities. In January 1996, Wilmar Industries successfully completed an initial public offering. From 1996 through 1999, it acquired several MRO distribution companies, including the Sexauer Group.

In May 2000, an investor group consisting of affiliates of Parthenon Capital, Chase Capital Partners (now known as J.P. Morgan Partners, LLC, or JPMorgan Partners), The Chase Manhattan Bank (now known as JPMorgan Chase Bank) as trustee for First Plaza Group Trust (a General Motors Pension Fund), Sterling Investment Partners, L.P., and certain other investors, including members of management, acquired Wilmar in a buy-out of the public shareholders of Wilmar pursuant to a going-private merger and recapitalization transaction, which we refer to as “the Going-Private Transaction”.

In September 2000, we completed our acquisition of Barnett Inc., which we refer to as the “Barnett Acquisition”, and in June 2001, we were renamed Interline Brands, Inc. In November 2003, we acquired Florida Lighting, a direct marketer and distributor of lighting and electrical products based in Pompano Beach, Florida. In December 2004, as a result of a reincorporation merger in connection with our Initial Public Offering (IPO), Interline Brands, Inc., a Delaware corporation and the reporting entity for purposes of this Annual Report on Form 10-K, became the sole shareholder of Interline Brands, Inc., the New Jersey corporation and entity through which we conduct our business. The reincorporation merger is described in more detail below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—The Initial Public Offering and Related Transactions.” In this document, unless otherwise indicated, “we” refers to Interline Brands, Inc., a Delaware corporation, and its consolidated subsidiaries; and “Interline Opco” or “Interline New Jersey” refers to Interline Brands, Inc., a New Jersey corporation through which our business is conducted. (See “Note 4: Significant Transactions” in the accompanying notes to the audited consolidated financial statements.)

Our Company

We are a leading national distributor and direct marketer of specialty MRO products. We have been in business for over 25 years. We stock over 45,000 plumbing, electrical, hardware, security hardware, heating, ventilation and air conditioning and other MRO products and sell to over 150,000 active customer accounts. Our products are primarily used for the repair, maintenance, remodeling and refurbishment of properties and non-industrial facilities. We are able to realize higher operating margins by focusing on repair, maintenance, remodeling and refurbishment customers, who generally make smaller, more frequent purchases and require high levels of service. Our diverse customer base includes facilities maintenance customers, which consist of multi-family housing, educational, lodging and health care facilities; professional contractors who primarily repair and maintain properties and non-industrial facilities; and specialty distributors, including plumbing and hardware retailers. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

We market and sell our products primarily through eight distinct and targeted brands, each of which is nationally recognized in the markets we serve for providing premium products at competitive prices with reliable same-day or next-day delivery. Wilmar, Sexauer and Maintenance USA brands serve our facilities maintenance customers; Barnett, U.S. Lock and Sun Star brands serve our professional contractor customers; and AF Lighting and Hardware Express brands serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of approximately 400 field representatives, over 350 telesales and customer service representatives, a direct mail program of approximately five million pieces annually, brand-specific websites and a national accounts sales program. We deliver our products through our network of 47 regional distribution centers, and 17 professional contractor showrooms located throughout the United States and Canada, a state-of-the-art national distribution center (NDC) in Nashville, Tennessee and a dedicated fleet of trucks. Our broad distribution network allows us to provide reliable, same-day or next-day delivery service to 98% of the U.S. population.

Our common information technology and logistics platform supports our major business functions, allowing us to market and sell our products at varying price points depending on the customer’s service requirements. While we market our products under a variety of branded catalogs, our brands draw from the same inventory within common distribution centers and share associated employee and transportation costs. In addition, we have centralized marketing, purchasing and catalog production operations to support our brands. We believe that our common information technology and logistics platform also benefits our customers by allowing us to offer a broad product selection at highly competitive prices while maintaining the unique customer appeal of each of our targeted brands. Overall, our common operating platform has enabled us to improve customer service, maintain lower operating costs, efficiently manage working capital and support our growth initiatives.

Strategy

Our objective is to become the leading supplier of MRO products to our three principal end markets: facilities maintenance, professional contractor and specialty distributor. In pursuing this objective, we plan to increase our net sales, earnings and return on invested capital by capitalizing on our information technology and logistics platform to successfully execute our organic growth, geographic expansion, operating efficiency and strategic acquisition initiatives.

•       Organic Growth Initiatives.   We seek to further penetrate the markets we serve and expand into new product areas by utilizing and expanding a number of our already successful marketing strategies, including: expanding our national accounts program, increasing customer use of our supply chain management services, continuing to develop proprietary products under our private label brands, and selectively adding new products and new categories to our various brand offerings.

•       Geographic Expansion Opportunities.   We believe we can further penetrate the markets we serve and expand into new markets, including through increasing the number of our field sales and telesales territories to serve additional sales regions and other initiatives.

•       Increased Operating Efficiencies.   We will continue to focus on enhancing our operating efficiency, which will increase profitability, improve our cash conversion cycle and increase our return on invested capital.

•       Strategic Acquisitions.   We will continue to maintain a disciplined acquisition strategy of adding new customers in currently served markets and pursuing acquisitions of established brands in new markets in an effort to leverage our operating infrastructure.

Industry and Market Overview

The MRO distribution industry is approximately $300 billion in size according to a U.S. Bancorp—Piper Jaffray Research Report and encompasses the supply of a wide range of products, including plumbing and electrical supplies, hand-tools, janitorial supplies, safety equipment and many other categories. Customers served by the MRO distribution industry include heavy industrial manufacturers that use MRO supplies for the repair and overhaul of production equipment and machinery; owners and managers of facilities such as apartment complexes, office buildings, schools, hotels and hospitals that use MRO supplies largely for maintenance, repair and refurbishment; and professional contractors.

Within the MRO distribution industry, we focus on serving customers in three principal end markets: facilities maintenance, professional contractors and specialty distributors. Pembroke Consulting, in a study we commissioned, has estimated that the markets we serve are approximately $80 billion in size in the aggregate. Our customers are primarily engaged in the repair, maintenance, remodeling and refurbishment of properties and non-industrial facilities, as opposed to new construction projects or the maintenance of heavy industrial facilities and machinery. Our facilities maintenance customers are individuals and entities responsible for the maintenance and repair of various commercial properties, including apartment buildings, schools, hotels and health care facilities. Our professional contractor customers buy our products to provide plumbing, electrical, HVAC, and mechanical services to their residential and commercial customers. Our specialty distributor customers consist primarily of hardware stores and small plumbing and electrical distributors that purchase our products for resale.

As MRO customers grow in size and sophistication, they continue to seek new ways to generate additional efficiencies. The application of information technology to supply chain management has become increasingly important for this purpose. We believe that our supply chain management solutions result in material savings for our MRO customers. For example, we offer our customers the option of receiving invoices electronically. For customers that place frequent orders and have the ability to receive electronic invoices, this program can dramatically reduce ordering costs by eliminating invoice handling and automating the matching and payment process. We believe that by offering services such as electronic purchasing and invoicing, which remove transaction costs from the supply chain, we encourage our customers to use us as their single source of MRO supplies.

Our Products

We distribute over 45,000 standard and specialty MRO products in a number of product categories, including plumbing, electrical, hardware, HVAC, security hardware, appliances and parts, janitorial chemicals and sanitary supplies, window and floor coverings and paint and paint accessories. We offer a broad range of brand name and private label products.

Product Categories

The approximate percentages of our net sales for the twelve months ended December 31, 2004 by product category were as follows:

Product Category	Percentage of Net Sales
Plumbing	45%
Electrical	16%
Security Hardware	7%
Hardware	6%
Heating, Ventilation and Air Conditioning	6%
Appliances	6%
Other	14%
Total	100%

The following is a discussion of our principal product categories:

Plumbing Products.   We sell a broad range of plumbing products, from individual faucet parts to complete bathroom renovation kits. We sell a number of brand name products of leading plumbing supply manufacturers, including Delta, Moen and Price Pfister. We also sell a number of private label plumbing products under various proprietary trademarks, including Premier faucets and water heaters, DuraPro tubular products and ProPlus retail plumbing accessories.

Electrical Products.   Our comprehensive selection of electrical products range from items such as ceiling fans to light fixtures and light bulbs. We offer a number of brand name products of leading electrical supply manufacturers, including Philips, Westinghouse, Honeywell and General Electric, as well as a number of private label electrical products, such as Powerworks switches and Lumina light bulbs.

Security Hardware.   We sell a broad range of security hardware products, from individual lock-sets to computerized master-key systems. We sell a number of brand name products of leading security hardware manufacturers, including Kwikset and Schlage. We also sell a number of private label security hardware products, such as U.S. Lock hardware, Legend locks and Rx master keyways.

Hardware Products.   We sell a variety of hardware products, from power tools to mini blinds. Our brand name products include DAP sealants and caulks, Rustoleum paints and Milwaukee power tools. Our private label hardware products include Legend door and window hardware and Anvil Mark fasteners.

HVAC, Appliances and Parts.   We offer a variety of HVAC products, including condenser units, thermostats, fans and motors. Some of these are brand name products of manufacturers such as York and Janitrol and some are our own private label products, such as Centurion air conditioners. Our comprehensive range of appliances and parts includes washer/dryer components, garbage disposers, refrigerators and range hoods. We sell a number of brand name products of leading appliance manufacturers, including General Electric and Whirlpool. We also sell a number of high-quality generic replacement parts.

New Product Offerings

We constantly monitor and evaluate our product offerings both to assess the sales performance of our existing products and to discontinue products that fail to meet specified sales criteria. We also create new product offerings in response to customer requirements by adjusting our product portfolio within existing product lines as well as by establishing new product line categories. Through these efforts, we are able to address our customers’ changing product needs and thereby retain and attract customers. Further, by introducing new product lines, we provide our customers with additional opportunities for cost savings and a one-stop shopping outlet with broad product offerings. For example, we have successfully introduced products such as water heaters, floor coverings and custom cut mini blinds. We believe that introducing new products in existing product lines and creating new product lines are both strategies which enable us to increase penetration of existing customer accounts, as well as attract new customers to our brands.

Our Brands

We market and sell products to our customers primarily through eight distinct and targeted brands: Wilmar®, Sexauer®, Maintenance USA®, Barnett®, Hardware Express®, U.S. Lock®, SunStar® and AF Lighting™. Each of our brands is focused on serving a particular customer group. Wilmar, Sexauer and Maintenance USA generally serve facilities maintenance customers, while Barnett, U.S. Lock, SunStar, AF Lighting and Hardware Express generally serve professional contractors and other distributors. Our brands are distinguished not only by the type of products offered, but also by the levels of service provided to customers. We have brands that market a wide range of product categories, such as Maintenance USA, as well as brands that specialize in a particular group of products, such as U.S. Lock, SunStar and AF

Lighting. We have brands that market complementary services to our customers, including inventory management and technical assistance, and brands that offer products without support services. We believe that our mix of brands allows us to effectively compete for a broad range of customers across our industry, regardless of their product requirements, preferred sales channels or service needs.

Facilities Maintenance Brands

We serve our facilities maintenance customers primarily through our Wilmar, Sexauer and Maintenance USA brands. Facilities maintenance customers buy our products for maintenance, repair and remodeling, and often need to obtain products with minimal delay. In many cases, our facilities maintenance customers also look to us for support services such as inventory maintenance, management of procurement contracts and technical advice and assistance.

Wilmar.   Our Wilmar brand specializes in sales of maintenance products to the multi-family housing market. Through its Wilmar Master Catalog, Wilmar is able to act as a one-stop shopping resource for multi-family housing maintenance managers by offering one of the industry’s most extensive selections of standard and specialty plumbing, hardware, electrical, janitorial and related products. Wilmar provides same-day or next-day delivery in local markets served by our distribution centers, and ships by parcel delivery services or other carriers to other areas. We sell Wilmar products primarily through field sales representatives, as well as through direct mail and telesales. We have also successfully launched a national accounts program at Wilmar by adding national account managers who market to high level officers at real estate investment trusts, or REITs, and other property management companies. Through this program, we assist large multi-location customers in reducing total supply chain costs.

Sexauer.   Our Sexauer brand markets and sells specialty plumbing and facility maintenance products to institutional customers, including commercial real estate, education, lodging, health care and other facilities maintenance customers. We believe that the catalog of Sexauer products is well known in the industry as a comprehensive source of specialty plumbing and facility maintenance products. In addition to a broad product portfolio, Sexauer offers customers an extensive selection of service and procurement solutions, drawing upon our product and supply management expertise.

Maintenance USA.   Through our Maintenance USA brand, we offer a broad portfolio of MRO products to facilities, including multi-family housing, lodging and institutional customers. Since Maintenance USA sells our products exclusively through a catalog, which is supported by direct mail and telesales, it represents a low cost supply alternative to smaller property managers and more cost-conscious customers requiring minimal support services.

Professional Contractor and Other Distributor Brands

We serve our professional contractor and other distributor customers through our Barnett, U.S. Lock, Hardware Express, SunStar and AF Lighting brands. Professional contractors generally purchase our products for specific job assignments and/or to resell the product to end-customers. Our distributor customers, who consist primarily of local and specialty distributors, hardware stores and other retail outlets, purchase our products to resell to their customers.

Barnett.   Our Barnett brand markets and sells a broad range of MRO products to professional contractors, including plumbing, electrical, building and HVAC contractors, typically for repair and remodeling applications. The Barnett brand also sells its products to other distributors, which are generally smaller and carry fewer products than Barnett. Sales are made primarily through catalogs, telesales and direct mail. In addition, Barnett has regional sales managers in select markets throughout the United States. Customers can also receive technical support and assistance in selecting products by calling our customer service centers. In addition to next-day delivery, Barnett also offers customers the convenience of a network of local professional contractor showrooms or Pro Centers.

U.S. Lock.   Our U.S. Lock brand sells security hardware products to professional locksmiths. Our primary marketing vehicle for U.S. Lock products is our U.S. Lock dealer program, in which professional locksmiths receive incentives such as rebates and favored pricing on proprietary items in return for paying an annual membership, guaranteeing annual purchase volume, displaying our U.S. Lock logo in their stores and assisting in other promotional activities. Sales are made primarily through catalog, telesales and direct mail.

Hardware Express.   Our Hardware Express brand markets and sells our full range of products primarily to retail hardware stores. While Hardware Express customers may order our products for general inventory purposes, we specialize in working with independent stores to sell our private label brand products through custom designed retail display sets. We believe that our retail hardware store customers prefer our private label products because they are priced more competitively than non-private label products. In addition, our retail display program enables our hardware customers to present an entire line of products in a professional and organized manner. Hardware Express sells its products through a catalog, supplemented by direct mail and telesales personnel, and a specialty display sales program of private label products which is coordinated by field sales representatives.

SunStar/AF Lighting.   Our SunStar and AF Lighting brands sell residential lighting and electrical products to electrical contractors, electrical products to electrical distributors, lighting showrooms and mass merchants through direct mail, outbound telesales and a network of manufacturers representatives.

Sales and Marketing

We market our products nationally and internationally through a variety of channels. The majority of our sales to facilities maintenance customers are made through field sales representatives, and the majority of our sales to professional contractors and other distributors are made through telesales supported by catalog and promotional mailings, and limited field sales resources in major metropolitan markets. We also serve our facilities maintenance and professional contractor customers with brand-specific websites, though the majority of customer orders are received through the other channels discussed above. For a more detailed description of our approach to e-commerce, see “Management Information System.”

Our marketing strategy involves targeting our marketing channels and efforts to specific customer groups. As a result of our long-standing relationships with our customers, we have been able to assemble a database of customer purchasing information, such as end market purchasing trends, product and pricing preferences and support service requirements. In addition, we are able to track information such as customer retention and reactivation as well as new account acquisition costs. We are also able to track the success of a particular marketing effort once it is implemented by analyzing the purchases of the customers targeted by that effort. Our information systems allow us to use this data to develop more effective sales and marketing programs. For example, our understanding of the preferences of our large, multi-family housing customers led to our development of a national accounts program, through which field sales representatives focus on developing contacts with national accounts. We will continue to leverage our customer knowledge and shared brand information system to develop successful sales and marketing strategies.

Field Sales Representatives

Our direct sales force markets and sells to all levels of the customer’s organization, including senior property management executives, local and regional property managers and on-site maintenance managers. Our direct sales force marketing efforts are designed to establish and solidify customer relationships through frequent contact, while emphasizing our broad product selection, reliable same-day or next-day delivery, high level of customer service and competitive pricing.

We maintain one of the largest direct sales forces in our industry, with over 400 field sales representatives covering markets throughout the United States, Canada and Central America. We have found that we obtain a greater percentage of our customers’ overall spending on MRO products in markets serviced by local sales representatives, particularly in regions where these representatives are supported by a nearby distribution center that enables same-day or next-day delivery of our product line.

Our field sales representatives are expected not only to generate orders, but also to act as problem solving customer service representatives. Our field sales representatives are trained and qualified to assist customers in shop organization, special orders, part identification and complaint resolution. We compensate our field sales representatives based on a combination of salary and commission. Increasingly, these representatives target senior management at multi-location companies in order to acquire long-term customers that make large volume purchases. We will continue to seek additional opportunities where we can leverage the strength of our field sales force to generate additional sales from our customers.

Telesales

Our telesales operation has been designed to make ordering our products as convenient and efficient as possible. We divide our telesales staff into outbound and inbound groups. Our outbound telesales representatives are responsible for maintaining relationships with existing customers and prospecting for new customers. These representatives are assigned individual accounts in specified territories and have frequent contact with existing and prospective customers in order to make telesales presentations, notify customers of current promotions and encourage additional purchases. Our inbound telesales representatives are trained to process orders quickly from existing customers, provide technical support and expedite and process new customer applications, as well as handle all other customer service requests. We offer our customers nationwide toll-free telephone numbers and brand-specific telesales representatives who are familiar with a particular brand’s markets, products and customers. Our call centers are staffed by over 350 telesales, customer service and technical support personnel, who utilize our proprietary, on-line order processing system. This sophisticated software provides the telesales staff with detailed customer profiles and information about products, pricing, promotions and competition.

Catalogs and Direct Mail

Our catalogs and direct mail promotional flyers are key marketing tools that allow us to communicate our product offerings to both existing and potential customers. We create catalogs, some of which exceed 1,000 pages, for each of our brands and mail them on an annual or semi-annual basis to our existing customers. We often supplement these catalog mailings by sending our customers monthly promotional flyers. Most of our branded catalogs have been distributed for over three decades and we believe that these catalog titles have achieved a high degree of recognition among our customers.

In targeting potential direct marketing customers, we sometimes make our initial contact through promotional flyers, rather than by sending a complete catalog. We obtain mailing lists of prospective customers from outside marketing information services and other sources. We are able to gauge the effectiveness of our promotional flyer mailings through the use of proprietary database analysis methods, as well as through our telesales operations. Once customers begin to place orders with us, we will send an initial catalog and include the customer on our periodic mailing list for updated catalogs and promotional materials. We believe that this approach is a cost-effective way for us to contact large numbers of potential customers and to determine which customers should be targeted for continuous marketing.

Our in-house art department produces the design and layout for our catalogs and promotional mailings using a sophisticated catalog content database and software system. Our catalogs are indexed and illustrated to provide simplified pricing information and to highlight new product offerings. Our promotional mailings introduce new product offerings, sale-promotion items and other periodic offerings. Illustrations, photographs and copy are shared among brand catalogs and mailings or customized for a specific brand, allowing for fast and efficient production of multi-branded media. In addition, we frequently build custom catalogs designed specifically for the needs of our larger customers.

Operations and Logistics

Distribution Network

We have a network of 47 regional distribution centers and 17 professional contractor showrooms strategically located to serve the largest metropolitan areas throughout the United States and Canada, and a state-of-the-art national distribution center in Nashville, Tennessee. We also maintain a dedicated fleet of trucks to assist in local delivery of products. The geographic scope of our distribution network and the efficiency of our information system enable us to provide reliable, same-day or next-day delivery service to over 98% of the U.S. population.

Our regional distribution centers are central to our operations and range in size from approximately 8,000 square feet to 127,000 square feet. Our regional distribution centers are typically maintained under operating leases in commercial or industrial centers, and primarily consist of warehouse and shipping facilities. We have also had success with opening Barnett Pro Centers in existing distribution centers and in freestanding locations, which allow customers to obtain products from a fixed location without ordering in advance. We plan to continue to open select Barnett Pro Centers in geographic locations with high concentrations of professional contractors.

Inbound Logistics

Historically, our distribution centers were decentralized, with most of our vendors shipping directly to individual regional distribution centers. In July 2000, we opened our NDC in Nashville, Tennessee, which we later expanded to 317,000 square feet. Our NDC receives the majority of our vendor shipments and efficiently re-distributes products to our regional distribution centers. Suppliers directly ship some over-sized or seasonal products to regional distribution centers by suppliers.

Outbound Logistics

Once a telesales or customer service representative enters an order into our computer system, items within the order are automatically arranged by warehouse location to facilitate ease of picking within the distribution center. For customers located within the local delivery radius of a distribution center (typically 50 miles), our own trucks or third-party carriers will deliver the products directly to the customer either on the same day or the next day. For customers located outside the local delivery radius of a distribution center, we deliver products via UPS or another parcel delivery company or, in the case of large orders, by common carriers. We arrange for pick-up of returns at no charge to the customer in the local delivery radius. For customers outside the local delivery radius, we provide parcel service pick-up of the returns at no charge and also provide a full refund if the return is the result of our error. Portions of our sales are delivered direct from the manufacturer.

Suppliers

We enjoy long-standing relationships with many of our suppliers. In most cases, we have a number of competitive sources of supply for any particular product that we sell. However, loss of a number of key supplier agreements could materially impair our ability to supply our customers and accordingly lead to a decrease in sales and earnings. Due to our high volume of purchases and use of foreign suppliers, we are able to obtain purchase terms we believe to be more favorable than those available to most local suppliers of MRO products. A significant portion of our purchases were from domestically based suppliers in fiscal 2004. The majority of our foreign based suppliers are located in China and Taiwan. If we were to lose a key foreign supplier, it would disrupt our supply chain for approximately 60 to 90 days by requiring us to procure from another source such as another foreign supplier or a domestic supplier. If we were to lose our key suppliers from an individual country—caused by such events as a natural catastrophe, political unrest, changes in foreign laws or regulations, changes in local economic conditions, war and other trade issues—we would expect longer disruptions in our supply chain of 120 to 150 days or longer as we focus on sourcing the product(s) required in another foreign country or domestically. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.” In addition, uncertainties with respect to the Chinese legal system may adversely affect us in resolving claims arising from our Chinese suppliers. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Enforcement of existing laws or contracts based on existing equitable enforcement may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction.

As a distributor and direct marketer of specialty MRO products, our business has significant working capital needs. Our principal working capital need is for inventory and trade accounts receivable, which have generally increased with growth in our business. Our principal sources of cash to fund our working capital needs are generated from operating activities and borrowings under our revolving credit facility.

We aggressively manage our working capital need through our common information technology and logistics platform. For instance, our purchasing process is driven by an inventory management system that forecasts demand based on customer ordering patterns. This system monitors our inventory and alerts our purchasing managers of items approaching low stocking levels. We balance ordering and carrying costs in an effort to minimize total inventory costs. Forecasting is automated and is based on historical demand or seasonally adjusted projected demand. Our system assists in determining which items fit seasonal demand patterns. Demand forecasts are adjusted by trend factors that reflect changes in expected sales or general business trends. Automated procedures recommend safety stock levels based on frequency of item sales. When an item reaches re-order point, our system can automatically generate a replenishment purchase, the purchasing manager can initiate an automatic purchase order or the purchasing manager can manually build a purchase order.

Management Information Systems

We operate a customer service and inventory management system that allows us to manage customer relationships and to administer and distribute thousands of products. Our systems encompass all major business functions for each of our main brands and enable us to receive and process orders, manage inventory, verify credit and payment history, generate customer invoices, receive payments and manage our proprietary mail order customer lists. We have consistently invested in our information technology, as we believe that the efficiency and flexibility of our information system are critical to the success of our business.

Our information systems have been instrumental in our efforts to streamline our inventory management processes. Our information systems track each item of our inventory and its location within our distribution network. By monitoring inventory levels, we are able to quickly reorder products or shift inventory through our distribution network in order to ensure product availability. Our systems also allow us to monitor sales of products, enabling us to eliminate products that do not perform to our sales targets. Our information systems have also allowed us to create a more efficient order fulfillment process. All of our local distribution centers are linked to our information systems, which provide them with real-time access to inventory availability, order tracking and customer creditworthiness.

We constantly seek new ways to generate additional efficiencies, such as by utilizing e-commerce. With brand-specific websites, our customers can browse our catalogs and use the internet to send electronic purchase orders to our order entry system. Our customers can integrate this system into their own purchase order systems, thereby making their supply chain operate more seamlessly. In addition, we offer our customers the option of receiving invoices electronically. For customers that place frequent orders and have the ability to receive electronic invoices, this program can dramatically reduce ordering costs by eliminating invoice handling and automating the matching and payment process. We believe that by offering services like electronic purchasing and invoicing, which remove transaction costs from the supply chain, we encourage our customers to use us as their single source of MRO supplies.

Competition

The MRO product distribution industry is a large, fragmented industry that is highly competitive. Competition in our industry is primarily based upon product line breadth, product availability, service capabilities and price. We face significant competition from national and regional distributors, such as Hughes Supply, Hughes MRO, Home Depot Supply, Inc., Ferguson and W.W. Grainger, Inc. Each of these competitors markets their products through the use of direct sales forces as well as direct mail and catalogs. In addition, we face competition from traditional channels of distribution such as retail outlets, small dealerships and large warehouse stores, including Home Depot and Lowe’s. We also compete with buying groups formed by smaller distributors, Internet-based procurement service companies, auction businesses and trade exchanges.

We expect that competition in our industry will increase in the future. The MRO product distribution industry is consolidating, as traditional MRO product distributors attempt to achieve economies of scale and increase efficiency. Furthermore, MRO product customers are continuing to seek low cost alternatives to replace traditional methods of purchasing and sources of supply. We believe that the current trend is for customers to reduce the number of suppliers and rely on lower cost alternatives such as direct mail and/or integrated supply arrangements, which will contribute to competition in our industry. Finally, we expect that new competitors will develop over time as Internet-based enterprises become more established and reliable and refine their service capabilities.

Environmental Matters

We are subject to certain federal, state and local environmental laws and regulations, including those governing the management and disposal of, and exposure to, hazardous materials and the cleanup of contaminated sites. While we could incur costs as a result of liabilities under, or violations of, such environmental laws and regulations or arising out of the presence of hazardous materials in the environment, including the discovery of any such materials resulting from historical operations at our sites, we do not believe that we are subject to any such costs that are material. Furthermore, we believe that we are in compliance in all material respects with all environmental laws and regulations applicable to our facilities and operations.

Trademarks and Other Intellectual Property

We have registered and nonregistered trade names and trademarks covering the principal brand names and product lines under which our products are marketed, including Wilmar®, Sexauer®, Maintenance USA®, Barnett®, U.S. Lock®, Hardware Express®, SunStar® and AF Lighting™. We believe that our trademarks and other proprietary rights are important to our success and our competitive position. Accordingly, our policy is to pursue and maintain registration of our trade names and trademarks whenever possible and to oppose vigorously any infringement or dilution of our trade names and trademarks.

Employees

As of December 31, 2004, we had approximately 2,350 employees, of whom 108 were unionized. Currently we have two labor agreements in place: one for our Mt. Laurel, New Jersey distribution center and one for our Elkridge, Maryland distribution center. The Mt. Laurel, New Jersey agreement was renegotiated on October 18, 2004 and will expire on October 15, 2007. The total number of employees within this bargaining unit is 65. The Elkridge, Maryland agreement was renegotiated on November 1, 2004 and will expire on October 31, 2007. The total number of employees within this bargaining unit is 43. We have not experienced any work stoppages resulting from management or union disagreements and believe that our employee relations are satisfactory.

ITEM 2.                Properties

Our corporate headquarters is located in Jacksonville, Florida.

We operate the following distribution facilities and contractor showrooms(1):

Distribution Center	Square Footage		Distribution Center	Square Footage
Birmingham, AL	30,618		Ekridge, MD	126,504
Tempe, AZ	42,081		Farmington Hills, MI	70,035
Cerritos, CA	39,455		St. Louis, MO	59,777
Hayward, CA	26,144		Charlotte, NC	45,600
Ontario, CA	46,200	(1)	Mt. Laurel, NJ	70,000
Sacramento, CA	48,235		Pinebrook, NJ	6,500	(1)
San Diego, CA	24,705		Teterboro, NJ	5,400	(1)
Edmonton, CN	7,557		North Las Vegas, NV	36,000
Oakville, CN	17,069		Las Vegas, NV	11,277
Aurora, CO	69,500		Brentwood, NY	42,000	*
Denver, CO	5,042	(1)	Depew, NY	21,728
Clearwater, FL	8,640	(1)	Cincinnati, OH	33,711
Hollywood, FL	53,600		Columbus, OH	36,264
Jacksonville, FL	8,400		Oklahoma City, OK	15,340	(1)
Jacksonville, FL	47,370		Bristol, PA	55,000
Miami, FL	17,920	(1)	Leetsdale, PA	37,000
Orlando, FL	30,000		Pittsburgh, PA	26,662	(1)
Pompano Beach, FL	78,000		Hato Tejas, PR	23,657
Tampa, FL	40,000		Florence, SC	34,000
Doraville, GA	52,320		Fayetville, TN	40,000
Marietta, GA	10,160	(1)	Nashville, TN (NDC)	317,085
Carol Stream, IL	42,106		Memphis, TN	17,580
Crestwood, IL	6,000	(1)	Nashville, TN	24,900
Wheeling, IL	5,783	(1)	Dallas, TX	15,697	(1)
Fishers, IN	44,840		El Paso, TX	42,837
Lenexa, KS	22,482		Fort Worth, TX	10,000	(1)
Jeffersontown, KY	8,700		Grand Prairie, TX	106,245
Louisville, KY	38,040		Houston, TX	64,000
Louisville, KY	60,000	*	San Antonio, TX	19,200
Harahan, LA	33,000		Seattle, WA	38,218
Woburn, MA	5,015	(1)	Lynwood, WA	5,472	(1)
Worcester, MA	60,108		New Berlin, WI	9,264	(1)
Baltimore, MD	5,400	(1)

*                    Owned properties

ITEM 3.                Legal Proceedings

We are involved in various legal proceedings in the normal course of our business. In the opinion of management, none of the proceedings are material in relation to our consolidated financial statements.

ITEM 4.                Submission of Matters to a Vote of Security Holders

On December 10, 2004, our sole shareholder at the time, Interline New Jersey, by unanimous written consent, approved the reorganization merger that resulted in our becoming the sole shareholder of Interline New Jersey, approved the 2004 Equity Incentive Plan and also approved the other transactions described below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—The Initial Public Offering and Related Transactions.”

PART II

ITEM 5.                Market for Registrant’s Common Equity and Related Stockholder Matters

(a)   Our common stock has been publicly traded on the New York Stock Exchange since December 16, 2004. As of March 9, 2005, based upon the number of holders on record, there were approximately 47 holders of our outstanding common stock. We have never declared any dividends on our common stock. The following is a summary of transactions by us involving sales of securities of Interline Opco and of us that were not registered under the Securities Act during the last fiscal year:

(a)           On January 9, 2004, Interline Opco granted options to purchase an aggregate of 28 shares of the common stock of Interline Opco to an employee, each at an exercise price of $41.05 per share.

(b)          On February 17, 2004, Interline Opco granted options to purchase an aggregate of 29 shares of the common stock of Interline Opco to an employee, each at an exercise price of $41.05 per share.

(c)           Immediately prior to the consummation of the IPO, we issued 19,250,000 shares of our common stock to the existing stockholders of Interline Opco, of which 910 shares of our common stock were issued to existing holders of warrants to purchase Interline Opco’s common stock, issued options to purchase an aggregate of 2,327 shares of our common stock to existing holders of options to purchase common stock of Interline Opco, issued additional options to purchase 2,465,682 shares of common stock and granted 175,820 restricted stock awards to our senior management and 10,000 restricted stock awards to certain directors.

The issuances disclosed in paragraphs (a) and (b) and the grant of restricted stock awards disclosed in paragraph (c) were exempt from registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) or promulgated thereunder as transactions by an issuer not involving a public offering and/or under Rule 701 under the Securities Act as exempt offers and sales of securities under a written compensatory benefit plan. The grants of options to purchase Interline Opco common stock disclosed in paragraphs (a) and (b) were made under Interline Opco’s 2000 Stock Award Plan, and the awards of options and grants of restricted stock awards disclosed in paragraph (c) were made under our 2004 Equity Incentive Plan. All recipients were accredited or sophisticated investors. Appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either have received adequate information about us or had access, through employment or other relationships, to such information.

The issuances disclosed in paragraph (c), other than the grant of restricted stock awards, were made in reliance on Section 4(2) of the Securities Act. All recipients were accredited or sophisticated investors. Appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

The following table sets forth information as of December 31, 2004 regarding compensation plans under which the Company’s equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	2,468,009	$17.61	527,566	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	2,468,009	$17.61	527,566	(1)

(1)          Reduced by the restricted stock awards granted to management pursuant to the 2004 Equity Plan and not included in column (a) because they are not options.

(b)   Use of proceeds.   Our Registration Statement on Form S-1 (Commission File No. 333-116482) relating to the sale of up to 14,375,000 shares of common stock by us and certain selling shareholders in the IPO was declared effective by the Securities and Exchange Commission on December 15, 2004 and the offering of all registered shares at $15.00 per share was completed by January 10, 2005. The IPO is described in greater detail below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—the Initial Public Offering and Related Transactions.” The managing underwriters in the offering were Credit Suisse First Boston and Lehman Brothers. Of the amount registered, 1,708,000 shares were sold on behalf of selling shareholders and the remainder was sold on our behalf. The net proceeds from the sale of shares of common stock offered by us were $171.8 million after deducting underwriting discounts and commissions, offering expenses and loan financing expenses.

We used the gross proceeds received by us from this offering for the following purposes:

Use of Funds:	Amount
(In millions)
Redemption of 11.5% senior subordinated notes(1)	$78.1
Consideration to holders of preferred stock(2)	55.0
Partial repayment of term loan under credit facility	31.3
Costs to terminate interest rate swap agreements(3)	4.6
Transaction fees and expenses(4)	18.2
Other(5)	2.8
$190.0

(1)          Includes $8.1 million of premiums payable upon early redemption of the 11.5% notes, but does not include accrued interest payable.

(2)          Consists of cash consideration payable to holders of Interline New Jersey preferred stock in connection with our reincorporation merger, including certain of our executive officers and principal stockholders.

(3)          Represents the costs of terminating the swap agreements on December 21, 2004.

(4)          Including $13.1 million of underwriting commissions, of which approximately $1.6 million was paid to J.P. Morgan Securities Inc., an affiliate of a holder of more than 10% of our outstanding common stock, $2.0 million in legal expenses and $3.1 million in other expenses including fees. For further information regarding fees and expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—The Initial Public Offering and Related Transactions.”

(5)          Applied toward interim borrowings made under our revolving credit facility.

ITEM 6.                Selected Financial Data

The table below presents our selected historical consolidated financial data for fiscal 2004, 2003, 2002, 2001 and 2000. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the consolidated financial statements included elsewhere in this report.

	Fiscal Year Ended
	December 31,	December 26,	December 27,	December 28,	December 29,
	2004(4)	2003	2002	2001	2000
	(dollars in thousands)
Income Statement Data:
Net sales	$743,905	$640,138	$637,530	$609,356	$382,108
Cost of sales	458,516	395,894	401,212	384,153	230,783
Gross profit	285,389	244,244	236,318	225,203	151,325
Selling, general and administrative expenses	202,084	171,091	164,328	157,801	109,758
Depreciation and amortization	12,600	10,949	11,282	16,526	8,689
IPO Related Expenses(1)	9,215	—	—	—	—
Special costs and expenses(1)	—	607	4,893	3,061	12,861
Operating income	61,490	61,597	55,815	47,815	20,017
Interest expense, net	(39,798)	(40,317)	(38,625)	(40,004)	(19,002)
Change in fair value of interest rate swaps	8,232	5,272	(5,825)	(6,874)	—
Loss on extinguishment of debt	(660)	(14,893)	—	—	(12,095)
Other income	454	40	—	—	—
Income before income taxes	29,718	11,699	11,365	937	(11,080)
Provision (benefit) for income taxes	11,617	4,547	4,219	2,595	(1,607)
Income (loss) before accounting change	18,101	7,152	7,146	(1,658)	(9,473)
Cumulative effect on change in accounting principle	—	—	—	3,221	—
Net income (loss)	18,101	7,152	7,146	(4,879)	(9,473)
Preferred Stock Dividends	(54,389)	(48,623)	(42,470)	(37,024)	(15,509)
Net (loss) applicable to common stockholders	$(36,288)	$(41,471)	$(35,324)	$(41,903)	$(24,982)
Loss per common share—basic	$(25.21)	$(632.74)	$(538.55)	$(638.84)	$(123.86)
Loss per common share—diluted	$(25.21)	$(632.74)	$(538.55)	$(638.84)	$(123.86)
Cash Flow and Other Data:
Net cash (used in) provided by:
Operating activities	$(1,403)	$33,089	$10,415	$15,697	$(12,628)
Investing activities	(7,329)	(26,795)	(4,944)	(8,242)	(217,872)
Financing activities	76,006	(10,962)	(3,285)	(9,852)	231,039
Adjusted EBITDA(2)	83,759	72,586	67,097	64,341	28,706
Capital expenditures	6,763	4,556	4,944	8,214	5,572
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$69,178	$1,612	$5,557	$3,327	$5,909
Total assets	673,380	565,282	551,718	546,308	526,080
Total debt(3)	303,275	341,525	326,024	326,070	331,793

(1)          IPO related expenses consist of additional compensation expense for forgiveness of shareholder loans and one-time bonuses that relate to the IPO Transaction. Special costs and expenses consist of costs associated with acquisition and recapitalization activities, including integration and assimilation expenses, severance payments and transaction fees and expenses.

(2)          Adjusted EBITDA represents net income plus interest expense (income), net, change in fair value of interest rate swaps, cumulative effect of change in accounting principle, loss on extinguishment of debt, IPO related expenses, provision (benefit) for income taxes and depreciation and amortization. Adjusted EBITDA differs from earnings before interest, taxes, depreciation and amortization (“EBITDA”) and may not be comparable to EBITDA or Adjusted EBITDA as reported by other companies. The computation of Adjusted EBITDA is as follows:

Adjusted EBITDA Reconciliation to Net Income (Loss)

	Fiscal Year Ended
	December 31,	December 26,	December 27,	December 28,	December 29,
	2004(4)	2003	2002	2001	2000
	(dollars in thousands)
Net income (loss)	$18,101	$7,152	$7,146	$(4,879)	$(9,473)
Interest expense (income), net	39,798	40,317	38,625	40,004	19,002
Change in fair value of interest rate swaps	(8,232)	(5,272)	5,825	6,874	—
Cumulative effect of change in accounting principle	—	—	—	3,221	—
Loss on extinguishment of debt	660	14,893	—	—	12,095
IPO related expenses	9,215	—	—	—	—
Provision (benefit) for income taxes	11,617	4,547	4,219	2,595	(1,607)
Depreciation and amortization	12,600	10,949	11,282	16,526	8,689
Adjusted EBITDA	$83,759	$72,586	$67,097	$64,341	$28,706

                           Adjusted EBITDA is presented herein because we believe it to be relevant and useful information to our investors since it is used by our management to evaluate the operating performance of our business and compare our operating performance with that of our competitors. Management also uses Adjusted EBITDA for planning purposes, including the preparation of annual operating budgets, to determine appropriate levels of operating and capital investments. Adjusted EBITDA excludes certain items, including change in fair value of interest rate swaps, cumulative effect of change in accounting principle, loss on extinguishment of debt, and IPO related expenses such as additional compensation expense for forgiveness of shareholder loans and one-time bonuses that relate to financing transactions and which we believe are not indicative of our core operating results. We therefore utilize Adjusted EBITDA as a useful alternative to net income as an indicator of our operating performance. However, Adjusted EBITDA is not a measure of financial performance under GAAP and Adjusted EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as net income. While we believe that some of the items excluded from Adjusted EBITDA are not indicative of our core operating results, these items do impact our income statement, and management therefore utilizes Adjusted EBITDA as an operating performance measure in conjunction with GAAP measures such as net income and gross margin.

(3)          Total debt represents the amount of our short-term debt and long-term debt.

(4)          Fiscal year ended December 2004 was a 53 week year. All other years contain 52 weeks.

Reconciliation of Average Organic Daily Sales to Net Sales

Average organic daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period excluding the effect of the freight reclassification announced in the third quarter of 2003. The computation of Average Organic Daily Sales is as follows:

	Quarter Ended			Fiscal Year Ended
	December 31,	December 26,		December 31,	December 26,
	2004	2003	% Variance	2004	2003	% Variance
Net Sales	$195,522	$158,903	23.0%	$743,905	$640,138	16.2%
Less : Florida Lighting	(6,209)	—		(32,274)	—
Freight Revenue Reclassification	—	—		(2,745)	—
Organic Sales	$189,313	$158,903	19.1%	$708,885	$640,138	10.7%
Daily Sales:
Ship Days	65	61		256	252
Average Daily Sales(1)	$3,008	$2,605	15.5%	$2,906	$2,540	14.4%
Average Organic Daily Sales)2)	$2,913	$2,605	11.8%	$2,769	$2,540	9.0%

(1)   Average daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time.

(2)   Average organic daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period and excluding the effect of the freight reclassification announced in the third quarter of 2003.

Average organic daily sales is presented herein because we believe it to be relevant and useful information to our investors since it is used by our management to evaluate the operating performance of our business as adjusted to exclude the impact of the Florida Lighting acquisition and certain changes in accounting principles and compare our organic operating performance with that or our competitors. However, average organic daily sales is not a measure of financial performance under GAAP and it should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as net sales. Management utilizes Adjust Organic Daily Sales as an operating performance measure in conjunction with GAAP measures such as net sales.

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with “Selected Financial Data” and our consolidated financial statements included elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See “—Forward-Looking Statements,” below.

Overview

As a leading national distributor and direct marketer of over 45,000 specialty MRO products, we sell to over 150,000 active customer accounts. Our highly diverse customer base includes facilities maintenance customers, professional contractors and specialty distributors. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups. No single customer accounted for more than 5% of our sales during fiscal 2004.

The MRO distribution industry is approximately $300 billion in size, and encompasses the supply of a wide range of plumbing, electrical, hardware, security hardware, HVAC and other products. Our industry is highly fragmented and composed of small, local and regional companies. Within our industry, we focus on serving customers in three principal end markets: facilities maintenance, professional contractors and specialty distributors. We estimate that the markets we serve are approximately $80 billion in size in the aggregate.

We market and sell our products primarily through eight distinct and targeted brands. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels.

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, management evaluates these estimates and assumptions. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable at the time the estimates and assumptions are made. Actual results may differ from these estimates and assumptions under different circumstances or conditions. The significant accounting policies that management believe are the most critical in order to fully understand and evaluate our financial position and results of operations include the following policies.

Estimating Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability to collect outstanding amounts from customers. The allowances include specific amounts for those accounts that are likely to be uncollectible, such as accounts of customers in bankruptcy and general allowances for those accounts that management currently believes to be collectible but later become uncollectible. Estimates are used to determine the allowances for bad debts and are based on historical collection experience, current economic trends, credit worthiness of customers and changes in customer payment terms. Adjustments to credit limits are made based upon payment history and our customers’ current credit worthiness. If the financial condition of our customers were to deteriorate, allowances may be needed that will increase selling, general and administrative expenses and decrease accounts receivable. At December 31, 2004, the allowance for doubtful accounts totaled $6.9 million.

Estimating Write-Offs for Excess and Obsolete Inventory

Inventories are valued at the lower of cost or market. We determined inventory cost using the average cost method. We adjust inventory for excess and obsolete inventory and for the difference by which the cost of the inventory exceeds the estimated market value. In order to determine the adjustments, management reviews inventory quantities on hand, slow movement reports and sales history reports. Management estimates the required adjustment based on estimated demand for products and market conditions. To the extent historical results are not indicative of future results and if events occur that affect our relationships with vendors or the salability of our products, additional write-offs may be needed that will increase our cost of sales and decrease inventory.

Impairment of Goodwill, Intangibles and Other Long-Lived Assets

Management assesses the recoverability of our goodwill, identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant negative industry or economic trends; (3) a significant increase in competition; and (4) a significant increase in interest rates on debt. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in corporate general and administrative expenses in our statements of operations, and would result in reduced carrying amounts of the related assets in our balance sheets.

Legal Contingencies

From time to time, in the course of our business, we become involved in legal proceedings. In accordance with SFAS 5 “Accounting for Contingencies,” if it is probable that, as a result of a pending legal claim, an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss is estimable, an accrual for the costs to resolve the claim is recorded in accrued expenses in our balance sheets. Professional fees related to legal claims are included in general and administrative expenses in our statements of operations. Management, with the assistance of outside counsel, determines whether it is probable that a liability from a legal claim has been incurred and estimates the amount of loss. The analysis is based upon potential results, assuming a combination of litigation and settlement strategies. As discussed in Note 11 to our audited consolidated financial statements included in this report, management does not believe that currently pending proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions related to these proceedings.

Derivative Financial Instruments

We periodically enter into derivative financial instruments, including interest rate exchange agreements, or swaps, to manage exposure to fluctuations in interest rates on our debt. In December 2004, in conjunction with our initial public offering, we terminated all interest rate exchange agreements, or swaps. Under our former swap agreements we paid a fixed rate on the notional amount to a bank and the bank paid us a variable rate on the notional amount equal to a base LIBOR rate. These interest rate swaps did not qualify for hedge accounting under SFAS 133 “Accounting for Derivative Statements and Hedging Activities,” and were recorded at fair value in our balance sheet with changes in the fair value reflected in non-operating expense. The fair market value of these instruments is determined by quotes obtained from the related counter parties.

Results of Operations

The following table sets forth each of the line items of our statement of operations in dollar amounts and as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	December 31,		December 26,		December 27,
	2004		2003		2002
	$	%	$	%	$	%
	(dollars in thousands)
Net sales	$743,905	100.0%	$640,138	100.0%	$637,530	100.0%
Cost of sales	458,516	61.6%	395,894	61.8%	401,212	62.9%
Gross profit	285,389	38.4%	244,244	38.2%	236,318	37.1%
Selling, general and administrative expenses	202,084	27.2%	171,091	26.7%	164,328	25.8%
Depreciation and amortization	12,600	1.7%	10,949	1.7%	11,282	1.8%
IPO Related Expenses	9,215	1.2%	—	0.0%	—	0.0%
Special costs and expenses	—	0.0%	607	0.1%	4,893	0.8%
Operating income	61,490	8.3%	61,597	9.6%	55,815	8.8%
Change in fair value of interest rate swaps	8,232	1.1%	5,272	0.8%	(5,825)	-0.9%
Loss on extinguishment of debt	(660)	-0.1%	(14,893)	-2.3%	—	0.0%
Interest expense, net	(39,798)	-5.3%	(40,317)	-6.3%	(38,625)	-6.1%
Other income	454	0.1%	40	0.0%	—	0.0%
Income before income taxes	29,718	4.0%	11,699	1.8%	11,365	1.8%
Provision for income taxes	11,617	1.6%	4,547	0.7%	4,219	0.7%
Net income	$18,101	2.4%	$7,152	1.1%	$7,146	1.1%

The following discussion refers to the term average daily sales. Average daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time.

Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 26, 2003

Overview.   Net sales for 2004 were $743.9 million, an increase of 16.2% over 2003. As the economy strengthened throughout the year, we saw improvement in our facilities maintenance, professional contractor, and specialty distributors markets. We also experienced market share gains in each of these markets due to the success of the numerous growth initiatives we put in place throughout the year, and due to the Florida Lighting acquisition which we completed in November, 2003. Our organic growth initiatives include the expansion of our national accounts program, the opening of new contractor showrooms, product line expansion (specifically our appliance and HVAC product lines), and the addition of telesales and field sales representatives.

Interline’s average organic daily sales, which is our measure of comparable period revenue growth without acquisitions increased 11.8% for the fourth quarter of 2004 and 9% for the full fiscal year. This measurement indicates that Interline is growing at a faster rate than the economy, and that our growth rate has continued to improve throughout the year. Average organic daily sales growth is not a measure of performance under GAAP. For a reconciliation of average organic daily sales growth to GAAP-based financial measures, see “Item 6. Selected Financial Data—Reconciliation of Average Organic Daily Sales.”

2004 also showed improvement in key profitability metrics. Gross profit margin improved 20 basis points compared to 2003. Excluding one-time expenses related to our initial public offering in December, operating income increased $9.1 million or 14.8% over the prior year period and adjusted EBITDA increased from $72.6 million to $83.8 million or 15.4% over the prior year period. Adjusted EBITDA is not a measure of financial performance under GAAP. For a reconciliation of EBITDA to GAAP-based financial measures, see “Item 6. Selected Financial Data—Reconciliation of Adjusted EBITDA to Net Income (Loss).

Net Sales.   Our net sales increased by $103.8 million, or 16.2%, to $743.9 million in the fiscal year ended December 31, 2004 from $640.1 million in the fiscal year ended December 26, 2003. During 2004 we had 4 more shipping days than the prior year period. Average daily sales were $2.9 million in the fiscal year ended December 2004 and $2.5 million in the fiscal year ended December 2003, a 14.4% increase. The $103.8 million sales increase included $32.3 million from our Florida Lighting acquisition referenced above and $2.7 million in reclassified freight revenues and costs. Prior to July 2003, freight revenue was recorded as a reduction of freight costs. The remaining increase was attributable to improved demand for our products, new sales and growth initiatives, and price increases. During the third quarter of 2003, we reclassified freight revenue from selling, general and administrative expenses to net sales, in order to more properly reflect that these amounts are revenues earned for our products provided. This reclassification did not have an effect on operating income. However, on a prospective basis, it increases both net sales and selling, general and administrative costs and reduces our operating margin percentage.

Gross Profit.   Gross profit increased by $41.1 million, or 16.8%, to $285.4 million in the fiscal year ended December 2004 from $244.2 million in the fiscal year ended December 2003. Gross profit margins increased to 38.4% for the fiscal year ended December 2004 from 38.2% for the fiscal year ended December 2003. This improvement in our gross profit margins is related to having a full year of higher margin Florida Lighting sales, increased sales in our private label program, and favorable merchandising offset by higher sales of HVAC equipment and water heaters, which generally carry lower gross margins.

Selling, General and Administrative Expenses.   SG&A expenses increased by $31.0 million, or 18.1%, to $202.1 million in the fiscal year ended December 2004 from $171.1 million in the fiscal year ended December 2003. Increased SG&A expenses related to our Florida Lighting acquisition accounted for $11.2 million of the $31.0 million increase, and $2.7 million of the increase was attributable to the freight revenue reclassification previously discussed under “Net Sales”. Certain expenses within SG&A, such as the costs of running distribution centers, delivery expenses and selling expenses fluctuate with sales volume, and these items along with increased investment in new sales and marketing initiatives accounted for the remainder of the increase.

Depreciation and Amortization.   Depreciation and amortization expense increased by $1.7 million, or 15.1%, to $12.6 million in the fiscal year ended December 2004 from $10.9 million in the fiscal year ended December 2003. This was primarily due to a change in accounting estimate made in the third quarter of 2003 to change the estimated useful life of certain acquired customer lists to 17 years from 40 years, and the amortization associated with our Florida Lighting acquisition.

IPO Related Expenses.   These expenses consist of $2.9 million for forgiveness of shareholder loans and $6.2 million for one-time bonuses to senior employees in connection with our Initial Public Offering transaction discussed below.

Special Costs and Expenses.   There were no special costs and expenses during the fiscal year ended December 2004 and $0.6 million in the fiscal year ended December 2003. Special costs and expenses in 2003 consisted of non-recurring costs incurred in connection with the Barnett Acquisition.

Operating Income.   As a result of the foregoing, operating income decreased by $0.1 million, or 0.2%, to $61.5 million in the fiscal year ended December 2004 from $61.6 million in the fiscal year ended

December 2003. Excluding the effect of IPO Related Expenses of $9.2 million, operating income increased by $9.1 million, an increase of 14.8% over the prior year period.

Change in Fair Value of Interest Rate Swaps.   We recorded a gain of $8.2 million in the fiscal year ended December 2004 and $5.3 million in the fiscal year ended December 2003 related to changes in the market value of our interest rate swap instruments. The non-cash gains were attributable to changes in market conditions, including but not limited to fluctuations in interest rates, general market volatility, and the remaining tenor of our instruments. Our interest rate swaps were terminated at the time of the Initial Public Offering.

Interest Expense.   Interest expense decreased by $0.6 million in the fiscal year ended December 2004 to $39.9 million from $40.5 million in the fiscal year ended December 2003. This net decrease was attributable to lower average debt balances, the result of termination of the interest rate swap agreements and the pay down of $31.3 million of our term loan and the write-off of related deferred financing costs in December 2004.

Loss on Extinguishment of Debt.   In connection with our Initial Public Offering and amendment of our senior credit facility, we recorded an expense of $0.7 million for the early extinguishment of debt. This expense resulted from the write-off of the unamortized loan fees on our former credit facility. As part of our Initial Public Offering, we redeemed $70.0 million of the 11.5% senior subordinated notes in January 2005. This redemption was made 30 days after the closing of our Initial Public Offering, in accordance with the redemption notice and required by the indenture governing the notes. In connection with the redemption, we recorded a $10.3 million loss on the early extinguishment of debt in the first quarter of 2005.

Provision for Income Taxes.   The provision for income taxes was $11.6 million in the fiscal year ended December 2004 compared to a provision of $4.5 million in the fiscal year ended December 2003. The effective tax rate for the fiscal year ended December 2004 was 39.1% compared to 39.0% in the fiscal year ended December 2003. The increase in the effective tax rate was due primarily to an increase in state income taxes offset by a decrease in foreign income taxes.

Fiscal Year Ended December 26, 2003 Compared to Fiscal Year Ended December 27, 2002

Overview.   Net sales in fiscal year 2003 of $640.1 million compared to $637.5 million in fiscal year 2002. Given the political and economic uncertainties we faced at the beginning of fiscal year 2003, we approached the year with a strong emphasis on customer retention, cost control and working capital management. Our two primary markets, facilities maintenance and professional contractors, both experienced declining sales for the first two fiscal quarters. Having completed the integration of Barnett (acquired in 2000) onto our common information and logistics platform, we focused our efforts on eliminating cost and gaining efficiencies by standardizing our common products for all of our brands, eliminating redundant operating expenses and maximizing the scale efficiencies of our common fulfillment platform. Completing the Barnett integration also allowed us to focus heavily on working capital management, and we successfully reduced our inventory investment by $9.2 million by the end of 2003, excluding the Florida Lighting transaction described below. By the beginning of the fourth fiscal quarter, several of our key markets began to recover. Stronger revenue growth in the fourth quarter allowed us to finish fiscal 2003 with revenues even with 2002 levels. Despite flat sales, operating income increased 10.4% for the year. In November 2003, we acquired Florida Lighting, a direct marketer and distributor of lighting and electrical products based in Pompano Beach, Florida, in an asset purchase. Through its SunStar and AF Lighting catalog brands, Florida Lighting distributes its products to over 6,000 electrical contractors, lighting showrooms and retailers throughout North America. During 2003 we consolidated distribution centers in Denver and New York. We also made additional investments to expand our successful national accounts program beyond the multi-family housing industry to other facilities markets, such as healthcare, lodging and commercial office owners.

Net Sales.   Our net sales grew by $2.6 million, or 0.4%, to $640.1 million in fiscal 2003 from $637.5 million in fiscal 2002. Average daily sales were $2.5 million both in fiscal 2003 and 2002. During the third quarter of 2003, we reclassified freight revenue from selling, general and administrative costs to net sales. This reclassification did not have an effect on operating income. However, on a prospective basis it increases both net sales and selling, general and administrative costs. The effect of this reclassification in fiscal 2003 was $2.3 million. After adjusting for the effect of this freight reclassification and the Florida Lighting acquisition, which occurred at the end of November 2003, and represents less than 0.5% of our sales in 2003, sales were relatively level compared with the prior year.

Gross Profit.   Gross profit increased by $7.9 million, or 3.4%, to $244.2 million in fiscal 2003 from $236.3 million in fiscal 2002. As a percentage of net sales, gross profit increased by 110 basis points to 38.2% in fiscal 2003 compared to 37.1% in fiscal 2002. This improvement is due to several factors including changes in product mix, the expansion of our private label programs, and the reclassification of freight revenue.

Selling, General and Administrative Expenses.   SG&A expenses increased by $6.8 million, or 4.1%, to $171.1 million in fiscal 2003 from $164.3 million in fiscal 2002. As a percentage of net sales, these expenses represented 26.7% in fiscal 2003 compared to 25.8% in fiscal 2002. SG&A expenses were increased during the period by the effect of the $2.3 million freight reclassification referred to above. On a comparable basis, excluding the effect of this reclassification, SG&A expenses increased $4.5 million, or 2.8%, in fiscal 2003. This increase is primarily associated with higher freight costs, increases in health care costs, and an incremental investment in our national accounts program.

Depreciation and Amortization.   Depreciation and amortization expense decreased $0.4 million to $10.9 million in fiscal 2003 from $11.3 million in fiscal 2002. This was primarily due to the net effect of the roll off of fully depreciated assets and a change in accounting estimate made in the third quarter of 2003 to decrease the estimated useful life of certain acquired customer lists to 17 years, as described in Note 3 to the financial statements contained in this report.

Special Costs and Expenses.   Special costs and expenses were $0.6 million during fiscal 2003 compared to $4.9 million in fiscal 2002. Special costs and expenses in both of these periods consisted of non-recurring costs incurred in connection with our acquisition of Barnett. These costs included the termination of leases for real property, write off of inventory associated with our planned vendor consolidation efforts, relocation of executive and administrative functions, payment of employee severance, integration of management information systems, physical relocation of inventory and related consulting costs. The significant decrease from fiscal 2002 was due to the fact that the consolidation of the Barnett Acquisition was substantially completed in fiscal year 2002.

Operating Income.   As a result of the foregoing, operating income increased by $5.8 million, or 10.4%, to $61.6 million in fiscal 2003 from $55.8 million in fiscal 2002.

Change in Fair Value of Interest Rate Swaps.   We recorded a gain of $5.3 million in fiscal 2003 and a loss of $5.8 million in fiscal 2002 related to changes in the market value of our interest rate swap instruments. The non-cash gain and loss recorded were attributable to changes in market conditions including but not limited to fluctuations in interest rates, general market volatility, and the remaining tenor of our instruments.

Interest Expense.   Interest expense increased by $1.7 million in fiscal 2003 to $40.5 million from $38.8 million in fiscal 2002. This increase was attributable to higher average debt balances and incrementally higher interest costs associated with our entry into a new credit facility and issuance of $200.0 million aggregate principal amount 11.5% senior subordinated notes due 2008, or the 11.5% notes, in May 2003 as part of the Refinancing Transactions (described in Liquidity and Capital Resources).

Loss on Extinguishment of Debt.   In connection with our Refinancing Transactions, we recorded an expense of $14.9 million for the early extinguishment of debt. This expense resulted from the write-off of the unamortized loan fees and discount relating to our former credit facility and the redemption premium incurred upon redemption of our 16% senior subordinated notes due September 29, 2008, as part of the Refinancing Transactions.

Provision for Income Taxes.   The provision for income taxes was $4.5 million and $4.2 million in fiscal 2003 and 2002, respectively. The effective tax rate for fiscal 2003 was 39%.

Liquidity and Capital Resources

As of December 31, 2004, we had approximately $91.3 million of availability under our $100.0 million revolving credit facility. Historically, our capital requirements have been for debt service obligations, acquisitions, the expansion and maintenance of our distribution network, upgrades of our proprietary information systems and working capital requirements. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. We expect our cash flow from operations and the loan availability under our credit facility to be our primary source of funds in the future. Letters of credit, which are issued under the revolving loan facility under our credit facility, are used to support payment obligations incurred for our general corporate purposes. As of December 31, 2004, we had $8.7 million of letters of credit issued under the credit facility. Interest on our 11.5% senior subordinated notes due 2011, or the 11.5% notes, is payable semiannually. With respect to borrowings under our credit facility, we have the option to borrow at an adjusted LIBOR or an alternative base rate. Interest on the credit facility is generally payable quarterly, and with respect to any LIBOR borrowings, on the last day of the interest period applicable to the term of the borrowing.

We are a holding company with no material business operations of our own. Our most significant asset is the capital stock of Interline New Jersey. We conduct virtually all of our business operations through Interline New Jersey. Accordingly, our only material sources of cash are dividends and distributions with respect to our ownership interests in Interline New Jersey that are derived from the earnings and cash flow generated by Interline New Jersey. Interline New Jersey might not generate sufficient earnings and cash flow to pay dividends or distributions in the future. Indebtedness under Interline New Jersey’s credit facility and 11.5% notes may limit or prohibit the payment of dividends or other distributions to us.

Net cash used in operating activities was $1.4 million for fiscal year 2004 compared to net cash provided by operating activities of $33.1 million in the comparable period for the prior year. Net cash provided by operating activities for fiscal year 2004 was lower than the prior year period as a result of our increased investment in inventory associated with our sales growth and an increase in trade accounts receivable associated with this sales growth. During 2004 inventory increased $26.2 million versus a decrease of $9.1 million in 2003 due to our higher sales volume and an incremental investment of approximately $6.0 million in inventory for new product initiatives and opportunistic year-end purchases. The increase for the period ending December 2004 was approximately 22.0% and was in line with our sales growth.

Net cash used in investing activities was $7.3 million in the fiscal year ended December 2004 compared to $26.8 million in the fiscal year ended December 2003. Net cash used in investing activities in the fiscal year ended December 2004 was primarily attributable to capital expenditures made in the ordinary course of business. For the fiscal year ended December 2003, cash used in investing activities was attributable to purchases of businesses of $22.2 million and capital expenditures made in the ordinary course of business.

Net cash provided by financing activities totaled $76.0 million for fiscal year 2004 compared to net cash used in financing activities of $11.0 million in the comparable period for the prior year. Net cash provided by financing activities for fiscal year 2004 was attributable to our Initial Public Offering, described below, and partially offset by scheduled amortization payments on our senior credit facility of $7.0 million during the year ended December 2004. Net cash used in financing activities for fiscal year 2003 was primarily attributable to our Refinancing Transactions described below.

The Initial Public Offering and Related Transactions

In December 2004, we successfully completed our Initial Public Offering and amended our senior credit facility. A total of 14,375,000 shares of our common stock were sold, of which 12,667,000 were sold by us and 1,708,000 were sold by our shareholders. We sold 12,500,000 shares of our common stock in December 2004 and 167,000 shares in January 2005 following the exercise of the underwriters’ over-allotment option. We received $171.8 million in net proceeds including the exercise of the underwriters’ over-allotment option, representing $176.9 million of proceeds from the sale of stock net of underwriting discounts and commissions, less $4.1 million of initial public offering costs and $1.1 million of debt issuance costs.

Immediately prior to the closing of the Initial Public Offering, a reincorporation merger occurred and the parent company of Interline New Jersey became the holding company of the Interline group of businesses. In the reincorporation merger, the holders of the preferred stock of Interline New Jersey received an aggregate of $55 million in cash and 19,183,321 shares of our common stock and the holders of the common stock of Interline New Jersey received 0.01218 shares of our common stock per share of Interline New Jersey common stock, or 66,667 shares of our common stock in total. In addition, holders of options to purchase shares of the common stock of Interline New Jersey were converted into options to purchase shares of our common stock.

We also used $31.3 million of the proceeds to partially repay the term loan under our credit facility. We amended our senior credit facility to allow for the Initial Public Offering and reduce our applicable rate in respect to any term loans from LIBOR plus 3.50% to LIBOR plus 2.25%. In conjunction with this amendment, we incurred $1.1 million of debt issuance costs. In December 2004, we also used $4.6 million of the proceeds to terminate the interest rate swap agreements. In January 2005, we used $70.0 million of the proceeds from the IPO transaction to partially redeem our 11.5% senior subordinated notes. In connection with the redemption, we paid $8.1 million of premiums for early redemption of the senior subordinated notes and recorded a $10.3 million loss on the early extinguishment of debt, which included a charge for write-off of unamortized debt issuance costs in the amount of $2.3 million in January of 2005.

We refer to the transactions described in this section collectively as the “IPO Transactions”.

2003 Refinancing Transaction

During 2003, Interline Opco issued $200.0 million aggregate principal amount of 11.5% senior subordinated notes due 2011 (the “11.5% Notes’’) in May 2003 as part of the Refinancing Transactions as follows. On May 29, 2003, Interline Opco entered into a new $205.0 million senior secured credit facility which consists of a $140.0 million term loan facility and a $65.0 million revolving loan facility. The net proceeds from the offering of the 11.5% notes and the refinancing of Interline Opco’s former credit facility with a new credit facility were used to: (1) repay all outstanding indebtedness under Interline Opco’s former credit facility, (2) redeem all of Interline Opco’s outstanding 16% senior subordinated notes due 2008, (3) pay accrued interest and related redemption premiums on Interline Opco’s former debt and (4) pay transaction fees and expenses related to the offering and the new credit facility. We refer to these transactions collectively as the “Refinancing Transactions.” As of December 26, 2003, our total indebtedness was $347.5 million (of which $6.0 million was outstanding in the form of letters of credit), and Interline Opco’s senior indebtedness was $144.3 million. On December 19, 2003 we amended our senior credit facility such that with respect to any term loans, the applicable rate was reduced from LIBOR plus 4.5% to LIBOR plus 3.5%.

Capital Expenditures

Capital expenditures were $6.8 million in fiscal 2004 as compared to $4.6 million in fiscal 2003. Capital expenditures as a percentage of sales were 0.9% in fiscal year 2004 and 0.7% in fiscal 2003.

Acquisition expenditures were $0.7 million in fiscal 2004 compared to $18.4 million in fiscal 2003. These expenditures were attributable to our acquisition of Florida Lighting November 2003. Purchase of investment and other assets were $0 in fiscal 2004 compared to $3.9 million in fiscal 2003.

Liquidity

Our principal working capital need is for inventory and trade accounts receivable, which have generally increased with the growth in our business. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility.

Credit Facility

Interline Opco entered into a credit facility on May 29, 2003, which was amended as of December 19, 2003, and amended again on December 21, 2004 in connection with the IPO Transactions. The amended credit facility provides for aggregate commitments of $200.0 million, consisting of (i) a revolving loan facility of $100.0 million, of which a portion not exceeding $20.0 million will be available in the form of letters of credit, and (ii) a term loan facility of $100.0 million. Borrowings under the amended term loan facility and revolving loan facility bear interest, at Interline Opco’s option, at either adjusted LIBOR or at the alternate base rate plus a spread. Outstanding letters of credit under the revolving loan facility are subject to a per annum fee equal to the applicable spread over adjusted LIBOR for revolving loans. The indebtedness under the amended credit facility is guaranteed by us and by the domestic subsidiaries of Interline Opco. The amended term loan facility has a maturity of December 31, 2010, and the revolving loan facility has a maturity of May 31, 2008.

During the year ended December 31, 2004, we borrowed periodically on our revolving credit facility to accommodate our daily working capital needs. The weighted average daily outstanding balance during the twelve-month period was $5.3 million, with ordinary course borrowings ranging from $0.0 million to $14.5 million. As of December 31, 2004, Interline Opco had $8.7 million of letters of credit issued under the revolving loan facility and $100.0 million aggregate principal outstanding under the term loan facility.

We believe that cash flow from operations and available borrowing capacity under our new credit facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth our contractual obligations as of December 31, 2004:

		Less than	1 - 3	4 - 5	After 5
	Total	1 year	years	years	years
Long-term debt(1)	$303,275	$1,000	$2,000	$2,000	$298,275
Revolving credit facility(2)	—	—	—	—	—
Operating leases	40,741	11,311	16,531	9,475	3,424
Non-compete agreement	800	200	400	200	—
Employment agreements	3,823	3,091	732	—	—
Total contractual cash obligations(3)	$348,639	$15,602	$19,663	$11,675	$301,699

(1)   In January 2005, we redeemed $70.0 million of our senior subordinated notes using proceeds from the initial public offering transaction. For additional information on this transaction see The Initial Public Offering in Item 7 under Liquidity and Capital Resources.

(2)          Our senior secured credit facility includes a $100.0 million revolving loan facility. As of December 31, 2004, we did not have any amounts outstanding on this revolving facility.

(3)          Trade accounts payable of $53.3 million are excluded from the table but generally payable within 30 to 60 days. Accrued interest payable which is currently recorded as a liability is also excluded from the table. See Item 8 and the accompanying audited financial statements.

As of December 31, 2004, except for operating leases or letters of credit, we have no material off-balance sheet arrangements.

Seasonality

We experience some seasonal fluctuations as sales of our products typically increase in the second and third fiscal quarters of the year due to increased apartment turnover and related maintenance and repairs in the multi-family residential housing sector during these periods. In addition, November, December and January sales tend to be lower across most of our brands because customers may defer purchases at year-end as their budget limits are met and because of the winter holiday season between Thanksgiving Day and New Year’s Day.

Certifications

Our CEO has certified to the New York Stock Exchange that he is not aware of any violation by the company of NYSE corporate governance listed standards. We have included as exhibits to this Annual Report on Form 10-K certificates of our Chief Executive Officer and Acting Chief Financial Officer certifying the quality of our public disclosure.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

•       material facilities and systems disruptions and shutdowns,

•       our ability to purchase products from suppliers on favorable terms,

•       our ability to accurately predict market trends,

•       product cost and price fluctuations due to market conditions,

•       dependence on key employees,

•       failure to locate and acquire acquisition candidates,

•       our level of debt,

•       interest rate fluctuations,

•       future cash flows,

•       the highly competitive nature of the maintenance, repair and operations distribution industry,

•       general market conditions,

•       changes in consumer preferences,

•       adverse publicity and litigation,

•       labor and benefit costs and

•       the other factors described under “Risk Factors.”

You should keep in mind that any forward-looking statement made by us in this report, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this report or elsewhere might not occur. Notwithstanding the foregoing, all information contained in this prospectus is materially accurate as of the date of this report.

Risk Factors

The following risk factors should be read carefully in connection with evaluating us and this annual report on Form 10-K. Certain statements in “Risk Factors” are forward-looking statements. See “Forward-Looking Statements” above.

Risks Relating to Our Business

Loss of key suppliers, lack of product availability or loss of delivery sources could decrease our revenues and profitability.   We believe our ability to offer a combination of well recognized product lines and our high-quality, low-priced private label product lines has been a significant factor in attracting and retaining many of our customers and is one of our core competitive strengths. Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers or other suppliers. While in many instances we have agreements, including supply chain agreements, with our suppliers, these agreements are generally terminable by either party on limited notice. The loss of, or a substantial decrease in the availability of, products from our suppliers, or the loss of our key supplier agreements, could cause our revenues and profitability to decrease. In addition, supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other factors beyond our control. Loss of a key foreign supplier could disrupt our supply chain for approximately 60 to 90 days and loss of key suppliers from an individual country could result in disruptions of 120 to 150 days or longer. Short and long term disruptions in our supply chain would result in higher inventory levels as we replace similar product domestically, a higher cost of product and ultimately a decrease in our revenues and profitability. Although no individual supplier represents more than 5% of our total purchases, a disruption in the timely availability of our product by our key suppliers could result in a decrease in our revenues and profitability.

Our ability to both maintain our existing customer base and to attract new customers is dependent in many cases upon our ability to deliver products and fulfill orders in a timely and cost-effective manner.   To ensure timely delivery of our products to our customers, we frequently rely on third parties, including couriers such as UPS and other national shippers as well as various local and regional trucking contractors. Outsourcing this activity generates a number of risks, including decreased control over the delivery process and service timeliness and quality. Any sustained inability of these third parties to deliver our products to our customers could result in the loss of customers or require us to seek alternative delivery sources, if they are available, which may result in significantly increased costs and delivery delays. Furthermore, the need to identify and qualify substitute service providers or increase our internal capacity could result in unforeseen operations problems and additional costs. Moreover, if customer demand for our products increase, we may be unable to secure sufficient additional capacity from our current service providers, or others, on commercially reasonable terms, if at all.

We operate in a highly competitive industry and if we are unable to compete successfully we could lose customers and our sales may decline.   The MRO product distribution industry is a large, fragmented industry that is highly competitive. We face significant competition from national and regional distributors which market their products through the use of direct sales forces as well as direct mail and catalogs. In addition, we face competition from traditional channels of distribution such as retail outlets, small dealerships and large warehouse stores, and from buying groups formed by smaller distributors, Internet-based procurement service companies, auction businesses and trade exchanges. We expect that new competitors may develop over time as Internet-based enterprises become more established and reliable and refine their service capabilities.

In addition, the MRO product distribution industry is undergoing changes driven by industry consolidation and increased customer demands. Traditional MRO product distributors are consolidating operations and acquiring or merging with other MRO product distributors to achieve economies of scale and increase efficiency. This consolidation trend could cause the industry to become more competitive and make it more difficult for us to maintain our operating margins.

Competition in our industry is primarily based upon product line breadth, product availability, service capabilities and price.To the extent that existing or future competitors seek to gain or retain market share by reducing price or by increasing support service offerings, we may be required to lower our prices or to make additional expenditures for support services, thereby reducing profitability.

Slowdowns in general economic activity and other unforeseen events may detrimentally impact our customers and thereby significantly reduce our revenues and profitability.   The MRO product distribution industry is affected by changes in economic conditions outside our control, including national, regional and local slowdowns in general economic activity and job markets, which can result in increased vacancies in the residential rental housing market and a general decrease in product demand from professional contractors and specialty distributors. For example, the slowdown in economic activity during fiscal 2003 and 2002 resulted in less apartment unit refurbishment and renovation which reduced demand for our products and depressed revenue growth. Economic slowdowns, adverse economic conditions or cyclical trends in our customer markets and other unforeseen events, such as terrorist attacks or armed hostilities, could negatively affect our industry or the industries in which our customers operate and significantly reduce our revenues and profitability.

Disruption in our information technology system could significantly lower our revenues and profitability.   Our operations are dependent upon our information technology system that encompasses all of our major business functions. We rely upon our information technology system to manage and replenish inventory, to fill and ship customer orders on a timely basis and to coordinate our sales and marketing activities across all of our brands. We believe that our information technology system plays a key role in our ability to achieve operating and financial efficiencies. Any substantial disruption of our information technology system for any prolonged time period could result in delays in receiving inventory and supplies or filling customer orders and, accordingly, could significantly lower our revenues and profitability.

Disruption in our national distribution center could significantly lower our revenues and profitability.   We currently maintain a national distribution center located in Nashville, Tennessee, which is essential to the efficient operation of our national distribution network. Any serious disruption to this distribution center due to fire, earthquake, act of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to customers. In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace the center. As a result, any such disruption could significantly lower our revenues and profitability.

The loss of any of our significant customers could significantly reduce our revenues and profitability.   Our 10 largest customers generated approximately $64.1 million, or 8.6% of our sales in the year ended December 31, 2004, and our largest customer accounted for approximately 4.5% of our sales in the year ended December 31, 2004. The loss of one or more of our significant customers or deterioration in our relations with any of them could significantly reduce our sales and profitability.

We may not be able to facilitate our growth strategy by identifying or completing transactions with attractive acquisition candidates, which could impede our revenues and profitability.   Our acquisitions of Barnett in 2000 and Florida Lighting in 2003 have contributed significantly to our growth. An important element of our growth strategy is to continue to seek additional businesses to acquire in order to add new customers within our existing markets and to acquire brands in new markets. We cannot assure you that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions. Furthermore, we believe that our industry is currently in a process of consolidation, and competition for attractive acquisition candidates is therefore likely to escalate, thereby limiting the number of acquisition candidates or increasing the overall costs of making acquisitions. Difficulties we may face in identifying or completing acquisitions could impede our revenue growth and profitability.

We cannot assure you that we will be able to successfully complete the integration of future acquisitions or manage other consequences of our acquisitions, and this could impede our ability to remain competitive and, ultimately, our revenues and profitability.   Acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into our business, the potential loss of key employees, customers or suppliers, the assumption of liabilities and exposure to unforeseen liabilities of acquired companies, the difficulties in achieving target synergies and the diversion of management attention and resources from existing operations. Although we have been successful in the past in integrating acquisitions, we may not be able to fully integrate the operations of future acquired businesses with our own in an efficient and cost-effective manner or without significant disruption to our existing operations. We may also be required to incur additional debt in order to consummate acquisitions in the future, which debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could impede our ability to remain competitive and, ultimately, our revenues and profitability.

If we are unable to retain senior executives and attract and retain other qualified employees our growth might be hindered, which could impede our ability to run our business and potentially reduce our revenues and profitability.   Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. We face significant competition for these types of personnel in our industry. We may be unsuccessful in attracting and retaining the personnel we require to conduct and expand our operations successfully and, in such an event, our revenues and profitability could decline. In addition, key personnel may leave us and compete against us. Our success also depends to a significant extent on the continued service of our senior management team. The loss of any member of our senior management team or other qualified employees could impair our ability to execute our business plan and growth strategy, cause us to lose customers and reduce our net sales, or lead to employee morale problems and/or the loss of key employees.

We may not be able to protect our trademarks which could diminish the strength of our trademarks or limit our ability to use our trademarks and, accordingly, undermine our competitive position.   We believe that our trademarks are important to our success and our competitive position. For instance, we market and sell products primarily through eight distinct and targeted brands: Wilmar®, Sexauer®, Maintenance USA®, Barnett®, Hardware Express®, U.S. Lock®, SunStar® and AF Lighting™. We believe many of our customers have developed strong consumer loyalty to these targeted brands. Accordingly, we devote resources to the establishment and protection of our trademarks, including with respect to our brand names and our private product labels. However, the actions we have taken may be inadequate to prevent imitation of our brands and concepts by others or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, others may assert rights in our trademarks. Our exclusive rights to our trademarks are subject to the common law rights of any other person who began using the trademark (or a confusingly similar mark) prior to the date of federal registration. Future actions by third parties may diminish the strength of our trademarks or limit our ability to use our trademarks and, accordingly, undermine our competitive position.

We could face potential product quality and product liability claims relating to the products we distribute, which could result in a decline in revenues and profitability and negatively impact customer confidence.   We rely on manufacturers and other suppliers to provide us with the products we sell and distribute. As we do not have direct control over the quality of the products manufactured or supplied by such third party suppliers, we are exposed to risks relating to the quality of the products we distribute. It is possible that inventory from a manufacturer or supplier could be sold to our customers and later be alleged to have quality problems or to have caused personal injury, subjecting us to potential claims from customers or third parties. The risk of claims may be greater with respect to our private label products, as these products are customarily manufactured by third party suppliers outside the United States, particularly in China. We have been subject to claims in the past, which have been resolved without material financial impact. While we currently maintain insurance coverage to address these types of liabilities, we cannot assure you that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant time periods, regardless of the ultimate outcome. An unsuccessful product liability defense could be highly costly and accordingly result in a decline in revenues and profitability. In addition, uncertainties with respect to the Chinese legal system may adversely affect us in resolving claims arising from our private label products manufactured in China. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Finally, even if we are successful in defending any claim relating to the products we distribute, claims of this nature could negatively impact customer confidence in our products and our company.

Risks Relating to Our Indebtedness

Our indebtedness may limit our cash flow available to invest in the ongoing needs of our business, which could prevent us from fulfilling our obligations. As of December 31, 2004, our total indebtedness was $312.0 million, of which $8.7 million was outstanding in the form of letters of credit. We had approximately $108.7 million of senior indebtedness outstanding and approximately $91.3 million in additional revolving loan availability under our $100.0 million revolving loan facility.

Our indebtedness could have important consequences, including:

•       our debt could limit our ability to obtain additional financing on satisfactory terms in the future for working capital, capital expenditures, acquisitions and other general corporate purposes;

•       a significant portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt, which will reduce the funds available to us for our operations;

•       some of our debt is, and will continue to be, at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates;

•       our debt could limit our flexibility in planning for, or reacting to, changes in our business or our industry;

•       our debt may potentially place us at a competitive disadvantage to the extent we are more highly leveraged than some of our competitors;

•       our debt could make it more difficult for us to satisfy our obligations under our credit facility, exposing us to the risk of default on our secured debt, which could result in a foreclosure on our assets, and in turn negatively affect our ability to operate as a going concern;

•       our failure to comply with the financial and other restrictive covenants in the documents governing our indebtedness could result in an event of default that, if not cured or waived, could harm our business or prospects and could result in our filing for bankruptcy; and

•       our debt may make us more vulnerable to a further downturn in the economy, our industry or our business.

Our level of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. We cannot be certain that our earnings will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do. Our ability to incur additional debt will be limited by the terms and conditions of our credit facility. The amended credit facility provides for incremental term loans in the aggregate principal amount of up to $100.0 million. Each incremental term loan must be in a minimum principal amount of $50.0 million.

Despite our level of indebtedness, we may be able to incur substantially more debt. This could further exacerbate the risks described above.   We may be able to incur significant additional indebtedness in the future. Although the indenture governing the 11.5% notes and the credit agreement governing our credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Specifically, the indenture permits us to incur all the indebtedness provided for in our new revolving loan facility. Furthermore, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness, as defined in the applicable agreement. To the extent new debt is added to our current debt levels, the substantial leverage risks described above would increase.

The terms of our credit facility and the indenture governing the 11.5% notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.   Our credit facility and the indenture governing the 11.5% notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•       incur additional debt,

•       pay dividends and make other restricted payments,

•       create liens,

•       make investments,

•       engage in sales of assets and subsidiary stock,

•       enter into sale and leaseback transactions,

•       enter into transactions with affiliates,

•       transfer all or substantially all of our assets or enter into merger or consolidation transactions and

•       make capital expenditures.

The credit facility also requires us to maintain certain financial ratios, which become more restrictive over time. A failure by us to comply with the covenants or financial ratios contained in the credit facility could result in an event of default under the facility which could materially and adversely affect our operating results and our financial condition. In the event of any default under our credit facility, the lenders under our credit facility are not required to lend any additional amounts to us and could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, require us to apply all of our available cash to repay these borrowings or prevent us from making debt service payments on the 11.5% notes, any of which could result in an event of default under the 11.5% notes. If the indebtedness under our credit facility or the 11.5% notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

We may not be able to generate sufficient cash flow to meet our debt service obligations.   Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory, legislative and business factors, many of which are beyond our control. Our indebtedness under the credit facility bears interest at a variable rate.

Historically, we have funded our debt service obligations and other capital requirements through internally generated cash flow and funds borrowed under our credit agreement. We expect our cash flow from operations and the loan availability under our credit agreement to be our primary source of funds in the future. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including payments on the 11.5% notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the 11.5% notes.

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are aware of the potentially unfavorable effects inflationary pressures may create through higher asset replacement costs and related depreciation, higher interest rates and higher product and material costs. In addition, our operating performance is affected by price fluctuations in stainless steel, copper, aluminum, plastic and other commodities and raw materials. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins.

Management believes that inflation (which has been moderate over the past few years) did not significantly affect our operating results or markets in fiscal 2004, 2003, or 2002. Our results of operations in fiscal 2004 and 2003 were favorably and unfavorably impacted, respectively, by increases and decreases in the pricing of certain commodity-based products. Such commodity price fluctuations have from time to time created cyclicality in our financial performance, and could continue to do so in the future. In addition, our use of priced catalogs may not allow us to offset such cost increases quickly, resulting in a decrease in gross margins and profit.

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, we have low foreign currency risk related to suppliers.

Derivative Financial Instruments

Periodically, we enter into derivative financial instruments, including interest rate exchange agreements, to manage our exposure to fluctuations in interest rates on our debt. At December 31, 2004 we did not have any interest rate swap exchange agreements, or swaps. Under our former swap agreements, we paid a fixed rate on the notional amount to a bank and the bank paid to us a variable rate on the notional amount equal to a base LIBOR rate. Our derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies.

For fiscal 2004, we have recognized a gain of $8.2 million from the interest rate swaps. This increase in the value of the interest swaps is a direct result of changes in interest rates, changes in market volatility and early termination of the interest rate swaps.

We periodically evaluate the costs and benefits of any changes in our interest rate risk. Based on such evaluation, we may enter into new interest rate swaps to manage our interest rate exposure.

Recent Accounting Standards

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-Amendment of APB Opinion NO. 29, Accounting for Nonmonetary Transactions (“SFAS153”) The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. We do not expect the adoption of SFAS 153 will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires that the cost resulting from all share-based compensation payment transactions be recognized in the financial statements. The standard also requires that entities apply a fair-value-based measurement method to account for share-based payment transactions with employees (excluding equity instruments held by employee share ownership plans). SFAS No. 123R is effective as of the beginning of the first interim period that begins after June 15, 2005. As the majority of the Company’s outstanding stock options are vested as of December 31, 2004 and there is no change on the measurement or accounting for the compensation expense associated with the Company’s outstanding restricted stock, the Company does not expect that the adoption of SFAS No. 123R will have a material impact on our financial position, results of operations or cash flows.

In September 2004, the FASB issued EITF 04-10, Applying Paragraph 19 of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” in Determining Whether to Aggregate Operating Segments that Do Not Meet the Quantitative Thresholds. The Company has evaluated this EITF and has determined that there is no effect on the reportable segment included in our consolidated financial statements.

ITEM 8.                Financial Statements and Supplementary Data

Our consolidated financial statements are provided in part IV, Item 15 of this filing.

ITEM 9.                Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and acting Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and acting Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.   Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to Regulation 14A.

ITEM 11.   Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to Regulation 14A.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to Regulation 14A.

ITEM 13.   Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to Regulation 14A.

ITEM 14.   Principal Accountants Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to Regulation 14A.

PART IV

ITEM 15.         Exhibits and Financial Statement Schedules

(a)          Documents filed as part of the report.

(1)          Consolidated Financial Statements

(2)          Exhibits

See Exhibit Index beginning on page 40

ITEM 16.   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINE BRANDS, INC.
/s/ MICHAEL J. GREBE
Michael J. Grebe
President and Chief Executive Officer
Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the 31st day of March, 2005.

/s/ ERNEST K. JACQUET	/s/ DREW T. SAWYER
Ernest K. Jacquet	Drew T. Sawyer
Chairman of the Board and Director	Director
/s/ MICHAEL J. GREBE	/s/ CHRISTOPHER C. BEHRENS
Michael J. Grebe	Christopher C. Behrens
President, Chief Executive Officer and Director	Director
(Principal Executive Officer)
/s/ THOMAS J. TOSSAVAINEN	/s/ CHARLES W. SANTORO
Thomas J. Tossavainen	Charles W. Santoro
Acting Chief Financial Officer	Director
(Principal Accounting Officer and
Principal Financial Officer)
/s/ BARRY J. GOLDSTEIN	/s/ GIDEON ARGOV
Barry J. Goldstein	Gideon Argov
Director	Director
/s/ JOHN J. GAVIN
John J. Gavin
Director

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated December 21, 2004 (furnished herewith).
3.1	Amended and Restated Certificate of Incorporation of Interline Brands, Inc. (furnished herewith).
3.2	Amended and Restated By-Laws of Interline Brands, Inc. (furnished herewith).
4.1

Indenture, dated as of May 23, 2003, among Interline Brands, Inc., the Subsidiary Guarantors thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

4.3	Form of Specimen Certificate (incorporated by reference to Exhibit 4.2 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.1

Amended and Restated Shareholders Agreement, dated as of September 29, 2000, among the Company and certain of its shareholders (incorporated by reference to Exhibit 9.1 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.2

Amendment No. 1 to Amended and Restated Shareholders’ Agreement, dated as of March 15, 2004, among Interline Opco and certain of its shareholders (incorporated by reference to Exhibit 9.2 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.3	Amendment No. 2 to Amended and Restated Shareholders’ Agreement dated as of December 21, 2004 among Interline Opco and certain of its shareholders (furnished herewith).
10.4

Credit Agreement, dated as of May 29, 2003, among Interline OPCO, the Lender Parties thereto, Credit Suisse First Boston, as Administrative Agent, and JPMorgan Chase Bank, as Syndication Agent (incorporated by reference to Exhibit 10.1 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.5

Amendment No. 1, dated as of December 19, 2003, to the Credit Agreement dated as of May 29, 2003, among Interline OPCO and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.6

Amendment No. 2, dated as of December 21, 2004, to the Credit Agreement dated as of May 29, 2003, among Interline Opco and the lenders party thereto, and the related Amendment and Restatement Agreement dated as of December 21, 2004, among Interline Opco and the lenders party thereto (furnished herewith).

10.7

Guarantee and Collateral Agreement, dated as of May 29, 2003, among Interline Opco, the Subsidiaries of Interline Brands, Inc. named therein and Credit Suisse First Boston LLC (incorporated by reference to Exhibit 10.3 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.8

Incentive Stock Option Agreement, dated as of May 16, 2000, by and between Wilmar Industries, Inc. and William E. Sanford (incorporated by reference to Exhibit 10.5 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.9

Incentive Stock Option Agreement of Michael J. Grebe, dated as of May 16, 2000 (incorporated by reference to Exhibit 10.11 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.10

Restricted Stock Award Agreement under the 2000 Stock Award Plan, dated as of September 29, 2000, between Wilmar Industries, Inc. and William Green (incorporated by reference to Exhibit 10.18 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.11

Separation Agreement and Release of All Claims, dated December 31, 2001, by and between Interline Opco and William Green (incorporated by reference to Exhibit 10.22 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.12

Restricted Stock Award Agreement under the 2000 Stock Award Plan, dated as of September 29, 2000, between William R. Pray and Wilmar Industries, Inc. (incorporated by reference to Exhibit10.23 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.13

2000 Stock Award Plan, as amended and restated July, 2000 (incorporated by reference to Exhibit 10.24 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.14

Employment Agreement, dated as of January 7, 2004, by and between Interline Opco and Fred Bravo (incorporated by reference to Exhibit 10.25 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.15

Employment Agreement, dated as of January 7, 2004, by and between Interline Opco and Pamela L. Maxwell (incorporated by reference to Exhibit 10.26 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.16	2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.17

Employment Agreement, dated as of May 17, 2004, by and between Interline Opco and Laurence Howard (incorporated by reference to Exhibit 10.28 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.18

Amendment to Separation Agreement, dated as of June 11, 2004 by and between Interline Opco and William S. Green (incorporated by reference to Exhibit 10.29 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.19

Employment Agreement, dated as of June 18, 2004, by and between Interline Brands, Inc. and Charles Blackmon (incorporated by reference to Exhibit 10.30 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.20	Separation Agreement and Release of All Claims, dated March 17, 2005, by and between Interline Brands, Inc. and Charles Blackmon (furnished herewith).

10.21

Employment Agreement, dated as of August 13, 2004, by and between Interline Brands, Inc. and William E. Sanford (incorporated by reference to Exhibit 10.31 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.22

Employment Agreement, dated as of August 13, 2004, by and between Interline Brands, Inc. and Michael J. Grebe (incorporated by reference to Exhibit 10.32 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.23

Employment Agreement, dated as of September 23, 2004 by and between Interline Brands, Inc. and William R. Pray (incorporated by reference to Exhibit 10.33 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.24	Amendment and Restated Employment Agreement, dated as of December 15, 2004, by and between Interline Brands, Inc. and William R. Pray (furnished herewith).
10.25

Amendment to Employment Agreement, dated September 27, 2004, by and between Interline Brands, Inc. and Fred Bravo (incorporated by reference to Exhibit 10.34 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.26

Amendment to Employment Agreement, dated September 27, 2004, by and between Interline Brands, Inc. and Laurence W. Howard (incorporated by reference to Exhibit 10.35 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.27

Amendment to Employment Agreement, dated as of September 27, 2004, by and between Interline Brands, Inc. and Pamela L. Maxwell (incorporated by reference to Exhibit 10.36 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.28

Amendment to Employment Agreement, dated as of December 2, 2004, by and between Interline Brands, Inc. and Michael J. Grebe (incorporated by reference to Exhibit 10.37 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.29

Amendment to Employment Agreement, dated as of December 2, 2004, by and between Interline Brands, Inc. and William E. Sanford (incorporated by reference to Exhibit 10.38 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.30

Amendment to Employment Agreement, dated as of December 2, 2004, by and between Interline Brands, Inc. and Pamela L. Maxwell (incorporated by reference to Exhibit 10.37 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.31

Amendment to Employment Agreement, dated as of December 2, 2004, by and between Interline Brands, Inc. and Fred Bravo (incorporated by reference to Exhibit 10.40 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.32

Management Agreement, dated May 16, 2000, by and between Wilmar Industries, Inc. and Parthenon Capital, Inc. (incorporated by reference to Exhibit 10.41 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.33

Amendment to Management Agreement, dated September 29, 2000, by and between Wilmar Industries, Inc. and Parthenon Capital, Inc. (incorporated by reference to Exhibit 10.42 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.34	Employment Agreement, dated May 12, 2004 between Interline Brands, Inc. and Thomas J. Tossavainen (furnished herewith).
10.35	Amendment to Employment Agreement, dated November 10, 2004, between Interline Brands, Inc. and Thomas J. Tossavainen (furnished herewith).
10.36

Form of Executive Stock Option Agreement (incorporated by reference to Exhibit 10.43 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.37

Form of Management Restricted Stock Agreement (incorporated by reference to Exhibit 10.44 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.38

Form of Non-Employee Directors Option Agreement (incorporated by reference to Exhibit 10.45 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.39

Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.46 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

11.1	Computation of earnings per share information included in Note 1 to Consolidated Financial Statements
21.1

List of Subsidiaries of Interline Brands, Inc. (incorporated by reference to Exhibit 21.1 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

23.1	Consent of Deloitte & Touche LLP (furnished herewith).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
31.2	Certification of the acting Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2

Certification of the acting Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Consent of Pembroke Consulting (furnished herewith).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interline Brands, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Interline Brands, Inc. and its subsidiaries (the “Company”) as of December 31, 2004 and December 26, 2003, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and December 26, 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche, LLP

Certified Public Accountants

March 23, 2005

Jacksonville, Florida

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND DECEMBER 26, 2003
(In thousands, except share and per share data)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,178	$1,612
Cash—restricted	—	1,000
Accounts receivable—trade (net of allowance for doubtful accounts of $6,929 and $6,316)	98,511	83,684
Accounts receivable—other	17,828	12,932
Inventory	145,532	119,301
Prepaid expenses and other current assets	3,204	4,260
Deferred income taxes	12,084	10,318
Total current assets	346,337	233,107
PROPERTY AND EQUIPMENT, net	28,767	30,605
GOODWILL	203,848	202,227
OTHER INTANGIBLE ASSETS, net	85,361	90,632
OTHER ASSETS	9,067	8,711
TOTAL ASSETS	$673,380	$565,282
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current portion of long-term debt	$1,000	$7,000
Accounts payable	53,260	43,180
Accrued expenses and other current liabilities	22,180	19,623
Accrued interest payable	3,042	5,803
Accrued merger expenses	6,131	4,739
Income taxes payable	7,372	—
Total current liabilities	92,985	80,345
LONG-TERM LIABILITIES:
Deferred income taxes	25,221	22,543
Interest rate swaps	—	12,793
Long-term debt, net of current portion	302,275	334,525
TOTAL LIABILITIES	420,481	450,206
COMMITMENTS AND CONTINGENCIES (Note 11)
SENIOR PREFERRED STOCK, $0.01 par value, 20,000,000 shares authorized, no shares outstanding as of December 31, 2004; 27,000,000 shares authorized, 23,600,014 shares issued and outstanding, at liquidation value as of December 26, 2003	—	379,612
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock; $0.01 par value, 100,000,000 shares authorized; 31,917,000 issued and outstanding as of December 31, 2004; 91,350 shares authorized; 64,975 shares issued and outstanding as of December 26, 2003	319	1
Accumulated deficit	(301,836)	(265,548)
Additional paid-in capital	553,561	1,993
Stockholder loans	—	(1,545)
Accumulated other comprehensive income	855	563
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	252,899	(264,536)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$673,380	$565,282

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, DECEMBER 26, 2003 AND DECEMBER 27, 2002
(In thousands except share and per share data)

	2004	2003	2002
NET SALES	$743,905	$640,138	$637,530
COST OF SALES	458,516	395,894	401,212
Gross profit	285,389	244,244	236,318
OPERATING EXPENSES :
Selling, general and administrative expenses	202,084	171,091	164,328
Depreciation and amortization	12,600	10,949	11,282
IPO related expenses	9,215	—	—
Special costs and expenses	—	607	4,893
Total operating expense	223,899	182,647	180,503
OPERATING INCOME	61,490	61,597	55,815
CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS	8,232	5,272	(5,825)
LOSS ON EXTINGUISHMENT OF DEBT	(660)	(14,893)	—
INTEREST EXPENSE	(39,933)	(40,516)	(38,778)
INTEREST INCOME	135	199	153
OTHER INCOME	454	40	—
Income before income taxes	29,718	11,699	11,365
PROVISION FOR INCOME TAXES	11,617	4,547	4,219
NET INCOME	18,101	7,152	7,146
PREFERRED STOCK DIVIDENDS	(54,389)	(48,623)	(42,470)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(36,288)	$(41,471)	$(35,324)
LOSS PER COMMON SHARE—BASIC	$(25.21)	$(632.74)	$(538.55)
LOSS PER COMMON SHARE—DILUTED	$(25.21)	$(632.74)	$(538.55)
WEIGHTED AVERAGE SHARES OUTSTANDING— BASIC	1,439,322	65,540	65,592
WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	1,439,322	65,540	65,592

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 2004, DECEMBER 26, 2003 AND DECEMBER 27, 2002
(In thousands except share data)

							Accumulated Other	Total
						Additional	Comprehensive	Stockholders’
	Common Stock		(Accumulated	Stockholder	Deferred	Paid In	Income	Equity
	Shares	Amount	Deficit)	Loans	Compensation	Capital	(Loss)	(Deficiency)
BALANCE, DECEMBER 28, 2001	65,592	$1	$(188,753)	$(1,364)	$(765)	$1,993	$(204)	$(189,092)
Preferred stock dividends			(42,470)					(42,470)
Interest accrual on stockholder loans				(76)				(76)
Deferred compensation expense					765			765
Comprehensive income:
Net income			7,146
Foreign currency translation							44
Total comprehensive income								7,190
BALANCE, DECEMBER 27, 2002	65,592	1	(224,077)	(1,440)	—	1,993	(160)	(223,683)
Preferred stock dividends			(48,623)					(48,623)
Retirement of common stock	(617)
Interest accrual on stockholder loans				(105)				(105)
Comprehensive income:
Net income			7,152
Foreign currency translation							723
Total comprehensive income								7,875
BALANCE, DECEMBER 26, 2003	64,975	1	(265,548)	(1,545)	—	1,993	563	(264,536)
Preferred stock dividends			(54,389)					(54,389)
Issuance of restricted stock	794
Interest accrual on stockholder loans				(30)				(30)
Forgiveness of stockholder loans				1,575				1,575
Conversion of preferred stock to common stock	19,183,321	191				378,810		379,001
Exercise of warrants	910
Proceeds from issuance of common stock, net	12,667,000	127				172,758		172,885
Comprehensive income:
Net income			18,101
Foreign currency translation							292
Total comprehensive income								18,393
BALANCE, DECEMBER 31, 2004	31,917,000	$319	$(301,836)	$—	$—	$553,561	$855	$252,899

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, DECEMBER 26, 2003 AND DECEMBER 27, 2002
(In thousands)

	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$18,101	$7,152	$7,146
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,600	10,949	11,282
Amortization and write-off of debt issuance costs	2,558	8,374	1,669
Accretion and write-off of discount on 16% senior subordinated notes	—	4,410	391
Redemption premium on 16% senior subordinated notes	—	3,879	—
Deferred compensation	—	—	765
Change in fair value and termination of interest rate swaps	(12,793)	(5,272)	5,825
Loss (gain) on disposal of property and equipment	10	3	438
Interest income on stockholder loans	(30)	(105)	(76)
Forgiveness of stockholder notes	1,875	—	—
Deferred income tax provision	1,709	1,024	420
Senior subordinated notes issued for interest due	—	1,674	2,813
Changes in assets and liabilities which provided (used) cash, net of effects of acquisition:
Cash—restricted	1,000	(671)	—
Accounts receivable—trade	(14,826)	449	2,074
Accounts receivable—other	(2,863)	120	(4,293)
Inventory	(26,231)	9,050	(7,329)
Prepaid expenses and other current assets	1,056	1,737	(2,462)
Other assets	(516)	(307)	(6)
Accrued interest payable	(2,760)	1,394	(1,187)
Accounts payable	10,080	(11,106)	(610)
Accrued expenses and other current liabilities	2,846	1,718	(1,351)
Accrued merger expenses	(591)	(1,383)	(3,074)
Income taxes payable	7,372	—	(2,020)
Net cash (used in) provided by operating activities	(1,403)	33,089	10,415
INVESTING ACTIVITIES:
Purchase of property and equipment	(6,763)	(4,556)	(4,944)
Purchase of investment and other assets	—	(3,850)	—
Dividend from equity investment	158	—	—
Acquisition of businesses, net of cash acquired	(724)	(18,389)	—
Net cash used in investing activities	(7,329)	(26,795)	(4,944)
FINANCING ACTIVITIES:
(Decrease) increase in revolving credit facility, net	—	(18,500)	14,500
Repayment of long-term debt	(38,250)	(319,236)	(17,750)
Payment of debt issuance costs	(1,296)	(13,011)	(35)
Proceeds from sale of common stock	174,609	—	—
Initial public offering costs	(4,057)	—	—
Redemption of preferred stock	(55,000)	(215)	—
Proceeds from refinancing transaction	—	340,000	—
Net cash provided by (used in) financing activities	76,006	(10,962)	(3,285)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	292	723	44
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67,566	(3,945)	2,230
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,612	5,557	3,327
CASH AND CASH EQUIVALENTS, END OF YEAR	$69,178	$1,612	$5,557

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED DECEMBER 31, 2004, DECEMBER 26, 2003 AND DECEMBER 27, 2002
(In thousands)

	2004	2003	2002
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$40,726	$33,258	$35,105
Income taxes (net of refunds)	$1,937	$1,353	$7,989
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$54,389	$48,623	$42,470
Note issued for purchase of business and accrual of additional purchase price	$—	$4,300	$—
Note issued for purchase of investment	$—	$3,275	$—
Exercise of underwriters over-allotment options	$2,333	$—	$—
Conversion of preferred stock to common stock	$379,001	$—	$—
Adjustment to liabilities assumed and goodwill on businesses acquired	$2,193	$—	$—

See notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, DECEMBER 26, 2003 AND DECEMBER 27, 2002
(In thousands, except share data)

1.   DESCRIPTION OF THE BUSINESS

Interline Brands, Inc., a Delaware corporation, and its subsidiaries (the “Company”) is a direct marketer and specialty distributor of maintenance, repair and operations, or MRO products. The Company sells plumbing, electrical, hardware, security hardware, heating, ventilation and air conditioning and other MRO products. Interline’s highly diverse customer base consists of multi-family housing, educational, lodging and health care facilities, professional contractors and other distributors.

The Company markets and sells its products primarily through eight distinct and targeted brands. The Company utilizes a variety of sales channels, including a direct sales force, telesales representatives, a direct mail program, brand-specific websites and a national accounts sales program. The Company provides same day/next day delivery of its products through its network of regional distribution centers located throughout the United States and Canada, a national distribution center in Nashville, Tennessee and its dedicated fleet of trucks.

During December 2004, the Company completed its initial public offering (the “IPO”). Immediately prior to the closing of the IPO, a reincorporation merger occurred and the Company became the parent company of its principal operating subsidiary, Interline Brands, Inc., a New Jersey corporation (“Interline New Jersey”). In the reincorporation merger, the holders of the preferred stock of Interline New Jersey received an aggregate of $55 million in cash and 19,183,321 shares of the Company’s common stock and the holders of the common stock of Interline New Jersey received 0.01218 shares of the Company’s common stock per share of Interline New Jersey common stock, or 66,667 shares of the Company’s common stock in total. In addition, holders of options to purchase shares of the common stock of Interline New Jersey were converted into options to purchase shares of the Company’s common stock. The Company restated earnings per share and shares outstanding for all years presented in the accompanying financial statements to reflect the conversion of the shares.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of Interline Brands, Inc. and its subsidiaries. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year—The Company operates on a 52-53 week fiscal year, which ends on the last Friday in December. The fiscal year ended December 31, 2004 was a fifty-three week year. The fiscal years ended December 26, 2003 and December 27, 2002 were fifty-two week years. References herein to 2004, 2003, and 2002 are for the fiscal years ended December 31, 2004, December 26, 2003 and December 27, 2002, respectively.

Cash and Cash Equivalents—Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less.

Inventory—Inventory is stated at the lower of cost or market. Inventory cost is determined using the average cost method. The Company provides an adjustment to inventory based on slow-moving and discontinued inventory. This impairment adjustment establishes a new cost basis for such inventory and is not subsequently recovered through income

Property and Equipment—Property and equipment is stated at cost, net of accumulated depreciation and amortization. Expenditures for additions, renewals and betterments are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. Upon the retirement or disposal of assets, the cost and accumulated depreciation or amortization is eliminated from the accounts and the resulting gain or loss is credited or charged to operations. Leasehold improvements are amortized, using the straight-line method, over the lesser of the estimated useful lives or the term of the lease. Depreciation is computed using the straight-line method based upon estimated useful lives of the assets as follows:

Buildings	39-40 years
Machinery and equipment	5-7 years
Office furniture and equipment	5-7 years
Vehicles	5 years
Leasehold improvements	1-10 years

Costs of Computer Software Developed or Obtained for Internal Use—The Company capitalizes costs related to internally developed software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Only costs incurred during the development stage, including design, coding, installation and testing are capitalized. These capitalized costs primarily represent internal labor costs for employees directly associated with the software development. Upgrades or modifications that result in additional functionality are capitalized. Approximately $0.8 million, $0.8 million, and $1.1 million, was capitalized in 2004, 2003, and 2002, respectively.

Goodwill—Goodwill represents the excess of the costs of acquired companies over the fair value of their net tangible assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets”, the Company does not amortize goodwill but is required to annually evaluate goodwill for impairment. Goodwill is tested for impairment at least annually, or whenever events of changes in circumstances indicate that the carrying amount may not be recoverable. The Company has elected to perform its annual goodwill impairment test as of the last day of each fiscal year. No impairment was identified as a result of its impairment test during 2004, 2003 or 2002.

Other Intangible Assets—Other intangible assets include amounts assigned to customer lists, trademarks, deferred debt issuance costs and non-compete agreements. Other intangibles are amortized on a straight-line basis over their useful lives, 13 to 40 years for trademarks and customer lists, and 5 to 10 years for non-compete agreements. Deferred debt issuance costs are amortized as a component of interest expense over the term of the related debt using a method that approximates the interest method.

Impairment of Long-Lived Assets—The Company evaluates its intangible assets for impairment on an annual basis or when an event occurs or circumstances change that would indicate that the fair value of the intangible has reduced below its carrying amount. Such evaluations include an assessment of customer retention, cash flow projections and other factors the Company believes are relevant. The discounted future expected net cash flows of each identifiable asset is used to measure impairment losses. The Company has not identified any impairment losses with respect to long-lived assets for any fiscal years presented.

Foreign Currency Translation—Assets and liabilities of the Company’s foreign subsidiary, where the functional currency is the local currency, are translated into United States dollars at the fiscal year end exchange rate. The related translation adjustments are recorded as a component of other comprehensive income. Revenues and expenses are translated using average exchange rates prevailing during the year.

Risk Insurance—The Company has a $250 self-insured retention per occurrence in connection with its workers’ compensation policy (“Risk Insurance”). The Company accrues its estimated cost in connection with its portion of its Risk Insurance losses. Claims paid are charged against the reserve. Additionally, the Company maintains a reserve for incurred but not reported claims based on past experience.

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

Fair Value of Financial Instruments—The carrying value of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value because of the short maturities of these items. The carrying values of notes payable and long-term debt are reasonable estimates of their fair values. Estimated fair values of notes payable and long-term debt are determined by discounting the future cash flows using rates currently available to the Company for similar instruments. Interest rate swaps are carried at fair value, which is determined by quoted market prices.

Revenue Recognition—The Company recognizes a sale when the product has been delivered and risk of loss has passed to the customer, collection of the resulting receivable is probable, persuasive evidence of an arrangement exists, and the fee is fixed or determinable. Sales are recorded net of estimated discounts, rebates and returns. A portion of the Company’s sales are delivered direct from the manufacturer. These direct-shipment sales are recorded on a gross basis, with the corresponding cost of goods sold, in accordance with the guidance in EITF 99-19, Reporting Revenues Gross as a Principal verses Net as an Agent. The Company provides limited product return and protection rights to certain customers. The Company accrues product return reserves and warranty obligations at the time of sale.

Cost of Sales—Cost of sales includes merchandise costs, freight-in, and operating costs related to the Company’s National Distribution Center.

Shipping and Handling Costs—Shipping and handling costs have been included in selling, general and administrative expenses on the consolidated statements of operations. Such amounts were approximately $39.0 million, $32.5 million, and $30.1 million in 2004, 2003 and 2002, respectively.

Advertising Costs—Costs of producing and distributing sales catalogs and promotional flyers are capitalized and charged to expense over the life of the related catalog and promotional flyers. Advertising expenses, net, were approximately $2.1 million, $1.3 million, and $2.0 million in 2004, 2003 and 2002, respectively.

Stock-Based Compensation—The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for restricted stock issued to employees and directors is measured at the fair value on the grant date and is recognized over the vesting or performance period.

Net Income per Share Data—Net income per share for all periods has been computed in accordance with SFAS No. 128, “Earnings per Share”. Basic net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the year, assuming dilution.

The amounts used in calculating net income (loss) per share data are as follows:

	2004	2003	2002
Net income	$18,101	$7,152	$7,146
Preferred stock dividends	(54,389)	(48,623)	(42,470)
Net loss applicable to common shareholders	$(36,288)	$(41,471)	$(35,324)
Weighted average shares outstanding—basic	1,439,322	65,540	65,592
Effect of dilutive stock options	—	—	—
Weighted average shares outstanding—diluted	1,439,322	65,540	65,592

Options to purchase 2,468,009 shares that were outstanding during 2004 were not included in the computation of weighted average shares outstanding-diluted because they would have decreased loss per share. Options to purchase 2,284 and 1,532 shares of common stock which were outstanding during 2003 and 2002, respectively, were not included in the computation of weighted average shares outstanding-diluted because the options’ exercise prices were greater than the average market price of common stock and the effect would be antidilutive.

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share for the year ended December 31, 2004 as if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

2004
Net income as reported	$18,101
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	6,796
Pro forma net income	11,305
Preferred stock dividends	(54,389)
Net loss applicable to common shareholders	$(43,084)
Earnings per share:
Basic—as reported	$(25.21)
Basic—proforma	$(29.93)
Diluted—as reported	$(25.21)
Diluted—pro forma	$(29.93)

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for options granted in 2004: dividend yield of 0%, volatility of 31%, risk-free interest rate of 3.71% and expected life of 5 years. Compensation cost for options granted in 2003, determined based on the Black-Scholes option pricing model value at the grant date did not have a material effect on net income, using the following assumptions for those options granted in 2003: dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 4.02% and expected life of 5 years. No options were granted in 2002.

Segment Information—The Company is in one industry—the distribution of MRO products. In accordance with SFAS 131, “Disclosure about segments of an Enterprise and Related Information,” the Company has one operating segment. The Company’s sales by product category are as follows:

Product Category	2004	2003	2002
Plumbing	$331,200	$300,865	$306,014
Electrical	115,359	76,817	76,504
Security Hardware	52,073	51,211	51,002
Hardware	48,300	44,810	44,627
Appliances and Parts	46,493	38,408	38,252
HVAC	46,333	38,408	38,252
Other	104,147	89,619	82,879
Total	$743,905	$640,138	$637,530

The Company’s revenues and assets outside the United States are not significant.

Income Taxes—Taxes on income are provided using an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement carrying values and the tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Derivative Financial Instruments—Periodically, the Company enters into derivative financial instruments, including interest rate exchange agreements (“Swaps”) to manage its exposure to fluctuations in interest rates on its debt. Under Swaps the Company held in 2004, 2003 and 2002, the Company paid a fixed rate on the notional amount to its banks and the banks paid the Company a variable rate on the notional amount equal to a base LIBOR rate. The Company’s derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies. See Note 7 for further description of the Swaps. The Company recorded a gain of $8,232 in 2004 and $5,272 in 2003 and a loss of $5,825 in 2002, as a result of the change in market value of the Swaps.

Recent Accounting Standards—In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS153”). The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. The Company does not expect the adoption of SFAS 153 to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires that the costs resulting from all share-based compensation payment transactions be recognized in the financial statements. The standard also requires that entities apply a fair-value-based measurement method to account for share-based payment transactions with employees (excluding equity instruments held by employee share ownership plans). SFAS No. 123R is effective as of the beginning of the first interim period that begins after June 15, 2005. As the majority of the Company’s outstanding stock options are vested as of December 31, 2004 and there is no change on the measurement or accounting for the compensation expense associated with the Company’s outstanding restricted stock, the Company does not expect the adoption of SFAS No. 123R will have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2004, the FASB issued EITF 04-10, Applying Paragraph 19 of FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” in Determining Whether to Aggregate Operating Segments that Do Not Meet the Quantitative Thresholds. The Company has evaluated this EITF and has determined that there is no effect on the reportable segment included in the Company’s consolidated financial statements.

3.   GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of changes to goodwill for the year ended December 31, 2004 and December 26, 2003 follows:

	2004	2003
Beginning balance	$202,227	$195,669
Acquisitions	—	6,982
Adjustments to acquisition accruals	1,621	(424)
Ending balance	$203,848	$202,227

The adjustments to goodwill during 2004 relate primarily to the establishment of an acquisition accrual for the Florida Lighting acquisition as well as an adjustment of an acquisition accrual established for the Barnett acquisition that was settled for less than the amount accrued. The adjustment to goodwill during 2003 relates primarily to the adjustment of an acquisition accrual established for the Barnett acquisition that was settled for less than the amount accrued. There were no changes to goodwill for the year ended December 27, 2002.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of December 31, 2004 and December 26, 2003 are as follows:

	Gross		Net
	Carrying	Accumulated	Book
	Amount	Amortization	Value
December 31, 2004
Customer lists	$49,362	$8,229	$41,133
Trademarks	36,221	3,817	32,404
Deferred debt issuance costs	14,460	3,653	10,807
Non-compete agreements	2,616	1,599	1,017
Total	$102,659	$17,298	$85,361
December 26, 2003
Customer lists	$49,362	$5,403	$43,959
Trademarks	36,221	2,912	33,309
Deferred debt issuance costs	13,149	1,079	12,070
Non-compete agreements	2,616	1,322	1,294
Total	$101,348	$10,716	$90,632

The amortization of deferred debt issuance costs, recorded as a component of interest expense, was $1.9 million, $1.8 million, and $1.7 million in 2004, 2003 and 2002, respectively, and write-off of such costs were $0.7 million and $6.5 million in 2004 and 2003, respectively. Amortization expense on other intangible assets was $4.0 million, $2.7 million, and $2.0 million for 2004, 2003 and 2002, respectively. Expected amortization expense on other intangible assets (excluding deferred debt issuance costs which will vary depending upon debt payments) for each of the five succeeding fiscal years is as follows:

For fiscal year:
2005	$4,009
2006	$4,007
2007	$3,989
2008	$3,973
2009	$3,740

Change in Estimate—Effective July 1, 2003, the Company changed the estimated useful life of customer lists acquired in the acquisition of Barnett and Sexauer during September 2000 and November 1999 respectively, from 40 years to 17 years. The estimated remaining useful life of 17 years was based upon the expected life of the customer accounts acquired using the attrition rate experienced for the twelve-month period ended September 26, 2003, with no consideration given to new accounts generated during this period. This method is consistent with the guidance provided in the Statement of Financial Accounting Standards 142, which suggests that the customer list intangible asset should be amortized based on management’s best estimate of its useful life, following the pattern in which the expected benefits will be consumed or otherwise used up. The effect of this change in the estimated remaining useful life was not material to the Company’s consolidated financial statements.

4.   SIGNIFICANT TRANSACTIONS

Initial Public Offering Transaction—In December 2004, the Company successfully completed its Initial Public Offering and amended its senior credit facility. A total of 14,375,000 shares of the Company’s common stock were sold, of which 12,667,000 were sold by the Company and 1,708,000 were sold by the Company’s shareholders. The Company sold 12,500,000 shares of its common stock in December 2004 and 167,000 shares in January 2005 following the exercise of the underwriters’ over-allotment option. The Company received $171.8 million in net proceeds including the exercise of the underwriters’ over-allotment option, representing $176.9 million of proceeds from the sale of stock net of underwriting discounts and commissions, less $4.1 million of initial public offering costs and $1.1 million of debt issuance costs.

Immediately prior to the closing of the Initial Public Offering, a reincorporation merger occurred and the parent company of Interline New Jersey became the holding company of the Interline group of businesses. In the reincorporation merger, the holders of the preferred stock of Interline New Jersey received an aggregate of $55 million in cash and 19,183,321 shares of the Company’s common stock and the holders of the common stock of Interline New Jersey received 0.01218 shares of the Company’s common stock per share of Interline New Jersey common stock, or 66,667 shares of the Company’s common stock in total. In addition, holders of options to purchase shares of the common stock of Interline New Jersey were converted into options to purchase shares of the Company’s common stock.

The Company also used $31.3 million of the proceeds to partially repay the term loan under its credit facility. The Company amended its senior credit facility to allow for the Initial Public Offering and reduce its applicable rate in respect to any term loans from LIBOR plus 3.50% to LIBOR plus 2.25%. In conjunction with this amendment, the Company incurred $1.1 million of debt issuance costs. In December 2004, the Company also used $4.6 million of the proceeds to terminate the interest rate swap agreements. In January 2005, the Company used $70.0 million of the proceeds from the IPO transaction to partially redeem its 11.5% senior subordinated notes. In connection with the redemption, the Company paid $8.1 million of premiums for early redemption of the senior subordinated notes and recorded a $10.3 million loss on the early extinguishment of debt, which included a charge for write-off of unamortized debt issuance costs in the amount of $2.3 million in January of 2005.

In connection with the IPO transaction, the Company paid bonuses totaling $6.2 million and incurred additional compensation expense for the forgiveness of shareholder loans of $1.9 million and the reimbursement of taxes of $1.1 million on such loan forgiveness. These costs are reported as IPO related expenses in the statements of operations.

Special Costs and Expenses—Special costs and expenses for 2003 and 2002 consist of costs associated with distribution center consolidation, relocation, lease termination, severance related costs and other transaction fees. Such costs and expenses were $0.0 million, $0.6 million and $4.9 million for fiscal years 2004, 2003 and 2002, respectively.

Barnett Acquisition—In September 2000, the Company completed the acquisition of Barnett, Inc. (the “Barnett Acquisition”) for an aggregate purchase price of $220.8 million including costs of acquisition of approximately $7.1 million. The costs of acquisition include a $3.0 million advisory fee paid to a significant stockholder of the Company. Goodwill recorded in connection with the Barnett Acquisition totaled approximately $89.3 million. Other intangible assets recorded in connection with the Barnett Acquisition totaled approximately $53.1 million. During 2001, the Company finalized its purchase price of Barnett and as a result recorded an increase in goodwill of approximately $12.3 million. These additional costs relate to the closure of duplicate Barnett facilities, severance related to these closures and the relocation and integration of Barnett employees and administrative functions. As of December 31, 2004 and December 26, 2003, $3.1 million and $4.7 million was accrued for such costs.

Florida Lighting Acquisition—On November 24, 2003, the Company purchased the net assets of Florida Lighting, Inc. (the “Florida Lighting Acquisition”), which sells residential lighting and electrical products to electrical contractors, electrical distributors, lighting, showrooms and mass merchants primarily through direct mail and outbound telesales.

The aggregate purchase price was $23.1 million including costs of acquisition of approximately $0.3 million. Goodwill recorded in connection with the acquisition totaled approximately $7.0 million and is not expected to be deductible for tax purposes. Other intangible assets recorded in connection with the Florida Lighting Acquisition totaled approximately $10.7 million consisting of customer lists of $7.3 million, trademarks of $2.4 million and a non-compete agreement of $1.0 million. Customer lists and trademarks will be amortized over 13 years and 40 years respectively, using the straight line method. The non-compete agreement will be amortized over 5 years, the term of the agreement. During 2004, the Company finalized its purchase price of Florida Lighting and as a result recorded an increase in goodwill of approximately $3.3 million. These additional costs primarily relate to the integration of Florida Lighting systems and operations. As of December 31, 2004, $3.0 million was accrued for such costs.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At November 24, 2003
Cash	$481
Accounts receivable	1,046
Inventory	3,872
Prepaid expenses and other current assets	182
Property and equipment	713
Goodwill	6,982
Other intangible assets	10,700
Accounts payable	(868)
Total purchase price	$23,108

The purchase price for the Florida Lighting Acquisition includes $1.0 million transferred to an escrow fund. The transfer of the payment to the seller was contingent upon general representations and warranties of the seller. The Company paid the full amount in escrow to the seller in November 2004.

The Company also agreed to pay contingent consideration if the acquired business met certain specific operation performance indicators. The consideration is to be paid upon the delivery of the 2004 annual report but no later than April 15, 2005 evidencing such performance. If payment is required, the Company will record such amount as an addition to the purchase price.

The Florida Lighting acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. The following table presents the unaudited results of operations of the Company for the fiscal years ended December 26, 2003 and December 27, 2002 as if the acquisition had been consummated as of the beginning of 2002, and includes certain pro forma adjustments to reflect the amortization of intangible assets and financing charges on long-term debt:

	2003	2002
Revenues	$666,919	$666,769
Net income	8,308	8,370

The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the date described above or the results which may occur in the future.

5.   ACCOUNTS RECEIVABLE

The Company’s trade receivables are exposed to credit risk. The majority of the market served by the Company is comprised of numerous individual accounts, none of which is individually significant. The Company monitors the creditworthiness of its customers on an ongoing basis and provides a reserve for estimated bad debt losses.

	Balance at			Balance at
	Beginning	Charged to		End
	of Year	Expense	Deductions(1)	of Year
Year ended December 27, 2002:
Allowance for doubtful accounts	$5,142	$1,937	$(1,757)	$5,322
Year ended December 26, 2003:
Allowance for doubtful accounts	$5,322	$2,240	$(1,246)	$6,316
Year ended December 31, 2004:
Allowance for doubtful accounts	$6,316	$2,041	$(1,428)	$6,929

(1)          Accounts receivable written off as uncollectible, net of recoveries

6.   PROPERTY AND EQUIPMENT

Major classifications of property and equipment are as follows:

	2004	2003
Land	$400	$400
Building	9,536	9,536
Machinery and equipment	49,514	44,092
Office furniture and equipment	5,302	4,709
Vehicles	581	581
Leasehold improvements	7,003	6,512
	72,336	65,830
Less accumulated depreciation and amortization	(43,569)	(35,225)
	$28,767	$30,605

Depreciation and amortization expense was approximately $8.6 million, $8.2 million, and $9.3 million for 2004, 2003 and 2002, respectively.

7.   DEBT

Long-term debt consists of the following:

	2004	2003
Term Loan	$100,000	$138,250
Note payable	3,275	3,275
Senior Subordinated Notes—11.5%	200,000	200,000
	303,275	341,525
Less current portion	(1,000)	(7,000)
	$302,275	$334,525

Debt—In May 2003, the Company completed an offering of $200 million of 11.5% senior subordinated notes due 2011 and entered into a new $205.0 million senior secured credit facility which consists of a $140.0 million term loan facility and a $65.0 million revolving loan facility, a portion of which is available in the form of letters of credit. The net proceeds from the offering of senior subordinated notes and the refinancing of the former credit facility with the new credit facility were used to: (1) repay all outstanding indebtedness under the Company’s former credit facility, (2) redeem all of the 16% senior subordinated notes, (3) pay accrued interest and related redemption premiums on the Company’s former debt and (4) pay transaction fees and expenses related to the Refinancing Transactions.

The $200 million principal amount 11.5% senior subordinated notes due 2011 pay interest each May 15 and November 15, with the first payment made on November 15, 2003. Prior to May 15, 2006, the Company may redeem up to 35% of the notes using proceeds of certain equity offerings and the Company may redeem all of the notes after May 15, 2007, subject to redemption premiums unless redeemed after May 15, 2009. The Company elected to redeem $70.0 million of the 11.5% senior subordinated notes using proceeds from the IPO transaction and gave the 30-day notice, required by the indenture agreement, on December 20, 2004. In January 2005, the Company recorded a loss on extinguishment of debt of $10.3 million, consisting of the write-off of deferred financing costs of $2.3 million and the premium of $8.1 million on the $70.0 million redemption of 11.5% senior subordinated notes.

In December 2004 the Company amended its term loan facility and revolving loan facility. The term loan was reduced to $100.0 million from $140.0 million and the revolving loan facility was increased to

$100.0 million from $65.0 million. As part of the amendment in December 2004, the Company paid down $31.3 million of the term loan using proceeds from the IPO transaction. Borrowings under the amended term loan facility and revolving loan facility bear interest, at the Company’s option, at either LIBOR plus a spread or at the alternate base rate plus a spread. Interest rates in effect on borrowings under the term loan facility at December 31, 2004 ranged from 4.80% for LIBOR based borrowings and 6.50% for prime based borrowings. Outstanding letters of credit under the revolving loan facility are subject to a per annum fee equal to the applicable spread over the adjusted LIBOR for revolving loans. The term loan facility matures on December 31, 2010 and the revolving loan facility matures on May 31, 2008.

As of December 31, 2004, the Company had $91.3 million available under its revolving loan facility. Total letters of credit issued under this facility as of December 31, 2004 was $8.7 million. There were no borrowings under the revolving loan facility at December 31, 2004. The credit facility is secured by substantially all of the assets of the Company.

Debt issuance costs capitalized in connection with the Refinancing Transactions were approximately $13.1 million. An expense of approximately $14.9 million for the early extinguishment of debt resulted from the write-off of the unamortized loan fees and loan discount relating to the Company’s former credit facility and the redemption premium incurred upon redemption of the 16% Senior Subordinated Notes, as part of the Refinancing Transactions. Debt issuance costs capitalized in connection with the amended credit facility were approximately $1.1 million. An expense of approximately $0.7 million for early extinguishments of debt resulted from the write-off of the unamortized loan fees relating to the Company’s former credit facility.

Periodically, the Company enters into derivative financial instruments, including interest rate exchange agreements, to manage its exposure to fluctuations in interest rates on its debt. At December 26, 2003, the Company had interest rate exchange agreements, or swaps, outstanding with a total notional amount of $151.0 million. These agreements were terminated as of December 2004.

The credit facility contains customary affirmative and negative covenants that limit the Company’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require the Company to maintain a maximum debt to cash flow ratio and a minimum interest expense coverage ratio. The Company was in compliance with all covenants at December 31, 2004.

In April 2003, the Company issued a non-recourse note payable in the principal amount of $3.3 million for the purchase of an investment. This note, which is secured only by the investment, bears interest at a rate of 4% per annum, with principal due in full in April 2010.

The maturities of long-term debt subsequent to December 31, 2004 are as follows:

2005	$1,000
2006	1,000
2007	1,000
2008	1,000
2009	1,000
Thereafter	298,275
$303,275

8.   PREFERRED STOCK

The Company has the authority to issue 20,000,000 shares of preferred stock, par value $.01 per share. At December 2004, there were no preferred shares issued or outstanding. In connection with the reincorporation merger and IPO transaction, as described above, the preferred stock of Interline New Jersey was converted to company common stock.

9.   STOCKHOLDERS’ EQUITY

Common Stock—During 2004 the Company completed its IPO described in Note 4 above. In addition to the shares issued to the public at the IPO in December 2004 the Company issued 19,250,000 shares of its common stock to existing stockholders and senior management of Interline New Jersey in connection with the reincorporation merger and the IPO. Existing holders of Interline New Jersey common stock received .01218 shares of the Company’s common stock per share held or an aggregate of 66,667 shares of common stock. As a result of the conversion, the accompanying consolidated financial statements retroactively reflect a decrease in the numbers of outstanding shares of common stock. The foregoing amount of outstanding shares of common stock excludes 167,000 shares issued by the Company in January 2005 in connection with the IPO underwriters’ exercise of their over-allotment option.

Stockholder Loans—In conjunction with the IPO transaction described above the Company forgave $1.6 million of stockholder loans included in stockholders’ equity and accordingly took a charge to operating income for this amount. As of December 16, 2004, the date the loans were forgiven, and December 26, 2003, $375 and $345, respectively, of interest was accrued on the notes and was included as a portion of the stockholder loans in stockholders’ equity. As of December 2004, there were no stockholder loans outstanding.

10.   PROFIT SHARING PLAN

The Company has qualified profit sharing plans under Section 401(k) of the Internal Revenue Code. Contributions to the plans by the Company are made at the discretion of the Company’s Board of Directors. Company contributions to the plans were approximately $1.1 million, $0.7 million and $1.3 million for 2004, 2003 and 2002, respectively.

11.   COMMITMENTS AND CONTINGENCIES

Lease Commitments—The Company leases its facilities under operating leases expiring at various dates through 2011. Minimum future rental payments under these leases as of December 31, 2004 are as follows:

2005	$11,311
2006	9,077
2007	7,454
2008	5,275
2009	4,200
Thereafter	3,424
Total	$40,741

The Company operates a distribution center, which is leased from an entity, which was partially owned by a stockholder and former director of the Company. The former officer sold his ownership interest in the property in September 2002. Minimum annual rent payable under this lease is approximately $308, plus all real estate taxes and assessments, utilities and insurance related to the premises. Total rent expense for this lease was approximately $308 in 2004 and $289 in 2003 and 2002. This lease expires on May 31, 2006 and does not contain any renewal terms. The Company believes that the terms of the lease are no less favorable to it than could be obtained from an unaffiliated party.

The Company previously leased an office building from a stockholder and former director of the Company. As amended in March 1995, under the terms of the lease, the Company was required to pay approximately $137 annually, plus all real estate taxes and assessments, utilities and insurance related to the premises. Total rental expense for this lease was $85 for 2004, $137 for 2003 and 2002. The lease expired July 31, 2004 and the Company did not renew its lease and relocated as of July 2004. The Company believes that the terms of the lease were no less favorable to it than could be obtained from an unaffiliated party.

Rent expense under all operating leases was approximately $17.7 million, $15.7 million, and $14.8 million for 2004, 2003 and 2002, respectively. Certain of the leases provide that the Company pays taxes, insurance and other operating expenses applicable to the leased premises.

Employment Agreement—The Company has employment agreements with certain officers of various dates through 2006, unless terminated earlier by the Company, at combined annual base salaries of $3.8 million, subject to adjustments and plus bonuses.

Management Agreement—In May 2000, the Company entered into an advisory agreement with a significant stockholder of the Company, which provides for an annual advisory fee of $250 plus out-of-pocket expenses of up to $25 per year. The management agreement was terminated in December 2004 in conjunction with the Company’s initial public offering.

Contingent Liabilities—At December 31, 2004 and December 26, 2003, the Company was contingently liable for unused letters of credit aggregating approximately $8.7 million and $6.0 million, respectively.

Legal Proceedings—The Company is involved in various legal proceedings in the ordinary course of its business that are not anticipated to have a material adverse effect on the Company’s results of operations or financial position.

Deferred Compensation Agreements—Effective September 29, 2000, the Company established deferred compensation agreements in the amount of $1.9 million with officers of the Company. Interest is payable on the amounts at the long-term federal rate, compounded semi-annually, starting on the date of the initial deferral. The accounts vested ratably over a 24-month period and were fully vested at September 30, 2002.

12.   STOCK-BASED COMPENSATION PLANS

During 2000, Interline New Jersey established a Stock Award Plan, (the “2000 Plan”), under which Interline New Jersey may award a total of 6,395 shares of common stock in the form of incentive stock options (which may be awarded to key employees only), nonqualified stock options, stock appreciation rights, or SARs, and restricted stock awards, all of which may be awarded to directors, officers, key employees and consultants. The exercise price per share for an incentive stock option may not be less than 100% of the fair market value of a share of common stock on the grant date. The exercise price per share for an incentive stock option granted to a person owning stock possessing more than 10% of the total combined voting power of all classes of stock may not be less than 110% of the fair market value of a share of common stock on the grant date, and may not be exercisable after the expiration of ten years from the date of grant. The Company’s compensation committee will determine in its sole discretion whether a SAR is settled in cash, shares or a combination of cash and shares.

During 2004, the Company adopted the 2004 Equity Incentive Plan, (the “2004 Plan”), under which the Company may award 3,175,000 shares in the form of incentive stock options, nonqualified stock options, stock appreciation rights, or SARs, restricted share units, restricted stock and stock bonus awards, all of which may be awarded to any employee, director, officer or consultant of the Company. Under the terms of the 2004 plan and unless the compensation committee of the Company determines otherwise, the exercise price of the options will not be less than the fair market value of the common stock at the time of grant.

Upon completion of the Company’s IPO in December 2004, 175,820 shares of restricted stock were issued to senior management. The restricted stock awards will vest contingent upon the executive’s continued employment in one-third installments over three years provided that certain pre-established annual percentage increases in our earnings per share are attained. The restricted stock will also vest if the executive remains in our employ for seven years on the seventh anniversary of the date of grant. In addition, an aggregate of 10,000 shares of restricted stock were issued to non-employee directors who are not affiliated with any of our principal stockholders. Such awards will vest over two years. As a result of these restricted stock awards, the Company will incur non-cash charges between $0.4 million and $0.9 million in each of the next three to seven years depending upon the acceleration of vesting of restricted stock. These two directors also received 20,000 non-qualified stock options with an exercise price equal to the IPO price of $15.00 per share. In addition, the Company issued to management 1,835,218 non-qualified stock options with an exercise price equal to the IPO price of $15.00 per share and 590,465 non-qualified stock options with a weighted average exercise price of $24.00 per share. All of these options were fully vested and exercisable when granted. However, management will only be permitted to sell shares acquired upon the exercise of the options in 25% increments over four years.

A summary of the status of the Company’s stock option plans is as follows:

			Weighted
	Number	Exercise Price	Average Exercise
	of Shares	Per Share	Price Per Share
Outstanding at December 27, 2002	1,532	$137.11 - $1,669.13	$738.90
Granted	810	$41.05	$41.05
Cancelled	(58)	$41.05	$41.05
Outstanding at December 26, 2003	2,284	$41.05 - $1,669.13	$509.20
Granted	2,465,739	$15.00 - $41.05	$17.16
Cancelled	(14)	$41.05	$41.05
Outstanding at December 31, 2004	2,468,009	$15.00 - $1,669.13	$17.61

The following table summarizes information about the stock options outstanding under the Company’s option plan as of December 31, 2004:

	Options	Weighted	Weighted	Options	Weighted
	Outstanding at	Average	Average	Exercisable at	Average
Exercise Price	December 31, 2004	Remaining Life	Exercise Price	December 31, 2004	Exercise Price
$ 137.11	511	0.5 years	$137.11	409	$137.11
410.51	511	0.5 years	410.51	409	410.51
1,669.13	510	0.5 years	1,669.13	409	1,669.13
41.05	738	3 years	41.05	492	41.05
41.05	57	4 years	41.05	23	41.05
15.00	1,875,218	10 years	15.00	1,875,218	15.00
21.75	295,232	10 years	21.75	295,232	21.75
26.25	295,232	10 years	26.25	295,232	26.25
	2,468,009			2,467,424