Form 10-K/A
period 2004-12-31
INTERLINE BRANDS, INC./DE
filed 2005-04-15
CIK 1292900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

The Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Interline Brands, Inc. for the year ended December 31, 2004 (the “Original Report”).  The Amendment is being filed solely to include pages F-21 to F-22 which were inadvertently omitted from the filing of the Original Report on March 31, 2005 due to printer error.

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

Certifications

Our CEO has certified to the New York Stock Exchange that he is not aware of any violation by the company of NYSE corporate governance listed standards. We have included as exhibits to this Annual Report on Form 10-K/A certificates of our Chief Executive Officer and Acting Chief Financial Officer certifying the quality of our public disclosure.

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

PART III

ITEM 10.   Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K/A pursuant to Regulation 14A.

ITEM 11.   Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K/A pursuant to Regulation 14A.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K/A pursuant to Regulation 14A.

ITEM 13.   Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K/A pursuant to Regulation 14A.

ITEM 14.   Principal Accountants Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K/A pursuant to Regulation 14A.

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

A summary of the status of the Company’s stock option plans is as follows:

			Weighted
	Number	Exercise Price	Average Exercise
	of Shares	Per Share	Price Per Share
Outstanding at December 27, 2002	1,532	$137.11 - $1,669.13	$738.90
Granted	810	$41.05	$41.05
Cancelled	(58)	$41.05	$41.05
Outstanding at December 26, 2003	2,284	$41.05 - $1,669.13	$509.20
Granted	2,465,739	$15.00 - $41.05	$17.16
Cancelled	(14)	$41.05	$41.05
Outstanding at December 31, 2004	2,468,009	$15.00 - $1,669.13	$17.61

The following table summarizes information about the stock options outstanding under the Company’s option plan as of December 31, 2004:

	Options	Weighted	Weighted	Options	Weighted
	Outstanding at	Average	Average	Exercisable at	Average
Exercise Price	December 31, 2004	Remaining Life	Exercise Price	December 31, 2004	Exercise Price
$ 137.11	511	0.5 years	$137.11	409	$137.11
410.51	511	0.5 years	410.51	409	410.51
1,669.13	510	0.5 years	1,669.13	409	1,669.13
41.05	738	3 years	41.05	492	41.05
41.05	57	4 years	41.05	23	41.05
15.00	1,875,218	10 years	15.00	1,875,218	15.00
21.75	295,232	10 years	21.75	295,232	21.75
26.25	295,232	10 years	26.25	295,232	26.25
	2,468,009			2,467,424

13.   PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the years 2004, 2003 and 2002, is as follows:

	2004	2003	2002
Current:
Federal	$8,530	$2,428	$2,858
State	882	577	547
Foreign	496	518	394
	9,908	3,523	3,799
Deferred
Federal	908	1,167	420
State	871	(143)	—
Foreign	(70)	—	—
	1,709	1,024	420
	$11,617	$4,547	$4,219

The components of income before income taxes were as follows:

	2004	2003	2002
United States	$28,488	$10,454	$10,290
Foreign	1,230	1,245	1,075
Total	$29,718	$11,699	$11,365

The reconciliation of the provision for income taxes at the federal statutory tax rate to the provision for income taxes is as follows:

	2004	2003	2002
Federal statutory tax rate	35%	35%	35%
State income taxes, net of federal benefit	4%	2%	3%
Non-deductible expenses	—%	1%	1%
Foreign income taxes	—%	1%	1%
Other	—%	—%	(3)%
	39%	39%	37%

Deferred income taxes result primarily from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes. The components of the Company’s deferred tax assets and liabilities at December 31, 2004 and December 26, 2003 consist of the following;

	2004	2003
Deferred tax assets:
Inventory	$4,083	$3,578
Bad debt reserves	2,420	2,206
Interest rate swaps	—	4,478
Closing cost accrual	2,160	1,659
Bonus accrual	890	602
Vacation accrual	287	287
Vendor discounts	994	793
Other	3,381	778
Total deferred tax assets	14,215	14,381
Deferred tax liabilities:
Identifiable intangibles	(22,754)	(23,494)
Depreciation	(3,054)	(2,390)
State taxes	(1,235)	(443)
Swaps constant yield method	(103)	—
Other	(206)	(279)
Total deferred tax liabilities	(27,352)	(26,606)
Net deferred tax liabilities	$(13,137)	$(12,225)

14.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of our quarterly results of operations for the years ended December 31, 2004 and December 26, 2003. All amounts are in thousands, except per share amounts.

	Quarter
	First	Second	Third	Fourth(1)
2004
Net Sales	$172,604	$185,379	$190,400	$195,522
Gross Profit	65,723	70,945	73,186	75,535
Net income (loss)	3,251	6,957	6,927	966
Net loss to common stockholders	(10,010)	(6,766)	(7,243)	(12,269)
Basic loss per share	(153.00)	(102.88)	(110.13)	(2.33)
Diluted loss per share	(153.00)	(102.88)	(110.13)	(2.33)
2003
Net Sales	$154,864	$159,686	$166,676	$158,912
Gross Profit	59,159	60,458	63,368	61,259
Net income (loss)	3,496	(5,426)	4,804	4,278
Net loss to common stockholders	(8,065)	(17,390)	(7,577)	(8,439)
Basic loss per share	(122.96)	(265.12)	(115.52)	(129.84)
Diluted loss per share	(122.96)	(265.12)	(115.52)	(129.84)

(1)          The fourth quarter of 2004 contains 14 weeks and the fourth quarter of 2003 contains 13 weeks.

During the fourth quarter of 2004, the Company incurred $9,215 in IPO related expenses and a $660 loss on extinguishment of debt in conjunction with the initial public offering transaction in December 2004. Prior to this transaction the Company converted all of its preferred stock to common stock. In this conversion, holders of preferred stock received $55.0 million in cash and 19,183,321 shares of common stock. The holders of common stock prior to the IPO transaction received a conversion of 0.01218 shares of the new common stock per share held, or an aggregate of 66,667 shares of common stock. All earnings per share and share data retroactively reflect this conversion. During the second quarter of 2003, the Company completed its 2003 Refinancing Transactions and recorded a $14,893 loss on extinguishment of debt.

ITEM 16.   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINE BRANDS, INC.
/s/ THOMAS J. TOSSAVAINEN
Thomas J. Tossavainen
Acting Chief Financial Officer
Date: April 15, 2005

EXHIBIT INDEX

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