Form 10-Q
period 2005-09-30
INTERLINE BRANDS, INC./DE
filed 2005-11-10
CIK 1292900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO

COMMISSION FILE NUMBER 001-32380

INTERLINE BRANDS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	03-0542659
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

801 WEST BAY STREET

JACKSONVILLE, FLORIDA 32204

(Address of principal executive offices)

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

                    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of the close of business on November 10, 2005, there were 32,220,669 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(in thousands, except share data)

	September 30,	December 31,
	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,610	$69,178
Accounts receivable - trade (net of allowance for doubtful accounts of $7,789 and $6,929)	126,059	98,511
Accounts receivable - other	10,761	17,828
Inventory	158,899	145,532
Prepaid expenses and other current assets	4,057	3,204
Deferred income taxes	13,194	12,084
Total current assets	314,580	346,337

PROPERTY AND EQUIPMENT, net	30,262	28,767

GOODWILL	249,638	203,848

OTHER INTANGIBLE ASSETS, net	105,961	85,361

OTHER ASSETS	9,422	9,067
TOTAL ASSETS	$709,863	$673,380
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,400	$1,000
Revolver	5,000	—
Accounts payable	69,498	53,260
Accrued expenses and other current liabilities	25,955	22,180
Accrued interest payable	5,927	3,042
Accrued merger expenses	6,300	6,131
Accrued income taxes payable	4,702	7,372
Total current liabilities	118,782	92,985

LONG TERM LIABILITIES:
Deferred income taxes	33,660	25,221
Long-term debt, net of current portion	281,025	302,275
Capital leases	1,167	—

TOTAL LIABILITIES	434,634	420,481
COMMITMENTS AND CONTINGENCIES
SENIOR PREFERRED STOCK, $0.01 par value, 20,000,000 shares authorized, no shares outstanding as of September 30, 2005 and December 31, 2004	—	—
STOCKHOLDERS’ EQUITY:
Common stock; $0.01 par value, 100,000,000 authorized; 32,220,669 issued and outstanding as of September 30, 2005 and 32,102,820 as of December 31, 2004	322	321
Accumulated deficit	(282,160)	(301,836)
Additional paid-in capital	558,232	556,346
Deferred compensation	(2,165)	(2,787)
Accumulated other comprehensive income	1,000	855
TOTAL STOCKHOLDERS’ EQUITY	275,229	252,899
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$709,863	$673,380

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 24, 2004

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2005	2004	2005	2004
NET SALES	$225,811	$190,400	$625,968	$548,383
COST OF SALES	139,701	117,214	387,117	338,529
Gross Profit	86,110	73,186	238,851	209,854
OPERATING EXPENSES :
Selling, general and administrative expenses	58,885	49,724	167,141	148,062
Depreciation and amortization	3,361	2,988	9,699	9,414
Secondary offering expenses	923	—	923	—
Total Operating Expense	63,169	52,712	177,763	157,476
OPERATING INCOME	22,941	20,474	61,088	52,378
CHANGE IN FAIR VALUE OF INTEREST RATE SWAPS	—	1,503	—	6,201
LOSS ON EXTINGUISHMENT OF DEBT	—	—	(10,340)	—
INTEREST EXPENSE	(6,694)	(10,269)	(18,709)	(30,563)
INTEREST INCOME	45	32	171	65
OTHER INCOME	188	119	474	300
Income before income taxes	16,480	11,859	32,684	28,381
PROVISION FOR INCOME TAXES	6,762	4,932	13,008	11,246
NET INCOME	9,718	6,927	19,676	17,135
PREFERRED STOCK DIVIDENDS	—	(14,170)	—	(41,155)
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$9,718	$(7,243)	$19,676	$(24,020)
INCOME (LOSS) PER COMMON SHARE - BASIC	$0.30	$(110.13)	$0.62	$(365.22)
INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.30	$(110.13)	$0.61	$(365.22)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	32,061,828	65,769	31,979,374	65,769
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	32,521,809	65,769	32,399,670	65,769

See accompanying notes to unaudited condensed consolidated financial statements

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands, except share data)

						Accumulated
				Additional		Other	Total
	Common Stock		(Accumulated	Paid In	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Deficit)	Capital	Compensation	Income	Equity

BALANCE, DECEMBER 31, 2004	32,102,820	$321	$(301,836)	$556,346	$(2,787)	$855	$252,899

Stock based compensation					718		718

Offering costs				(116)			(116)

Issuance of restricted stock	5,000			96	(96)		—

Common stock issued through stock options	112,849	1		1,906			1,907

Comprehensive income:

Net income			19,676

Foreign currency translation	—					145

Total comprehensive income	—	—	—	—	—	—	19,821

BALANCE, SEPTEMBER 30, 2005	32,220,669	$322	$(282,160)	$558,232	$(2,165)	$1,000	$275,229

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 24, 2004

(in thousands)

	September 30, 2005	September 24, 2004
OPERATING ACTIVITIES :
Net Income	$19,676	$17,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,699	9,414
Amortization and write-off of debt issuance costs	3,482	1,428
Redemption premium on 11.5% senior subordinated notes	8,050	—
Stock based compensation	718	—
Loss on disposal of property and equipment	53	—
Change in fair value of interest rate swaps	—	(6,201)
Interest income on shareholder notes	—	(30)
Deferred income taxes	(2,160)	3,754
Income tax effect from exercise of stock options	215	—
Changes in assets and liabilities, net of business acquired:
Accounts receivable - trade	(23,882)	(24,108)
Accounts receivable - other	4,974	1,435
Inventory	(3,782)	(18,625)
Prepaid expenses and other current assets	(428)	350
Other assets	(354)	(210)
Accrued interest payable	2,885	5,254
Accounts payable	11,598	11,778
Accrued expenses and other current liabilities	3,066	477
Accrued merger expenses	(307)	(416)
Accrued income taxes payable	(2,670)	6,064
Net cash provided by operating activities	30,833	7,499
INVESTING ACTIVITIES :
Purchase of property and equipment, net	(5,899)	(5,359)
Purchase of business, net of cash acquired	(71,195)	(510)
Net cash used in investing activities	(77,094)	(5,869)
FINANCING ACTIVITIES :
Increase in revolver, net	5,000	7,000
Repayment of long-term debt	(70,850)	(5,250)
Proceeds from financing transaction	50,000
Payment of redemption premium on 11.5% senior subordinated notes	(8,050)	—
Payment of debt issuance costs	(836)	(587)
Initial public offering costs	(616)	—
Proceeds from stock options exercised	1,693	—
Proceeds from exercise of underwriters over-allotment options	2,333	—
Payments of capital lease obligations	(126)	—
Net cash (used in) provided by financing activities	(21,452)	1,163
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	145	89
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(67,568)	2,882
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,178	1,612
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,610	$4,494
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for :
Interest	$13,124	$23,853
Income taxes (net of refunds)	$17,633	$457
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends on preferred stock	$—	$41,155
Adjustment to goodwill on business acquired	$9,473	$—

See accompanying notes to unaudited condensed consolidated financial statements.

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

On August 9, 2005, certain of the Company’s stockholders sold 7,750,000 shares of the Company’s common stock in an underwritten offering pursuant to a registration statement on Form S-1 filed with the SEC (Commission File No. 333-126515). The underwriters of this offering elected to exercise their over-allotment option with respect to additional shares held by the selling stockholders.  As a result, on August 22, 2005, certain of the selling stockholders sold an additional 1,162,500 shares of our common stock in a second closing pursuant to the same underwritten offering.  In connection with this offering, the Company did not receive any proceeds and incurred approximately $923,000 of expenses for the three months ended September 30, 2005, which amounts were recorded by us as an expense.

Segment Information—The Company is in one industry, the distribution of maintenance, repair and operations, or MRO, products. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information”, the Company has one operating segment. Our net sales for the three and nine-month periods ended September 30, 2005 and September 24, 2004 by product category were approximately (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
Product Category	2005	2004	2005	2004
Plumbing	$91.0	$82.6	$269.0	$242.2
Electrical	31.2	28.4	90.4	83.4
Heating, Ventilation and Air Conditioning	29.9	12.9	64.5	40.2
Security Hardware	14.0	13.3	41.2	38.2
Appliances	14.2	12.6	38.5	33.7
Hardware	12.9	12.6	37.9	35.2
Other	32.6	28.0	84.5	75.4
Total	$225.8	$190.4	$626.0	$548.3

Stock-based Compensation—The Company accounted for option plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized for stock option awards. While the Company does not recognize compensation costs for stock options, the Company does determine what these costs would have been using the method prescribed by SFAS No, 123 for disclosure purposes.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for options granted in 2005 under the 2004 Equity Incentive Plan: dividend yield of 0%, volatility of 33%, risk-free interest rate of 4.01% and expected life of 5 years. The following assumptions were used for options granted in 2004 under the 2000 Stock Award Plan: dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 3.48%, and expected life of 5 years.  The fair value of these awards approximated zero.

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share for the three and nine months ended September 30, 2005 and September 24, 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2005	2004	2005	2004

Net income as reported	$9,718	$6,927	$19,676	$17,135

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	142	—	435	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(304)	—	(698)	—

Pro forma net income	9,556	6,927	19,413	17,135

Preferred stock dividends	—	(14,170)	—	(41,155)

Net income (loss) applicable to common stockholders	$9,556	$(7,243)	$19,413	$(24,020)

Earnings per share:
Basic - as reported	$0.30	$(110.13)	$0.62	$(365.22)
Basic - pro forma	$0.30	$(110.13)	$0.61	$(365.22)

Diluted - as reported	$0.30	$(110.13)	$0.61	$(365.22)
Diluted - pro forma	$0.29	$(110.13)	$0.60	$(365.22)

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

In March 2004, the FASB issued Interpretation No. 46(R)-5 (“FIN 46(R)-5”), “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.” FIN 46 (R)-5 is effective for the first reporting period beginning after March 3, 2005; however, earlier application is permitted for periods for which financial statements have not yet been issued. The Company has evaluated the impact of FIN 46(R)-5 and determined that the impact is immaterial to the consolidated financial statements.

         In November 2004, the FASB issued SFAS No. 151, Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the requirements of SFAS 151.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations. This interpretation states that the term “conditional asset retirement obligation” as used in paragraph A23 of SFAS No. 143 refers to a legal obligation to perform an asset retirement in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement obligation is unconditional even though uncertainty exists about the timing and (or) method of settlement. The effective date for adopting this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company’s financial condition, results of operations and cash flows were not impacted by the adoption of FIN 47 in the third quarter of 2005.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to do so, in which case other alternatives are required. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, or for the Company’s fiscal 2006 year end. The Company has evaluated the requirements of SFAS 154 and have determined that there is no impact on the consolidated financial statements.

Reclassifications—Certain prior year amounts in the financial statements and the notes have been reclassified to conform to the 2005 presentation. The reclassifications had no effect on total stockholders’ equity or net income (loss).

2.     EARNINGS PER SHARE

        Net income (loss) per share for all periods has been computed in accordance with SFAS No. 128, “Earnings per Share”. Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares outstanding during the year. Diluted net income per share is computed based on the weighted-average number of shares of common stock as adjusted for the potential dilutive effect of stock options stock for the period.

The amounts used in calculating net income (loss) per share data are as follows:

	Three months ended		Nine months ended
	September 30,	September 24,	September 30,	September 24,
	2005	2004	2005	2004

Net income	$9,718	$6,927	$19,676	$17,135
Preferred stock dividends	—	(14,170)	—	(41,155)
Net loss applicable to common stockholders	$9,718	$(7,243)	$19,676	$(24,020)

Weighted average shares outstanding - basic	32,061,828	65,769	31,979,374	65,769
Effect of dilutive stock options	459,980	—	420,296	—

Weighted average shares outstanding - diluted	32,521,808	65,769	32,399,670	65,769

Options to purchase 471,456 shares and 517,956 shares of common stock which were outstanding at three and nine months ended September 30, 2005, respectively, and 2,327 shares of common stock which were outstanding for the three and nine months ended September 24, 2004 were not included in the computation of weighted average shares outstanding-diluted because the exercise prices of the options are greater than the average fair market value of common stock and the effect would be anti-dilutive.

3.     DEBT

Long-term debt at September 30, 2005 and December 31, 2004 consists of the following:

	September 30,	December 31,
	2005	2004

Term loans	$149,150	$100,000
Note payable	3,275	3,275
11.5% senior subordinated notes	130,000	200,000

	282,425	303,275
Less current portion	(1,400)	(1,000)

	$281,025	$302,275

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

The senior subordinated notes pay interest each May 15 and November 15, with the first payment made on November 15, 2003.  Prior to May 15, 2006, Interline New Jersey had the option to redeem up to 35% of the notes using proceeds of certain equity offerings and Interline New Jersey may redeem all of the notes after May 15, 2007, subject to redemption premiums unless redeemed after May 15, 2009.  Interline New Jersey elected to redeem $70.0 million of the 11.5% senior subordinated notes using proceeds from the Company’s IPO and gave the 30-day notice, required by the indenture, on December 20, 2004.  In January 2005, the Company recorded a loss on extinguishment of debt of $10.3 million, consisting of the write-off of deferred financing costs of $2.3 million and the premium of $8.1 million on the $70.0 million redemption of 11.5% senior subordinated notes.

In December 2004, Interline New Jersey amended its term loan facility and revolving loan facility.  The term loan was reduced to $100.0 million from $140.0 million and the revolving loan facility was increased to $100.0 million from $65.0 million.  As part of the amendment in December 2004, Interline New Jersey paid down $31.3 million of the term loan using proceeds from the Company’s IPO.  Interline New Jersey also amended its credit facility on July 7, 2005, to permit the incurrence of an additional $50.0 million term loan, having substantially the same terms as the existing term loan in connection with the Copperfield acquisition, discussed below.  On August 8, 2005, Interline New Jersey again amended its credit facility to lower the interest rate spreads applicable to the additional $50.0 million term loan.  The amended credit facility provides for aggregate commitments of $250.0 million, consisting of (1) a revolving loan facility of $100.0 million, of which a portion not exceeding $20.0 million will be available in the form of letters of credit, and (2) a term loan facility of $150.0 million.

Borrowings under the amended term loan facility and revolving loan facility bear interest, at Interline New Jersey’s option, at either LIBOR or at the alternate base rate plus a spread.  The indebtedness under the amended credit facility is guaranteed by the Company and by the domestic subsidiaries of Interline New Jersey.  Interest rates in effect on borrowings under the term loan facilities at September 30, 2005 ranged from 6.27% for LIBOR based borrowings and 8.0% for prime based borrowings under the $100.0 million tranche B-1 term loan and 5.45% for LIBOR based borrowings and 7.75% for prime based borrowings under the $50.0 million tranche B-2 term loan .  Outstanding letters of credit under the revolving loan facility are subject to a per annum fee equal to the applicable spread over the adjusted LIBOR for revolving loans.  The term loan facility matures on December 31, 2010 and the revolving loan facility matures on May 31, 2008.  Debt issuance costs capitalized in connection with the amended credit facility were approximately $0.8 million.

As of September 30, 2005, Interline New Jersey had $85.9 million available under its revolving loan facility.  Total letters of credit issued under this facility as of September 30, 2005 were $9.1 million.  There were $5.0 million of borrowings under the revolving loan facility at September 30, 2005.  The credit facility is secured by substantially all of the assets of Interline New Jersey.

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

The credit facility contains customary affirmative and negative covenants that limit Interline New Jersey’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain a maximum debt to cash flow ratio and a minimum interest expense coverage ratio.  The Company and Interline New Jersey were in compliance with all covenants at September 30, 2005.

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

In April 2003, the Interline New Jersey issued a non-recourse note payable in the principal amount of $3.3 million for the purchase of an investment.  This note, which is secured only by the investment, bears interest at a rate of 4% per annum, with principal due in full in April 2010.

The maturities of long-term debt subsequent to September 30, 2005 are as follows:

2005	$350
2006	1,400
2007	1,400
2008	1,400
2009	1,400
Thereafter	276,475
$282,425

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

Upon completion of the Company’s IPO in December 2004, 175,820 shares of restricted stock were issued to senior management. The restricted stock awards will vest on an accelerated basis contingent upon the executive’s continued employment in one-third installments over three years provided that certain pre-established annual percentage increases in our earnings per share are attained. The restricted stock may also vest on the seventh anniversary of the date of grant if the executive remains in our employ for seven years.  In addition, an aggregate of 10,000 shares of restricted stock were issued to two non-employee directors who are not affiliated with any of our principal stockholders. Such awards will vest over two years. As a result of these restricted stock awards, the Company will incur non-cash charges between $0.4 million and $0.9 million in each of the next three to seven years depending upon the acceleration of vesting of restricted stock. These two directors also each received 20,000 non-qualified stock options with an exercise price equal to the IPO price of $15.00 per share. In addition, the Company issued to management 1,835,218 non-qualified stock options with an exercise price equal to the IPO price of $15.00 per share and 590,465 non-qualified stock options with a weighted average exercise price of $24.00 per share. All of these options were fully vested and exercisable when granted. However, management will only be permitted to sell shares acquired upon the exercise of the options in 25% increments over four years.

A summary of the status of the Company’s stock option plans is as follows:

			Weighted
	Number	Exercise Price	Average Exercise
	of Shares	Per Share	Price Per Share

Outstanding at December 31, 2004	2,468,009	$15.00 - $1,669.13	$17.61

2005:
Granted	68,500	$19.05 - $20.21	$19.61

Exercised	(112,849)	$15.00	$15.00

Cancelled	(153,243)	$15.00 - $1,669.13	$30.59

Outstanding at September 30, 2005	2,270,417	$15.00 - $41.05	$16.93

5.     ACQUISITION

CCS Enterprises, Inc.

On July 7, 2005, the Company acquired all of the common stock of CCS Enterprises, Inc., also known as Copperfield, under a stock purchase agreement.  Copperfield is a national distributor and direct marketer of specialty ventilation and chimney maintenance products and is headquartered in Fairfield, Iowa.  This acquisition represents an expansion of the Company’s professional contractors and specialty distributor business.  Copperfield had net sales of $41.0 million for the year ended November 30, 2004.

The aggregate purchase price was $70.0 million, including costs of acquisition of $0.7 million, and was funded by borrowings under Interline New Jersey’s credit facility.  Included in the purchase price was $4.0 million deposited in an escrow account to cover the representations, warranties and contingencies of the parties to the purchase agreement.  The amounts are included in the preliminary purchase price allocation as they are not considered contingent but represent the final payment of the purchase price after finalization of assets purchased and liabilities assumed.  The amount in escrow related to contingencies is included because the amount will be either paid to the seller or to a third-party claimant.  The Company has included the results of operations for Copperfield from the date of acquisition and applied preliminary purchase accounting in accordance with SFAS No. 141, Business Combinations as of the date of acquisition, which resulted in recorded estimated goodwill of $35.8 million.  The allocation of the purchase price is as follows:

Net assets	$7.7
Customer relationships	21.0
Trademarks	5.5
Goodwill	35.8
$70.0

Goodwill recorded in connection with the acquisition is not expected to be deductible for tax purposes.  The intangible assets are subject to amortization and will be amortized on a straight-line basis over a weighted-average useful life of approximately 22.3 years.  We recorded an addition to goodwill of $9.5 million in connection with the acquisition of CCS Enterprises, Inc. to recognize the book to tax basis difference on non-goodwill intangibles.  The purchase price allocations for this acquisition have not been finalized because information related to finalizing the valuations of inventory and property, plant and equipment are still in the process of being gathered and analyzed.  Supplemental pro forma information has not been provided below because it is immaterial.

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

                We market and sell our products primarily through nine distinct and targeted brands. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a direct sales force of field sales representatives, telesales representatives, a direct marketing program, brand-specific e-commerce websites and a national accounts sales program.

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

Estimating Allowances for Doubtful Accounts

                We maintain allowances for doubtful accounts for estimated losses resulting from the inability to collect outstanding amounts from customers. The allowances include specific amounts for those accounts that are likely to be uncollectible, such as accounts of customers in bankruptcy and general allowances for those accounts that management currently believes to be collectible but later become uncollectible. Estimates are used to determine the allowances for bad debts and are based on historical collection experience, current economic trends, credit worthiness of customers and changes in customer payment terms. Adjustments to credit limits are made based upon payment history and our customers’ current credit worthiness. If the financial condition of our customers were to deteriorate, allowances may be needed that will increase selling, general and administrative expenses and decrease accounts receivable. At September 30, 2005 the allowance for doubtful accounts totaled $7.8 million.

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

Overview. During the third quarter of 2005 we achieved record revenue.  Sales increased 18.6% to $225.8 million in the third quarter compared to $190.4 million in the prior year period, with the same number of shipping days in each period.  Our revenue growth is a result of several factors, including our ability to execute on our strategy to grow sales organically and through strategic acquisition.  The company achieved continued growth in our three core markets: facilities maintenance, professional contractors and specialty distributors.  Our sales growth, excluding sales associated with our July 2005 acquisition of Copperfield, was 12.4% compared to the prior year period.  Our sales growth came from the success of the numerous growth investments we have put into place during 2004 and 2005, as well as improved market conditions in the professional contractor and multi-family housing sectors.  An increasing component of our sales growth in the third quarter came from new product initiatives, such as the expansion of our capabilities to sell and distribute HVAC equipment.  Sales of this equipment, and other larger items such as appliances and water heaters, taken as a whole, have increased over the prior year period by 65%.  These three product groups have a higher average sales price than our average stock-keeping units and generally carry lower gross margins.  Primarily as a result of sales mix, our consolidated gross margin percentage declined in the period by 30 basis points.    We continued to benefit from operating expense leverage in the areas of freight, distribution center labor and occupancy costs.  Operating income increased by 12.1% over the comparable prior year period.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 24, 2004

                Net Sales. Our net sales increased by $35.4 million, or 18.6%, to $225.8 million in the three months ended September 30, 2005 from $190.4 million in the three months ended September 24, 2004, with the same number of shipping days in both periods. The sales increase was attributable to $11.7 million from our Copperfield acquisition and the remaining increase resulted from continued strong demand for our products, new sales and growth initiatives, and the success of new product introductions. Our strongest sales growth this quarter, excluding the impact of our Copperfield acquisition, was 19.2% in the professional contractor market, followed by 9.7% sales growth in the facilities maintenance market and 10.3% sales growth in the specialty distributor market.

                Gross Profit. Gross profit increased by $12.9 million, or 17.7%, to $86.1 million in the three months ended September 30, 2005 from $73.2 million in the three months ended September 24, 2004.  Gross profit margins decreased to 38.1% for the three months ended September 30, 2005 compared to 38.4% for the three months ended September 24, 2004.  This decline in our gross profit margins is primarily a result of a change in sales mix related to a 65% increase in the sale of large equipment items, specifically appliances, water heaters and HVAC equipment, which generally carry lower gross profit margins.

                Selling, General and Administrative Expenses. SG&A expenses increased by $9.2 million, or 18.4%, to $58.9 million in the three months ended September 30, 2005 from $49.7 million in the three months ended September 24, 2004.  Increased SG&A expenses related to our Copperfield acquisition accounted for $3.0 million of the $9.2 million increase.  Excluding these expenses, SG&A expenses increased 14.2% in the three months ended September 30, 2005.  Certain expenses within SG&A, such as the costs of running regional distribution centers, delivery expenses and selling expenses fluctuate with sales volume.  The increase in SG&A expenses included these increases as well as increased investment in new sales and marketing initiatives, higher health care costs, and Sarbanes-Oxley compliance costs.  SG&A expenses as a percentage of sales remained the same at 26.1% in the three months ended September 30, 2005 and in the three months ended September 24, 2004.  Excluding Sarbanes-Oxley compliance costs of $0.4 million incurred during the three months ended September 30, 2005, SG&A expenses as a percentage of sales decreased 20 basis points to 25.9%.  There were no Sarbanes-Oxley compliance costs in the comparable prior year period.

                Depreciation and Amortization. Depreciation and amortization expense increased by $0.4 million, or 12.5%, to $3.4 million in the three months ended September 30, 2005 from $3.0 million in the three months ended September 24, 2004.  This increase was due to our Copperfield acquisition.  Copperfield depreciation and amortization was $0.4 million for the three months ended September 30, 2005.  This represents the depreciation and amortization on property, plant and equipment as well as amortization of the intangibles valued in the purchase.

                Secondary offering related expenses. We incurred secondary offering related expenses of $0.9 million during the three months ended September 30, 2005.  There were no secondary offering related expenses in the three months ended September 24, 2004.  During the three months ended September 30, 2005, certain of the Company’s stockholders sold 7,750,000 shares of the Company’s common stock in an underwritten offering pursuant to a registration statement on Form S-1 filed with the SEC (Commission File No. 333-126515).  The underwriters of this offering elected to exercise their over-allotment option with respect to additional shares held by the selling stockholders.  As a result, on August 22, 2005, certain of the selling stockholders sold an additional 1,162,500 shares of our common stock in a second closing pursuant to the same underwritten offering.  In connection with this offering, the Company did not receive any proceeds and incurred approximately $0.9 of expenses for the three months ended September 30, 2005, which amounts were recorded by us as an expense.

             Operating Income. As a result of the foregoing, operating income increased by $2.5 million, or 12.0%, to $22.9 million in the three months ended September 30, 2005 from $20.5 million in the three months ended September 24, 2004.  As a percent of sales, operating income decreased to 10.2% in the current quarter from 10.8% in the comparable prior year period.  This decrease was primarily due to $0.9 million in secondary offering costs incurred during the three months ended September 30, 2005.

                Change in Fair Value of Interest Rate Swaps. Our interest rate swaps were terminated at the time of our initial public offering, or IPO, in December 2004.  As such, changes in fair value of interest rate swaps were zero in the three months ended September 30, 2005 compared to a gain of $1.5 million in the three months ended September 24, 2004. Theses gains are related to changes in the market value of our interest rate swap instruments. The non-cash gains were attributable to changes in market conditions, including but not limited to fluctuations in interest rates, general market volatility, and the remaining tenor of those instruments.

                Interest Expense. Interest expense decreased by $3.6 million in the three months ended September 30, 2005 to $6.7 million from $10.3 million in the three months ended September 24, 2004.  The net decrease was attributed to lower debt balances associated with the early extinguishment of $70.0 million of the 11.5% senior subordinated notes of Interline New Jersey in January 2005 and the pay down of $31.3 million of our term loan, as well as lower interest expense associated with the termination of our interest rate swaps and the write-off of deferred financing costs — all associated with our IPO.  This was partially offset by the incurrence of an additional $50.0 million term loan during the three months ended September 30, 2005 as well as increased average borrowings under our revolving credit facility to fund the $70.0 million acquisition of Copperfield.

                Provision for Income Taxes. The effective tax rate for the three months ended September 30, 2005 was 41.0% compared to 41.6% in the three months ended September 24, 2004.  The decrease in the effective tax rate was due primarily to lower state income taxes and lower permanent differences offset in part by non-deductible expenses associated with our secondary offering of stock in August 2005.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 24, 2004

                Net Sales. Our net sales increased by $77.6 million, or 14.1%, to $626.0 million in the nine months ended September 30, 2005 from $548.4 million in the nine months ended September 24, 2004.  During 2005 we had one more shipping day than during the prior year period.  Average daily sales increased 13.6% to $3.3 million in the nine months ended September 30, 2005 compared to $2.9 million in the nine months ended September 24, 2004.  The sales increase was attributable to $11.7 million from our Copperfield acquisition and the remaining increase resulted from improved demand for our products, new sales and growth initiatives, and to new product introductions.  Average daily sales growth for the nine months ended September 30, 2005, excluding the impact of our Copperfield acquisition, was 17.0% in the professional contractor market, followed by 10.5% sales growth in the facilities maintenance market and 6.4% sales growth in the specialty distributor market.

                Gross Profit. Gross profit increased by $29.0 million, or 13.8%, to $238.9 million in the nine months ended September 30, 2005 from $209.9 million in the nine months ended September 24, 2004.  Gross profit margins declined 10 basis points to 38.2% for the nine months ended September 30, 2005 from 38.3% for the nine months ended September 24, 2004.  This decline in our gross profit margins is primarily a result of  30% increases in sales over the comparable prior year period of lower margin products such as appliances, water heaters and HVAC equipment.  This was partially offset by improvement in gross profit margins in certain product categories due to the success of our private label program, improved pricing from suppliers, and increased efficiencies at our national distribution center.

                Selling, General and Administrative Expenses. SG&A expenses increased by $19.1 million, or 12.9%, to $167.1 million in the nine months ended September 30, 2005 from $148.1 million in the nine months ended September 24, 2004.  Increased SG&A expenses related to our Copperfield acquisition accounted for $3.0 million of the $19.1 million increase.  Excluding these expenses, SG&A expenses increased 10.9% in the nine months ended September 30, 2005.  Certain expenses within SG&A, such as the costs of running distribution centers, delivery expenses and selling expenses fluctuate with sales volume.  The increase in SG&A expenses included these increases as well as continuing investments in new sales and marketing initiatives, higher health care costs, and Sarbanes-Oxley compliance costs.  SG&A expenses as a percentage of sales improved 30 basis points to 26.7% in the nine months ended September 30, 2005 from 27.0% in the nine months ended September 24, 2004.  This improvement in operating leverage is a result of improved operating efficiencies at our regional distribution centers — specifically distribution center labor and freight costs — as well as the benefit of increased sales on our fixed cost infrastructure, partially offset by our continued investment in our growth initiatives.  Excluding Sarbanes-Oxley compliance costs of $0.7 million incurred during the nine months ended September 30, 2005, SG&A expenses as a percentage of sales decreased 40 basis points to 26.6%.  There were no Sarbanes-Oxley compliance costs in the comparable prior year period.

                Depreciation and Amortization. Depreciation and amortization expense increased by $0.3 million, or 3.0%, to $9.7 million in the nine months ended September 30, 2005 from $9.4 million in the nine months ended September 24, 2004.  This increase was due to our Copperfield acquisition.  The Copperfield depreciation and amortization was $0.4 million for the three months ended September 30, 2005.  This represents the depreciation and amortization on property, plant and equipment as well as amortization of the intangibles valued in the purchase.

                Secondary offering related expenses. We incurred secondary offering related expenses of $0.9 million during the nine months ended September 30, 2005.  There were no secondary offering related expenses in the nine months ended September 24, 2004.  During the nine months ended September 30, 2005, certain of the Company’s stockholders sold 7,750,000 shares of the Company’s common stock in an underwritten offering pursuant to a registration statement on Form S-1 filed with the SEC (Commission File No. 333-126515).  The underwriters of this offering elected to exercise their over-allotment option with respect to additional shares held by the selling stockholders.  As a result, on August 22, 2005, certain of the selling stockholders sold an additional 1,162,500 shares of our common stock in a second closing pursuant to the same underwritten offering.  In connection with this offering, the Company did not receive any proceeds and incurred approximately $0.9 of expenses for the nine months ended September 30, 2005, which amounts were recorded by us as an expense.

             Operating Income. As a result of the foregoing, operating income increased by $8.7 million, or 16.6%, to $61.1 million in the nine months ended September 30, 2005 from $52.4 million in the nine months ended September 24, 2004.  As a percent of sales, operating income increased to 9.8% in the first nine months from 9.6% in the comparable prior year period.

                Change in Fair Value of Interest Rate Swaps. Our interest rate swaps were terminated at the time of our IPO in December 2004.  As such, changes in fair value of interest rate swaps were zero in the nine months ended September 30, 2005 compared to a gain of $6.2 million in the nine months ended September 24, 2004. Theses gains are related to changes in the market value of our interest rate swap instruments.  The non-cash gains were attributable to changes in market conditions, including but not limited to fluctuations in interest rates, general market volatility, and the remaining tenor of our instruments.

                Interest Expense. Interest expense decreased by $11.9 million in the nine months ended September 30, 2005 to $18.7 million from $30.6 million in the nine months ended September 24, 2004.  The net decrease was attributed to lower debt balances associated with the early extinguishment of $70.0 million of the 11.5% senior subordinated notes of Interline New Jersey in January 2005 and the pay down of $31.5 million of our term loan, as well as lower interest expense associated with the termination of our interest rate swaps and the write-off of deferred financing costs — all associated with our IPO.  This was partially offset by the incurrence of an additional $50.0 million term loan during the three months ended September 30, 2005 as well as increased borrowings under our revolving credit facility to fund the $70.0 million acquisition of Copperfield.

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

                Provision for Income Taxes. The effective tax rate for the nine months ended September 30, 2005 was 39.8% compared to 39.6% in the nine months ended  September 24, 2004.  The increase in the effective tax rate was due primarily to increased non-deductible expenses offset in part by a decrease in permanent differences.

Liquidity and Capital Resources

                As of September 30, 2005, we had approximately $85.9 million of availability under Interline New Jersey’s $100.0 million revolving credit facility.  Historically, our capital requirements have been for debt service obligations, working capital requirements, acquisitions, the expansion and maintenance of our distribution network, and upgrades of our proprietary information systems.  We expect this to continue in the foreseeable future.  Historically, we have funded these requirements through internally generated cash flow and funds borrowed under our credit facility.  We expect our cash flow from operations and the loan availability under our credit facility to be our primary source of funds in the future.  Letters of credit, which are issued under the revolving loan facility under our credit facility, are used to support payment obligations incurred for our general corporate purposes.  As of September 30, 2005, we had $9.1 million of letters of credit issued under the credit facility.  Interest on Interline New Jersey’s 11.5% senior subordinated notes due 2011 is payable each May 15 and November 15.  With respect to borrowings under our credit facility, we have the option to borrow at an adjusted LIBOR or an alternative base rate.  Interest on the credit facility is generally payable quarterly, and with respect to any LIBOR borrowings, on the last day of the interest period applicable to the term of the borrowing.

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

                Net cash provided by operating activities was $30.8 million for the nine months ended September 30, 2005 compared to net cash provided by operating activities of $7.5 million in the nine months ended September 24, 2004.  Net cash provided by operating activities for the nine months ended September 30, 2005 was higher than the prior year period primarily as a result of our increase in operating income of $8.7 million and changes in our core working capital, defined as the sum of accounts receivable trade plus inventory less accounts payable, of $14.9 million.  This was partially offset by the changes in all other assets and liabilities.  In addition, we had lower cash interest expense of $10.7 million, resulting from our lower average debt balances, which were reduced using proceeds from our IPO, and higher cash taxes of $17.2 million, due to higher pretax earnings and the timing of income tax payments.

Net cash used in investing activities was $77.1 million in the nine months ended September 30, 2005 compared to $5.9 million in the nine months ended September 24, 2004.  Net cash used in investing activities in the nine months ended September 30, 2005 and the nine months ended September 24, 2004 were primarily attributable to capital expenditures made in the ordinary course of business and costs related to purchases of businesses including the $70.0 million purchase of Copperfield.

                Net cash used in financing activities totaled $21.5 million for the nine months ended September 30, 2005 compared to net cash provided by financing activities of $1.2 million in the nine months ended  September 24, 2004.  Net cash used in financing activities for the nine months ended September 30, 2005 was primarily attributable to our repayment of $70.0 million of our senior subordinated notes and $8.1 million in related redemption premiums partially offset by the incurrence of an additional $50.0 million term loan, which was used in our Copperfield acquisition, $2.3 million received in January 2005 for the over-allotment shares sold to underwriters, net of expenses, in conjunction with our IPO and $1.7 million of proceeds received from the exercise of stock options.

                As of September 30, 2005, other than the redemption of $70.0 million of Interline New Jersey’s 11.5% senior subordinated notes and the incurrence of an additional $50.0 million term loan and incremental revolver borrowings, as described above, our contractual obligations and other contractual commitments have not changed materially outside the ordinary course of business since December 31, 2004.

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

                We used $31.3 million of the proceeds to partially repay the term loan under Interline New Jersey’s credit facility.  We amended Interline New Jersey’s senior credit facility to allow for the IPO and reduce our applicable rate in respect to any term loans from LIBOR plus 3.50% to LIBOR plus 2.25%.  In conjunction with this amendment, we incurred $1.1 million of debt issuance costs.  In December 2004 we also used $4.6 million of the proceeds to terminate the interest rate swap agreements.  In January 2005 we used $70.0 million of the proceeds from the IPO transaction to partially redeem Interline New Jersey’s 11.5% senior subordinated notes.  In connection with the redemption, in January 2005 we paid $8.1 million of premiums for early redemption of the 11.5% senior subordinated notes and recorded a $10.3 million loss on the early extinguishment of debt, which included a charge for write-off of unamortized debt issuance costs in the amount of $2.3 million.

               We refer to the transactions described in this section collectively as the “IPO Transactions”.

Capital Expenditures

                Capital expenditures were $5.9 million in the nine months ended September 30, 2005 compared to $5.4 million in the nine months ended September 24, 2004.  Capital expenditures as a percentage of sales were 0.9% in the nine months ended September 30, 2005 and 1.0% in the nine months ended September 24, 2004.

Liquidity

                Our principal working capital need is for inventory and trade accounts receivable, which have generally increased with the growth in our business. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility.

Credit Facility

                Interline New Jersey entered into a credit facility on May 29, 2003, which was amended as of December 19, 2003, and amended again on December 21, 2004 in connection with the IPO.  Interline New Jersey also amended its credit facility on July 7, 2005, to permit the incurrence of an additional $50.0 million term loan, having substantially the same terms as the existing term loan in connection with the Copperfield acquisition.  On August 8, 2005, Interline New Jersey again amended its credit facility to lower the interest rate spreads applicable to the additional $50.0 million term loan.  The amended credit facility provides for aggregate commitments of $250.0 million, consisting of (1) a revolving loan facility of $100.0 million, of which a portion not exceeding $20.0 million will be available in the form of letters of credit, and (2) a term loan facility of $150.0 million.  Borrowings under the amended term loan facility and revolving loan facility bear interest, at Interline New Jersey’s option, at either adjusted LIBOR or at the alternate base rate plus a spread.  Outstanding letters of credit under the revolving loan facility are subject to a per annum fee equal to the applicable spread over adjusted LIBOR for revolving loans.  The indebtedness under the amended credit facility is guaranteed by us and by the domestic subsidiaries of Interline New Jersey.  The amended term loan facility has a maturity of December 31, 2010, and the revolving loan facility has a maturity of May 31, 2008.

                On July 7, 2005, we used the proceeds from the additional $50.0 million term loan and $20.0 million of borrowings under the revolving loan facility to fund the Copperfield acquisition.  As of the end of the third quarter the Company had paid down $15.0 million of the incremental $20.0 million borrowed for the acquisition.

              During the nine months ended September 30, 2005 we borrowed periodically on our revolving credit facility to accommodate our daily working capital needs.  The weighted average daily outstanding balance during the nine-month period was $11.3 million, with ordinary course borrowings ranging from $0.0 million to $22.5 million.  As of September 30, 2005, Interline New Jersey had $9.1 million of letters of credit issued under the revolving loan facility and $149.2 million aggregate principal outstanding under the term loan facility.

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

                The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars.  On July 21, 2005, the People’s Bank of China announced that the yuan will no longer be pegged to the U.S. dollar, but will be allowed to float in a band (and to a limited extent, increase in value) against a basket of foreign currencies, and on September 23, 2005 slightly increased the permitted movement against non-U.S. dollar currencies in the basket.  China’s decision to remove the U.S. dollar peg for the yuan increases the risk that Chinese-sourced products could become more expensive for us.

Derivative Financial Instruments

                Periodically, the company had entered into derivative financial instruments, including interest rate exchange agreements, or swaps, to manage our exposure to fluctuations in interest rates on our debt. As of September 30, 2005, we did not have any interest rate swap exchange agreements, or swaps. Under our former swap agreements, we pay a fixed rate on the notional amount to our banks and the banks pay us a variable rate on the notional amount equal to a base LIBOR rate. Our derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies.

                We periodically evaluate the costs and benefits of any changes in our interest rate risk. Based on such evaluation, we may enter into new interest rate swaps to manage our interest rate exposure.

ITEM 4. CONTROLS AND PROCEDURES.

                Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. Based on this evaluation, our Chief Executive Officer and  Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were: (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and  Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

                No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

              None

ITEM 6. EXHIBITS.

                The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

1.1

Underwriting Agreement dated as of August 3, 2005 among the Company, the several selling stockholders named on Schedule A thereto and the several underwriters named on Schedule B thereto, for whom Credit Suisse First Boston LLC and Lehman Brothers, Inc. acted as representatives (incorporated by reference to exhibit 1.1 to the Company’s Registration Statement on Form S-1/A filed on July 22, 2005).

10.1

Amendment No. 1 , dated as of August 8, 2005, to the Amended and Restated Credit Agreement dated as of December 21, 2004, among the Company, Interline New Jersey, the lenders party thereto and Credit Suisse, Cayman Islands Branch, as Administrative Agent. (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2005).

10.53

Incremental Facility Amendment, dated as of July 7, 2005, among the Company, Interline New Jersey, the lenders named thereto and Credit Suisse, Cayman Islands Branch, as Administrative Agent (incorporated by reference to exhibit 10.53 to the Company’s Registration Statement on Form S-1/A filed on July 22, 2005).

10.55

Employment Agreement, dated as of July 22, 2005, between Interline New Jersey and Thomas J. Tossavainen (incorporated by reference to exhibit 10.55 to the Company’s Registration Statement on Form S-1/A filed on August 1, 2005).

10.56	Amendment, dated September 9, 2005, to Employment Agreement, dated as of December 15, 2004, between Interline New Jersey and William R. Pray (furnished herewith).
31.1	Certification of Michael J. Grebe as President and Chief Executive Officer of Interline Brands, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
31.2	Certification of Thomas J. Tossavainen as Vice President and Chief Financial Officer of Interline Brands, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
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

Date: November 10, 2005

Signatures

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERLINE BRANDS, INC.

BY:	/s/ Thomas J. Tossavainen
Thomas J. Tossavainen
Chief Financial Officer

(Duly Authorized Signatory and Principal Financial Officer)

Date: November 10, 2005