Form 10-Q
period 2006-03-31
INTERLINE BRANDS, INC./DE
filed 2006-05-09
CIK 1292900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐         Accelerated Filer ☒         Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of April 28, 2006, there were 32,204,192 shares of the registrant’s common stock outstanding (excluding 16,477 shares held in treasury), par value $0.01.

TABLE OF CONTENTS

ITEM
PART I. FINANCIAL INFORMATION
1.	Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2006 and December 30, 2005
Condensed Consolidated Statements of Earnings (Unaudited) for the Three Months Ended March 31, 2006 and April 1, 2005
Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2006 and April 1, 2005
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2006 and April 1, 2005
Notes to Unaudited Condensed Consolidated Financial Statements
2.	Management’s Discussions and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures about Market Risk
4.	Controls and Procedures

PART II. OTHER INFORMATION

1.	Legal Proceedings
1A.	Risk Factors
2.	Unregistered Sales of Equity Securities and Use of Proceeds
3.	Defaults Upon Senior Securities
4.	Submission of Matters to a Vote of Security Holders
5.	Other Information
6.	Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2006 AND DECEMBER 30, 2005
(in thousands, except share and per share data)

	March 31,	December 30,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$16,712	$2,958
Accounts receivable - trade (net of allowance for
doubtful accounts of $8,475 and $8,150)	116,704	113,271
Accounts receivable - other	9,068	12,163
Inventory	164,621	165,282
Prepaid expenses and other current assets	6,905	5,498
Deferred income taxes	14,537	13,945
Total current assets	328,547	313,117
Property and equipment, net	29,159	29,865
Goodwill	249,554	249,574
Other intangible assets, net	102,527	104,244
Other assets	9,175	8,969
Total assets	$718,962	$705,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$68,902	$69,182
Accrued expenses and other current liabilities	22,484	21,574
Accrued merger expenses	5,064	5,408
Accrued interest	5,989	2,152
Income taxes payable	5,916	1,780
Revolver	—	3,000
Current portion of long-term debt	1,400	1,400
Capital lease - current	452	452
Total current liabilities	110,207	104,948
Long-Term Liabilities:
Deferred income taxes	34,101	34,646
Long-term debt, net of current portion	280,325	280,675
Capital lease - long term	875	958
Total liabilities	425,508	421,227
Commitments and contingencies
Senior preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares outstanding as of March 31, 2006 and December 30, 2005	—	—

Stockholders’ equity:
Common stock; $0.01 par value, 100,000,000 authorized; 32,220,669 issued and 32,204,192 outstanding as of March 31, 2006 and 32,220,669 issued and outstanding as of December 30, 2005	322	322
Additional paid-in capital	557,136	558,183
Accumulated deficit	(264,596)	(273,037)
Accumulated other comprehensive income	975	992
Deferred compensation	—	(1,918)
Treasury stock, at cost, 16,477 shares as of March 31, 2006	(383)	—
Total stockholders’ equity	293,454	284,542
Total liabilities and stockholders’ equity	$718,962	$705,769

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND APRIL 1, 2005
(in thousands, except share and per share data)

	Three Months Ended
	March 31,	April 1,
	2006	2005

Net sales	$224,674	$196,491
Cost of sales	138,966	121,005
Gross profit	85,708	75,486

Operating Expenses:
Selling, general and administrative expenses	61,678	53,740
Depreciation and amortization	3,445	3,117
Total operating expense	65,123	56,857
Operating income	20,585	18,629

Loss on extinguishment of debt	—	(10,340)
Interest expense	(6,952)	(6,270)
Interest income	60	120
Other income	126	168
Income before income taxes	13,819	2,307
Provision for income taxes	5,378	914
Net income	8,441	1,393

Earnings Per Share:
Basic	$0.26	$0.04
Diluted	$0.26	$0.04

Weighted-Average Shares Outstanding:
Basic	32,091,133	31,917,175
Diluted	32,584,503	32,313,188

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND APRIL 1, 2005
(in thousands)

	Three Months Ended
	March 31,	April 1,
	2006	2005

Net income	$8,441	$1,393

Other comprehensive income (loss):
Foreign currency translation	(17)	(38)

Total comprehensive income	$8,424	$1,355

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2006 AND APRIL 1, 2005
(in thousands)

	Three Months Ended
	March 31,	April 1,
	2006	2005
Cash Flows from Operating Activities:
Net income	$8,441	$1,393
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,445	3,117
Amortization and write-off of debt issuance costs	418	2,685
Redemption premium on 11.5% senior subordinated notes	—	8,050
Stock based compensation	716	238
Deferred income taxes	(1,117)	356
Provision for doubtful accounts	836	354

Changes in assets and liabilities, net of business acquired:
Accounts receivable - trade	(4,269)	(7,528)
Accounts receivable - other	3,095	1,536
Inventory	661	(468)
Prepaid expenses and other current assets	(1,407)	(1,888)
Other assets	(206)	(543)
Accounts payable	(280)	665
Accrued expenses and other current liabilities	527	(1,478)
Accrued merger expenses	(64)	(111)
Accrued interest	3,837	2,810
Income taxes payable	4,136	(6,033)
Net cash provided by operating activities	18,769	3,155
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(1,527)	(1,543)
Purchase of businesses, net of cash acquired	(193)	(1,009)
Net cash used in investing activities	(1,720)	(2,552)
Cash Flows from Financing Activities:
(Decrease) increase in revolver, net	(3,000)	17,000
Repayment of long-term debt	(350)	(70,250)
Payment of redemption premium on 11.5% senior subordinated notes	—	(8,050)
Initial public offering costs	—	(578)
Proceeds from exercise of underwriters over-allotment options	—	2,333
Excess tax benefits from stock-based compensation	155	—
Payments on capital lease obligations	(83)	—
Net cash used in financing activities	(3,278)	(59,545)
Effect of exchange rate changes on cash and cash equivalents	(17)	(38)
Net increase (decrease) in cash and cash equivalents	13,754	(58,980)
Cash and cash equivalents at beginning of period	2,958	69,178
Cash and cash equivalents at end of period	$16,712	$10,198

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for :
Interest	$2,697	$1,611
Income taxes (net of refunds)	$2,246	$6,595

Schedule of Non-Cash Investing and Financing Activities:
Treasury stock acquired with accrued expenses and other current liabilities	$383	$—
Adjustments to liabilities assumed and goodwill on businesses acquired	$20	$—

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business

Interline Brands, Inc., a Delaware corporation, and its subsidiaries (“Interline” or the “Company”) is a direct marketer and specialty distributor of maintenance, repair and operations (“MRO”) products. The Company sells plumbing, electrical, hardware, security, heating, ventilation and air conditioning (“HVAC”) and other MRO products. Interline’s highly diverse customer base consists of multi-family housing, educational, lodging and health care facilities, professional contractors and specialty distributors.

The Company markets and sells its products primarily through nine distinct and targeted brands. The Company utilizes a variety of sales channels, including a direct sales force, telesales representatives, a direct marketing program, brand-specific websites and a national accounts sales program. The Company delivers its products through its network of regional distribution centers located throughout the United States and Canada, a national distribution center in Nashville, Tennessee, vendor managed inventory locations at large professional contractor customer locations and its dedicated fleet of trucks. Through its broad distribution network, the Company provides same day/next day delivery service to 98% of the U.S. population.

During December 2004, the Company completed its initial public offering (“IPO”). Immediately prior to the closing of the IPO, a reincorporation merger occurred and the Company became the parent company of its principal operating subsidiary, Interline Brands, Inc., a New Jersey corporation (“Interline New Jersey”). In the reincorporation merger, the holders of the preferred stock of Interline New Jersey received an aggregate of $55 million in cash and 19,183,321 shares of the Company’s common stock and the holders of the common stock of Interline New Jersey received 0.01218 shares of the Company’s common stock per share of Interline New Jersey common stock, or 66,667 shares of the Company’s common stock in total. In addition, options to purchase shares of the common stock of Interline New Jersey were converted into options to purchase shares of the Company’s common stock.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Interline have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements included in our Annual Report on Form 10-K have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2005 filed with the Securities and Exchange Commission (“SEC”).

All adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented have been recorded. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory and income taxes, reserves for self-insurance programs, valuation of goodwill and valuation of assets and liabilities assumed in the acquisition of Copperfield. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts in the unaudited condensed consolidated financial statements and the notes thereto have been reclassified to conform to the current year presentation. These reclassifications had no effect on total stockholders’ equity or net income.

Segment Information

The Company is in one industry, the distribution of maintenance, repair and operations, or MRO, products. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has one operating segment. Our net sales for the three-month periods ended March 31, 2006 and April 1, 2005 by product category were (in thousands):

	Three Months Ended
	March 31,	April 1,
Product Category	2006	2005

Plumbing	$95,486	$90,386
Electrical	30,106	29,474
Heating, Ventilation and Air Conditioning	26,363	13,625
Security	13,705	13,754
Appliances	12,582	11,789
Hardware	12,357	11,789
Other	34,075	25,674

Total	$224,674	$196,491

2.     STOCK-BASED COMPENSATION

Effective December 31, 2005, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment, using the modified prospective application transition method. Under this method, the share-based compensation cost recognized beginning December 31, 2005 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (ii) all share-based payments granted subsequent to December 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost under SFAS No. 123R is recognized ratably using the straight-line attribution method over the expected vesting period or to the retirement eligibility date, if less than the vesting period when vesting is not contingent upon any future performance. In addition, pursuant to SFAS No. 123, the Company is required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was the method previously used by the Company. As of December 31, 2005, the cumulative effect of adopting the estimated forfeiture method was not significant. Prior periods are not restated under this transition method.

SFAS No. 123R also requires the Company to reflect the tax benefit from the exercise of stock options in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123R, these tax benefits have been reflected as a cash inflow from operating activities. The prior year statement of cash flows has not been restated. There were no stock options exercised during the three months ended March 31, 2006 and April 1, 2005.

The effect of adopting SFAS No. 123R was not material to the Company’s results of operations for the three months ended March 31, 2006.

Prior to December 31, 2005, the Company accounted for stock-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123. The Company elected to use the intrinsic value method of accounting for employee and director stock-based compensation expense for its nonqualified employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Had the Company elected to adopt the fair value approach as prescribed by SFAS No. 123, which charges earnings for the estimated fair value of stock options, the pro forma net income and pro forma earnings per share for the three months ended April 1, 2005 would have been as follows (in thousands, except per share amounts):

Net income as reported	$1,393

Add: Stock-based compensation expense included in reported net income, net of related tax effects	144

Deduct: Total stock-based compensation expense determined under the fair value-based method for all awards, net of related tax effects	(144)

Pro forma net income	$1,393

Earnings per share:
Basic-as reported	$0.04
Basic-pro forma	$0.04

Diluted-as reported	$0.04
Diluted-pro forma	$0.04

Stock Incentive Plans

During 2000, Interline New Jersey established a Stock Award Plan (the “2000 Plan”), under which Interline New Jersey may award a total of 6,395 shares of common stock in the form of incentive stock options (which may be awarded to key employees only), nonqualified stock options, stock appreciation rights (“SARs”) and restricted stock awards, all of which may be awarded to directors, officers, key employees and consultants. The Company’s compensation committee will determine in its sole discretion whether a SAR is settled in cash, shares or a combination of cash and shares. In connection with our IPO in December 2004, options to purchase shares of the common stock of Interline New Jersey were converted into options to purchase shares of the Company’s common stock.

During 2004, the Company adopted the 2004 Equity Incentive Plan, (the “2004 Plan”), under which the Company may award 3,175,000 shares in the form of incentive stock options, nonqualified stock options, stock appreciation rights, or SARs, restricted stock units (“RSUs”), restricted stock and stock bonus awards, all of which may be awarded to any employee, director, officer or consultant of the Company.

These plans allow the Company to fulfill its incentive stock options, nonqualified stock options, SARs, RSUs, and restricted stock and stock bonus awards obligations using unissued or treasury shares. The total stock-based compensation expense, which is included in the unaudited condensed consolidated statement of earnings, was $0.7 million for the three months ended March 31, 2006.

Stock Options

Under the terms of the 2000 Plan, the exercise price per share for an incentive stock option may not be less than 100% of the fair market value of a share of common stock on the grant date. The exercise price per share for an incentive stock option granted to a person owning stock possessing more than 10% of the total combined voting power of all classes of stock may not be less than 110% of the fair market value of a share of common stock on the grant date. These incentive stock options vest in 25% increments over four years and may not be exercisable after the expiration of ten years from the date of grant.

Under the terms of the 2004 plan and unless the compensation committee of the Company determines otherwise, the exercise price of the options will not be less than the fair market value of the common stock at the time of grant, vest in 25% increments over four years and may not be exercisable after the expiration of seven or ten years from the date of grant.

As permitted by SFAS No. 123R, the fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility is based on historical performance of the Company’s stock. The Company also uses historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain unvested and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The Black-Scholes weighted-average assumptions for the three months ended March 31, 2006 were as follows:

Expected volatility	26.0%

Expected dividends	0.0%

Expected life (in years)	5.0

Risk-free interest rate	4.8%

The weighted average fair value of stock options granted during the three months ended March 31, 2006 was $7.56 per option. There were no stock options granted during the three months ended April 1, 2005.

A summary of stock option activity as of March 31, 2006, and changes during the three-months then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value (a)
			(in years)	(in thousands)

Outstanding at December 30, 2005	2,274,027	$17.42

Granted	345,202	23.31

Forfeited or expired	(51)	41.05

Outstanding at March 31, 2006	2,619,178	$18.20	8.5	$19,751

Exercisable at March 31, 2006	2,238,945	$17.25	8.8	$18,913

(a)          The aggregate intrinsic value represents the amount by which the fair value of the underlying stock at period end exceeds the stock option exercise price.

As of March 31, 2006, there was $2.8 million of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 3.9 years.

Restricted Stock and Restricted Stock Units

Shares of restricted stock granted under the 2004 Plan to senior management do not have an exercise price. The stock-based compensation expense associated with the restricted stock is based on the quoted market price of the Company’s shares of common stock on the date of grant. The restricted stock awards will vest (depending on the grant) either (i) on an accelerated basis contingent upon the executive’s continued employment in one-third installments over three years provided that certain pre-established annual percentage increases in our earnings per share are attained or on the seventh anniversary of the date of grant if the executive remains in our employ for seven years; (ii) evenly over two years; or (iii) at the end of three years.

RSUs granted under the 2004 Plan do not have an exercise price. The stock-based compensation expense associated with the RSUs is based on the quoted market price of the Company’s shares of common stock on the date of grant. One half of the RSUs will vest on an accelerated basis contingent upon the executive’s continued employment in two installments over two years provided that certain pre-established annual percentage increases in our earnings per share are attained and one half will vest evenly over three years.

In prior periods, unearned stock compensation was recorded as deferred compensation within stockholders’ equity at the date of award based on the quoted market price of the Company’s common stock on the date of grant and amortized to expense using the straight-line method from the grant date through the vesting date. Upon adoption of SFAS No. 123R, the $1.9 million of deferred compensation as of December 30, 2005 was required to be charged against additional paid-in capital.

A summary status of restricted stock and RSUs as of March 31, 2006, and changes during the three-months then ended is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Unvested at December 30, 2005	190,820	$15.11	—	$—

Granted	—	—	173,345	23.32

Vested	(63,607)	15.00	—	—

Unvested at March 31, 2006	127,213	$15.17	173,345	$23.32

As of March 31, 2006, there was $5.3 million of total unrecognized compensation cost related to nonvested restricted stock and RSUs. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of restricted stock vested during the three months ended March 31, 2006 was $1.5 million. No restricted stock vested during the three months ended April 1, 2005.

3.     EARNINGS PER SHARE

Earnings per share for all periods has been computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period as adjusted for the potential dilutive effect of stock options and unvested shares of restricted stock and restricted stock units using the treasury stock method. The following summarizes the shares of common stock used to calculate earnings per share including the potentially dilutive impact of stock options, restricted stock and restricted stock units, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares:

	Three months ended
	March 31,	April 1,
	2006	2005

Weighted average shares outstanding - basic	32,091,133	31,917,175

Dilutive shares resulting from:
Stock options	416,735	311,668
Restricted stock	65,494	84,345
Restricted stock units	11,141	—

Weighted average shares outstanding - diluted	32,584,503	32,313,188

During the three months ended March 31, 2006 and April 1, 2005, options to purchase 226,507 shares and 592,792 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because the exercise prices of those options are great than the average market value of common stock and the effect would be anti-dilutive.

4.         DEBT

Long-term debt at March 31, 2006 and December 30, 2005 consists of the following (in thousands):

	March 31,	December 30,
	2006	2005

Term loans	$148,450	$148,800
Note payable	3,275	3,275
Senior Subordinated Noes-11.5%	130,000	130,000

	281,725	282,075
Less current portion	(1,400)	(1,400)

	$280,325	$280,675

In May 2003, Interline New Jersey completed an offering of $200 million of 11.5% senior subordinated notes due 2011 and entered into a $205.0 million senior secured credit facility.

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

In December 2004, Interline New Jersey amended its term loan facility and revolving loan facility. The term loan was reduced to $100.0 million from $140.0 million and the revolving loan facility was increased to $100.0 million from $65.0 million. As part of the amendment in December 2004, Interline New Jersey paid down $31.3 million of the term loan using proceeds from the Company’s IPO. Interline New Jersey also amended its credit facility on July 7, 2005, to permit the incurrence of an additional $50.0 million term loan, having substantially the same terms as the existing term loan in connection with the acquisition of Copperfield. On August 8, 2005, Interline New Jersey again amended its credit facility to lower the interest rate spreads applicable to the additional $50.0 million term loan. The amended credit facility provides for aggregate commitments of $250.0 million, consisting of (1) a revolving loan facility of $100.0 million, of which a portion not exceeding $20.0 million will be available in the form of letters of credit, and (2) a term loan facility of $150.0 million.

Borrowings under the amended term loan facility and revolving loan facility bear interest, at Interline New Jersey’s option, at either LIBOR or at the alternate base rate plus a spread. The indebtedness under the amended credit facility is guaranteed by the Company and by the domestic subsidiaries of Interline New Jersey. Interest rates in effect on borrowings under the term loan facilities at March 31, 2006 ranged from 7.25% for LIBOR based borrowings and 9.00% for prime based borrowings under the $100.0 million tranche B-1 term loan and 6.75% for LIBOR based borrowings and 8.75% for prime based borrowings under the $50.0 million tranche B-2 term loan. Outstanding letters of credit under the revolving loan facility are subject to a per annum fee equal to the applicable spread over the adjusted LIBOR for revolving loans. The term loan facility matures on December 31, 2010 and the revolving loan facility matures on May 31, 2008. Debt issuance costs capitalized in connection with the amended credit facility were approximately $1.1 million.

As of March 31, 2006, Interline New Jersey had $89.7 million available under its revolving loan facility. Total letters of credit issued under this facility as of March 31, 2006 were $10.3 million. There were no borrowings under the revolving loan facility at March 31, 2006. The credit facility is secured by substantially all of the assets of Interline New Jersey.

The credit facility contains customary affirmative and negative covenants that limit Interline New Jersey’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain a maximum debt to cash flow ratio and a minimum interest expense coverage ratio. The Company and Interline New Jersey were in compliance with all covenants at March 31, 2006.

The Company is a holding company whose only asset is the stock of our subsidiaries. The Company conducts virtually all of its business operations through Interline New Jersey. Accordingly, the Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in Interline New Jersey that are derived from the earnings and cash flow generated by Interline New Jersey. The debt instruments of Interline New Jersey, primarily the credit facility and the indenture governing the terms of the 11.5% notes, contain significant restrictions on the payment of dividends and distributions to the Company by Interline New Jersey. In particular, Interline New Jersey’s credit facility prevents it from paying dividends, making distributions to the Company or making investments in the Company. However, ordinary course distributions for overhead and taxes are permitted, as are (provided Interline New Jersey is not in default) annual payments of up to $7.5 million in respect of the Company ‘s stock option plans and aggregate payments of up to $40.0 million depending on the pro forma net leverage ratio of the previous quarter. In addition, the indenture for the 11.5% notes restricts the ability of Interline New Jersey to pay distributions or dividends to the Company and to make advances to, or investments in, the Company. Dividends, distributions and investments are permitted in an amount generally limited to 50% of the net income of Interline New Jersey, plus an amount equal to the net proceeds from certain equity issuances if Interline New Jersey is in compliance with a leverage ratio and is not in default. In addition, there are certain other permitted payments, including an ability to make distributions of up to $10.0 million.

In April 2003, Interline New Jersey issued a non-recourse note payable in the principal amount of $3.3 million for the purchase of an investment. This note, which is secured only by the investment, bears interest at a rate of 4.0% per annum, with principal due in full in April 2010.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “us” and “we” are to the Company. You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report, and our audited consolidated financial statements and related notes included  in our Annual Report on Form 10-K filed with the SEC.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act’’) that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

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

•                  the loss of significant customers,

•                  our ability to accurately predict market trends,

•                  product cost and price fluctuations due to market conditions,

•                  failure to locate, acquire and successfully integrate acquisition candidates,

•                  dependence on key employees,

•                  our inability to protect trademarks,

•                  adverse publicity and litigation,

•                  our level of debt,

•                  interest rate fluctuations,

•                  future cash flows,

•                  changes in consumer preferences,

•                  labor and benefit costs, and

•                  the other factors described under “Part I. Item 1A—Risk Factors” in our Annual Report on Form 10-K filed with the SEC.

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

Overview

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

We market and sell our products primarily through nine distinct and targeted brands, each of which is nationally recognized in the markets we serve for providing premium products at competitive prices with reliable same-day or next-day delivery. Wilmar, Sexauer and Maintenance USA brands generally serve our facilities maintenance customers; Barnett, U.S. Lock, Sun Star and Copperfield brands generally serve our professional contractor customers; Hardware Express and AF Lighting brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of approximately 400 field sales representatives, over 370 telesales and customer service representatives, a direct marketing program of approximately five million pieces annually, brand-specific websites and a national accounts sales program. We deliver our products through our network of 53 regional distribution centers, 22 professional contractor showrooms located throughout the United States and Canada, a national distribution center, or NDC, in Nashville, Tennessee, 15 vendor managed inventory locations at large professional contractor customer locations and a dedicated fleet of trucks. Our broad distribution network allows us the ability to provide reliable, same-day or next-day delivery service to 98% of the U.S. population.

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

Critical Accounting Policies

In preparing the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, management evaluates these estimates and assumptions. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable at the time the estimates and assumptions are made. Actual results may differ from these estimates and assumptions under different circumstances or conditions. The significant accounting policies that management believes are the most critical in order to fully understand and evaluate our financial position and results of operations include the following policies.

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

Goodwill, Intangibles and Other Long-Lived Assets

Management assesses the recoverability of our goodwill, identifiable intangibles and other long-lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant negative industry or economic trends; (3) a significant increase in competition; and (4) a significant increase in interest rates on debt. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in our statements of operations, and would result in reduced carrying amounts of the related assets in our balance sheets.

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

Accounting and Disclosure Changes

Effective December 31, 2005, we adopted the provisions of SFAS No. 123R, Share-Based Payment, using the modified prospective application transition method. Under this method, the share-based compensation cost recognized beginning December 31, 2005 includes compensation cost for (i) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (ii) all share-based payments granted subsequent to December 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost under SFAS No. 123R is recognized ratably using the straight-line attribution method over the expected vesting period or to the retirement eligibility date, if less than the vesting period when vesting is not contingent upon any future performance. In addition, pursuant to SFAS No. 123, we are required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was the method previously used by us. As of December 31, 2005, the cumulative effect of adopting the estimated forfeiture method was not significant. Prior periods are not restated under this transition method

SFAS No. 123R also requires us to reflect the tax benefit from the exercise of stock options in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123R, these tax benefits have been reflected as a cash inflow from operating activities. The prior year statement of cash flows has not been restated. There were no stock options exercised during the three months ended March 31, 2006 and April 1, 2005.

As of March 31, 2006, there was $8.1 million of total unrecognized compensation cost related to unvested stock awards. The cost is expected to be recognized over a weighted-average period of 3.5 years.

Prior to December 31, 2005, we accounted for stock-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123. We elected to use the intrinsic value method of accounting for employee and director stock-based compensation expense for its non-compensatory employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Had we elected to adopt the fair value approach as prescribed by SFAS No. 123, which charges earnings for the estimated fair value of stock options, our net income and earnings per share for the three months ended April 1, 2005 would not have been materially affected.

Results of Operations

The following discussion includes references to the term average daily sales and average organic daily sales. Average daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time. Average organic daily sales are defined as sales from a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period.

Overview. We ended the first quarter on strong top line growth in each of our three customer end markets: facilities maintenance, professional contractors and specialty distributors. Average daily sales grew 16.1% in the first quarter including $11.0 million in sales from our July 2005 acquisition of Copperfield. Excluding Copperfield, sales grew 10.5% on an average organic daily sales basis. We continue to invest in organic growth initiatives at a rate of approximately $1.5 million per quarter including the expansion of our national accounts program, the addition of field sales and telesales professionals, the addition of new products and geographic expansions such as the addition of profession contractor showrooms and vendor managed inventory sites. A significant component of our sales growth in the first quarter included an increase of over 35% in the sale of “big ticket” or larger than average sales price products such as HVAC equipment, appliances and water heaters. These products typically carry lower gross margin percentages but enable better sales penetration with existing and new customers alike. The effect of this continued change in sales mix on consolidated gross margins was a decline in the quarter of 40 basis points. This decline was offset by higher gross margins on Copperfield sales of approximately 10 basis points resulting in a net decline in gross margin percentages of 30 basis points in the three months ended March 31, 2006 compared to the three months ended April 1, 2005. We continue to see operating expense leverage, specifically in the area of freight and distribution center labor.

Three Months Ended March 31, 2006 Compared to Three Months Ended April 1, 2005

Net Sales. Our net sales increased by $28.2 million, or 14.3%, to $224.7 million in the three months ended March 31, 2006 from $196.5 million in the three months ended April 1, 2005, with one less shipping day than the comparable prior year period. The sales increase was attributable to $11.0 million from our Copperfield acquisition with the remaining increase driven by continued strong demand for our products, new sales and growth initiatives and approximately 4% from price increases.

Gross Profit. Gross profit increased by $10.2 million, or 13.5%, to $85.7 million in the three months ended March 31, 2006 from $75.5 million in the three months ended April 1, 2005. Gross profit margins decreased 30 basis points to 38.1% for the three months ended March 31, 2006 compared to 38.4% for the three months ended April 1, 2005. This decline in our gross profit margins is primarily a result of a change in sales mix related to our increase of over 35% in the sale of big ticket items such as HVAC equipment, appliances and water heaters offset in part by higher gross margins on Copperfield sales.

Selling, General and Administrative Expenses. SG&A expenses increased by $7.9 million, or 14.8%, to $61.7 million in the three months ended March 31, 2006 from $53.7 million in the three months ended April 1, 2005. Increased SG&A expenses related to our Copperfield acquisition accounted for $1.2 million of the $7.9 million increase. Excluding these expenses, SG&A expenses increased 12.5% in the three months ended March 31, 2006. Certain expenses within SG&A, such as the costs of running regional distribution centers, delivery expenses and selling expenses fluctuate with sales volume. The increase in SG&A expenses included these increases as well as increased investment in new sales and marketing initiatives and additional stock-based compensation associated with grants of restricted stock units and stock options during the three months ended March 31, 2006. SG&A expenses as a percentage of sales was 27.5% in the three months ended March 31, 2006 and 27.3% in the three months ended April 1, 2005. This increase was due to the additional stock-based compensation associated with grants of restricted stock units and stock options during the three months ended March 31, 2006.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.3 million, or 10.5%, to $3.4 million in the three months ended March 31, 2006 from $3.1 million in the three months ended April 1, 2005. This increase was due to our Copperfield acquisition.

             Operating Income. As a result of the foregoing, operating income increased by $2.0 million, or 10.5%, to $20.6 million in the three months ended March 31, 2006 from $18.6 million in the three months ended April 1, 2005. As a percent of sales, operating income decreased to 9.2% in the current quarter from 9.5% in the comparable prior year period. This decrease was primarily due to $0.5 million in additional stock-based compensation associated with grants of restricted stock units and stock options during the three months ended March 31, 2006.

Interest Expense. Interest expense increased by $0.7 million in the three months ended March 31, 2006 to $7.0 million from $6.3 million in the three months ended April 1, 2005. The net increase was attributed to the overall higher debt balances resulting from the additional $50.0 million term loan incurred during the three months ended September 30, 2005 offset by the early extinguishment of $70.0 million of the 11.5% senior subordinated notes of Interline New Jersey during the three months ended April 1, 2005.

Provision for Income Taxes. The effective tax rate for the three months ended March 31, 2006 was 38.9% compared to 39.6% in the three months ended April 1, 2005. The decrease in the effective tax rate was due primarily to lower state income taxes and lower non-deductible expenses partially offset by the phase-out of the extraterritorial income exclusions used in 2005.

Liquidity and Capital Resources

As of March 31, 2006, we had approximately $89.7 million of availability under Interline New Jersey’s $100.0 million revolving credit facility. Historically, our capital requirements have been for debt service obligations, working capital requirements, acquisitions, the expansion and maintenance of our distribution network, and upgrades of our proprietary information systems. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. We expect our cash flow from operations and the loan availability under our credit facility to be our primary source of funds in the future. Letters of credit, which are issued under the revolving loan facility under our credit facility, are used to support payment obligations incurred for our general corporate purposes. As of March 31, 2006, we had $10.3 million of letters of credit issued under the credit facility. Interest on Interline New Jersey’s 11.5% senior subordinated notes due 2011 is payable each May 15 and November 15. With respect to borrowings under our credit facility, we have the option to borrow at an adjusted LIBOR or an alternative base rate. Interest on the credit facility is generally payable quarterly, and with respect to any LIBOR borrowings, on the last day of the interest period applicable to the term of the borrowing.

We are a holding company whose only asset is the stock of our subsidiaries. We conduct virtually all of our business operations through Interline New Jersey. Accordingly, our only material sources of cash are dividends and distributions with respect to our ownership interests in Interline New Jersey that are derived from the earnings and cash flow generated by Interline New Jersey. The debt instruments of Interline New Jersey, primarily the credit facility and the indenture governing the terms of the 11.5% notes, contain significant restrictions on the payment of dividends and distributions to us by Interline New Jersey. In particular, Interline New Jersey’s credit facility prevents it from paying dividends, making distributions to us or making investments in us. However, ordinary course distributions for overhead and taxes are permitted, as are (provided Interline New Jersey is not in default) annual payments of up to $7.5 million in respect of our stock option plans and aggregate payments of up to $40.0 million depending on the pro forma net leverage ratio of the previous quarter. In addition, the indenture for the 11.5% notes restricts the ability of Interline New Jersey to pay distributions or dividends to us and to make advances to, or investments in, us. Dividends, distributions and investments are permitted in an amount generally limited to 50.0% of the net income of Interline New Jersey, plus an amount equal to the net proceeds from certain equity issuances if Interline New Jersey is in compliance with a leverage ratio and is not in default. In addition, there are certain other permitted payments, including an ability to make distributions of up to $10.0 million.

Net cash provided by operating activities was $18.8 million for the three months ended March 31, 2006 compared to net cash provided by operating activities of $3.2 million in the three months ended April 1, 2005. Net cash provided by operating activities for the three months ended March 31, 2006 was higher than the prior year period primarily as a result of our increase in net income of $7.0 million, changes in our accounts receivable-trade, inventory and accounts payable of $3.4 million, and changes in all other assets and liabilities of $15.6 million, mostly related to the change in accrued income taxes of $10.2 million. These increases were partially offset by the payment of the early redemption premium of $8.1 million in the three months ended April 1, 2005 related to the pay-down of a portion of Interline New Jersey’s senior subordinated notes in January 2005, which payment was not repeated in the three months ended March 31, 2006. In addition, we had higher cash interest expense of $1.1 million, resulting from incurrence of an additional $50.0 million term loan, which we used for our Copperfield acquisition in July 2005, and lower cash taxes of $4.3 million, due to the timing of income tax payments.

Net cash used in investing activities was $1.7 million in the three months ended March 31, 2005 compared to $2.6 million in the three months ended April 1, 2005. Net cash used in investing activities in the three months ended March 31, 2006 and the three months ended April 1, 2005 were primarily attributable to capital expenditures made in the ordinary course of business and costs related to purchases of businesses in prior periods.

Net cash used in financing activities totaled $3.3 million for the three months ended March 31, 2006 compared to net cash provided by financing activities of $59.5 million in the three months ended  April 1, 2005. Net cash used in financing activities for the three months ended March 31, 2006 was primarily attributable to our repayment of $3.0 million of borrowings on our revolving credit facility. Net cash used in financing activities for the three months ending April 1, 2005 was primarily due to the early redemption of $70.0 million of Interline New Jersey’s senior subordinated notes and $8.1 million in related redemption premiums, partially offset by revolving credit facility borrowings of $17.0 million.

As of March 31, 2006, our contractual obligations and other contractual commitments have not changed materially outside the ordinary course of business since December 30, 2005.

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

Capital Expenditures

Capital expenditures were $1.5 million in the three months ended March 31, 2006 and April 1, 2005. Capital expenditures as a percentage of sales were 0.7% in the three months ended March 31, 2006 and 0.8% in the three months ended April 1, 2005.

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

On July 7, 2005, we used the proceeds from the additional $50.0 million term loan and $20.0 million of borrowings under the revolving loan facility to fund the Copperfield acquisition. As of March 31, 2006, the Company had paid down the incremental $20.0 million borrowed for the acquisition.

During the three months ended March 31, 2006, we borrowed periodically on our revolving credit facility to accommodate our daily working capital needs. The weighted average daily outstanding balance during the three-month period was $0.7 million, with ordinary course borrowings ranging from $0.0 million to $3.5 million. As of March 31, 2006, Interline New Jersey had $10.3 million of letters of credit issued under the revolving loan facility and $148.5 million aggregate principal outstanding under the term loan facility.

We believe that cash flow from operations and available borrowing capacity under our new credit facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the next twelve months.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We are aware of the potentially unfavorable effects inflationary pressures may create through higher asset replacement costs and related depreciation, higher interest rates and higher product and material costs. In addition, our operating performance is affected by price fluctuations in copper, oil, stainless steel, aluminum, plastic and other commodities and raw materials. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins.

Our results of operations in the three months ended March 31, 2006 and April 1, 2005 were favorably impacted by increases in the pricing of certain commodity-based products. Such commodity price fluctuations have from time to time created cyclicality in our financial performance, and could continue to do so in the future. In addition, our use of priced catalogs may not allow us to offset such cost increases quickly, resulting in a decrease in gross margins and profit.

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars.

Interest Rate Risk

The fair value of long-term debt is subject to interest rate risk. While changes in market interest rates may affect the fair value of our fixed-rate long-term debt, we believe a change in interest rates would not have a material impact on our financial condition, future results of operations or cash flows.

Derivative Financial Instruments

Historically, we entered into derivative financial instruments from time to time, including interest rate exchange agreements, or swaps, to manage our exposure to fluctuations in interest rates on our debt. As of March 31, 2006, we did not have any interest rate swap exchange agreements, or swaps. Under our former swap agreements, we pay a fixed rate on the notional amount to our banks and the banks pay us a variable rate on the notional amount equal to a base LIBOR rate. Our derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies.

We periodically evaluate the costs and benefits of any changes in our interest rate risk. Based on such evaluation, we may enter into new interest rate swaps to manage our interest rate exposure.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material effect upon our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial position and liquidity, see the risk factors discussion provided in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2005. See also “Part I. Item 2—Forward Looking Statements” above.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Purchases of Equity Securities by the Issuer

The following table summarizes repurchases of our stock, comprising entirely of shares returned to us to satisfy employee tax withholding obligations that arose upon the vesting of restricted stock awards, during the three months ended March 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2006
(December 31 — January 27)	—	$—	—	—
February 2006
(January 28 — February 24)	—	—	—	—
March 2006
(February 25 — March 31)	16,477	23.25	—	—
Total	16,477	$23.25	—	—

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

31.1

Certification of the Chief Executive Officer of Interline Brands, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

31.2

Certification of the Chief Financial Officer of Interline Brands, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

INTERLINE BRANDS, INC.
Registrant

Date: May 9, 2006	By:	/S/ THOMAS J. TOSSAVAINEN
Thomas J. Tossavainen
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial
and Accounting Officer)