Form 10-Q
period 2006-06-30
INTERLINE BRANDS, INC./DE
filed 2006-08-08
CIK 1292900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of July 31, 2006, there were 32,242,197 shares of the registrant’s common stock outstanding (excluding 24,152 shares held in treasury), par value $0.01.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2006 AND DECEMBER 30, 2005
(in thousands, except share and per share data)

	June 30,	December 30,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$7,625	$2,958
Accounts receivable - trade (net of allowance for doubtful accounts of $9,155 and $8,150)	127,684	113,271
Accounts receivable - other	9,168	12,163
Inventory	171,095	165,282
Prepaid expenses and other current assets	6,713	5,498
Income taxes receivable	5,767	—
Deferred income taxes	15,562	13,945
Total current assets	343,614	313,117
Property and equipment, net	29,103	29,865
Goodwill	248,708	249,574
Other intangible assets, net	101,208	104,244
Other assets	10,152	8,969
Total assets	$732,785	$705,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$75,276	$69,182
Accrued expenses and other current liabilities	23,582	21,574
Accrued merger expenses	4,210	5,408
Accrued interest	493	2,152
Income taxes payable	—	1,780
Revolver	—	3,000
Current portion of long-term debt	1,000	1,400
Capital lease - current	452	452
Total current liabilities	105,013	104,948

Long-Term Liabilities:
Deferred income taxes	33,661	34,646
Long-term debt, net of current portion	300,841	280,675
Capital lease - long term	754	958
Total liabilities	440,269	421,227
Commitments and contingencies
Senior preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares outstanding as of June 30, 2006 and December 30, 2005	—	—

Stockholders’ equity:
Common stock; $0.01 par value, 100,000,000 authorized; 32,266,349 issued and 32,242,197 outstanding as of June 30, 2006 and 32,220,669 issued and outstanding as of December 30, 2005	323	322
Additional paid-in capital	558,988	558,183
Accumulated deficit	(267,461)	(273,037)
Accumulated other comprehensive income	1,164	992
Deferred compensation	—	(1,918)
Treasury stock, at cost, 24,152 shares as of June 30, 2006	(498)	—
Total stockholders’ equity	292,516	284,542
Total liabilities and stockholders’ equity	$732,785	$705,769

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND JULY 1, 2005
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Net sales	$235,409	$203,666	$460,083	$400,157
Cost of sales	145,913	126,411	284,879	247,416
Gross profit	89,496	77,255	175,204	152,741

Operating Expenses:
Selling, general and administrative expenses	63,303	54,516	124,981	108,256
Depreciation and amortization	3,509	3,222	6,954	6,338
Total operating expense	66,812	57,738	131,935	114,594
Operating income	22,684	19,517	43,269	38,147

Loss on extinguishment of debt	(20,700)	—	(20,700)	(10,340)
Interest expense	(6,982)	(5,746)	(13,934)	(12,015)
Interest income	174	6	234	126
Other income	129	119	255	286
(Loss) Income before income taxes	(4,695)	13,896	9,124	16,204
Income tax (benefit) provision	(1,830)	5,331	3,548	6,246
Net (loss) income	$(2,865)	$8,565	$5,576	$9,958

(Loss) Earnings Per Share:
Basic	$(0.09)	$0.27	$0.17	$0.31
Diluted	$(0.09)	$0.26	$0.17	$0.31

Weighted-Average Shares Outstanding:
Basic	32,121,936	31,959,119	32,106,534	31,938,147
Diluted	32,121,936	32,364,012	32,667,695	32,328,273

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE  (LOSS) INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND JULY 1, 2005
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005

Net (loss) income	$(2,865)	$8,565	$5,576	$9,958

Other comprehensive income (loss):
Foreign currency translation	189	(30)	172	(68)

Total comprehensive (loss) income	$(2,676)	$8,535	$5,748	$9,890

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2006 AND JULY 1, 2005
(in thousands)

	Six Months Ended
	June 30,	July 1,
	2006	2005
Cash Flows from Operating Activities:
Net income	$5,576	$9,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,954	6,338
Amortization of debt issuance costs	821	774
Write-off of debt issuance costs	7,037	2,290
Tender and redemption premiums on 11½% senior subordinated notes	13,663	8,050
Share-based compensation	1,622	477
Deferred income taxes	(2,390)	(855)
Provision for doubtful accounts	1,684	1,176
Loss on disposal of property and equipment	30	—
Income tax effect from exercise of stock options	—	215

Changes in assets and liabilities, net of business acquired:
Accounts receivable - trade	(16,097)	(18,705)
Accounts receivable - other	2,995	3,519
Inventory	(5,813)	(4,407)
Prepaid expenses and other current assets	(1,215)	(1,401)
Other assets	(1,183)	(281)
Accounts payable	6,094	9,194
Accrued expenses and other current liabilities	1,539	(594)
Accrued merger expenses	(102)	(206)
Accrued interest	(1,753)	(1,035)
Income taxes payable	(7,547)	(2,722)
Net cash provided by operating activities	11,915	11,785
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(3,711)	(3,900)
Purchase of businesses, net of cash acquired	(355)	(1,602)
Net cash used in investing activities	(4,066)	(5,502)

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)—Continued
SIX MONTHS ENDED JUNE 30, 2006 AND JULY 1, 2005
(in thousands)

	Six Months Ended
	June 30,	June 30,
	2006	2005
Cash Flows from Financing Activities:
(Decrease) Increase in revolver, net	(3,000)	—
Repayment of term debt	(148,800)	(500)
Repayment of 11½% senior subordinated notes	(130,000)	(70,000)
Payment of tender and redemption premiums on 11½% senior subordinated notes	(13,663)	(8,050)
Proceeds from issuance of 8 1/8% senior subordinated notes, net of discount	198,566	—
Proceeds from issuance of term debt	100,000	—
Payment of debt issuance costs	(7,326)	—
Proceeds from stock options exercised	685	1,693
Excess tax benefits from share-based compensation	388	—
Payments on capital lease obligations	(204)	—
Initial public offering costs	—	(616)
Proceeds from exercise of underwriters over-allotment options	—	2,333
Net cash used in financing activities	(3,354)	(75,140)
Effect of exchange rate changes on cash and cash equivalents	172	(68)
Net increase (decrease) in cash and cash equivalents	4,667	(68,925)
Cash and cash equivalents at beginning of period	2,958	69,178
Cash and cash equivalents at end of period	$7,625	$253

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for :
Interest	$14,854	$10,842
Income taxes, net of refunds	$13,526	$9,708

Schedule of Non-Cash Investing and Financing Activities:
Treasury stock acquired with accrued expenses and other current liabilities	$498	$—
Adjustments to liabilities assumed and goodwill on businesses acquired	$866	$(16)

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

The Company markets and sells its products primarily through nine distinct and targeted brands. The Company utilizes a variety of sales channels, including a direct sales force, telesales representatives, a direct marketing program, brand-specific websites and a national accounts sales program. The Company delivers its products through its network of regional distribution centers and professional contractor showrooms located throughout the United States and Canada, a national distribution center in Nashville, Tennessee, vendor managed inventory locations at large professional contractor customer locations and its dedicated fleet of trucks. Through its broad distribution network, the Company provides same day/next day delivery service to 98% of the U.S. population.

During December 2004, the Company completed its initial public offering (“IPO”). Immediately prior to the closing of the IPO, a reincorporation merger occurred and the Company became the parent company of its principal operating subsidiary, Interline Brands, Inc., a New Jersey corporation (“Interline New Jersey”).

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Interline have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2005 filed with the Securities and Exchange Commission (“SEC”).

All adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented have been recorded. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory and income taxes, reserves for self-insurance programs, valuation of goodwill and valuation of assets and liabilities assumed in the acquisition of CCS Enterprises, Inc. (“Copperfield”). Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts in the unaudited condensed consolidated financial statements and the notes thereto have been reclassified to conform to the current year presentation. These reclassifications had no effect on total stockholders’ equity or net income.

Segment Information

The Company is in one industry, the distribution of MRO products. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has one operating segment. Our net sales for the three and six-month periods ended June 30, 2006 and July 1, 2005 by product category were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
Product Category	2006	2005	2006	2005

Plumbing	$92,987	$87,576	$188,473	$177,962
Electrical	29,897	29,735	60,003	59,209
Heating, Ventilation and Air Conditioning	33,687	21,018	60,050	34,643
Security	13,418	13,442	27,123	27,196
Appliances	13,889	12,424	26,471	24,213
Hardware	13,183	13,239	25,540	25,028
Other	38,348	26,232	72,423	51,906

Total	$235,409	$203,666	$460,083	$400,157

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN No. 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact that adoption of FIN No. 48 will have on its financial position, results of operations and cash flows.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issued No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), which addresses how taxes imposed on a revenue producing transaction between a buyer and a customer, such as sales, use, value-added and excise and other taxes imposed at the point of sale, should be recorded in the income statement. The consensus reached requires that a policy decision be made as to the presentation of taxes in the income statement. This policy should be disclosed within the notes to the financial statements and the amount of taxes included in revenue, if any, should also be disclosed. This EITF is effective for financial reports for interim and annual periods beginning after December 15, 2006 with earlier application permitted. Currently, the Company records sales taxes net and it will disclose such policy in its Annual Report on Form10-K for the fiscal year ended December 29, 2006. The adoption of this EITF will result in additional disclosure and will not change the way the Company accounts for taxes collected and remitted.

2.     SHARE-BASED COMPENSATION

Effective December 31, 2005, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective application transition method. Under this method, the share-based compensation cost recognized beginning December 31, 2005 includes compensation cost for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (2) all share-based payments granted subsequent to December 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost under SFAS No. 123(R) is recognized ratably using the straight-line attribution method over the expected vesting period or to the retirement eligibility date, if less than the vesting period when vesting is not contingent upon any future performance. In addition, pursuant to SFAS No. 123(R), the Company is required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was the method previously used by the Company. As of December 31, 2005, the cumulative effect of adopting the estimated forfeiture method was not significant. Prior periods are not restated under this transition method.

SFAS No. 123(R) also requires the Company to reflect the tax benefit from the exercise of stock options in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), these tax benefits have been reflected as a cash inflow from operating activities. The prior year statement of cash flows has not been restated. The tax benefit from the exercise of stock options was $0.2 million during the three and six months ended June 30, 2006 and $0.2 million during the three and six months ended July 1, 2005.

Prior to December 31, 2005, the Company accounted for share-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123. The Company elected to use the intrinsic value method of accounting for employee and director share-based compensation expense for its nonqualified employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Had the Company elected to adopt the fair value approach as prescribed by SFAS No. 123, which charges earnings for the estimated fair value of stock options, the pro forma net income and pro forma earnings per share for the three and six months ended July 1, 2005 would have been as follows (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	July 1,	July 1,
	2005	2005

Net income as reported	$8,565	$9,958

Add: Share-based compensation expense included in reported net income, net of related tax effects	147	293

Deduct: Total share-based compensation expense determined under the fair value-based method for all awards, net of related tax effects	(246)	(392)

Pro forma net income	$8,466	$9,859

Earnings per share:
Basic—as reported	$0.27	$0.31
Basic—pro forma	$0.26	$0.31

Diluted—as reported	$0.26	$0.31
Diluted—pro forma	$0.26	$0.30

As a result of adopting SFAS No. 123(R) on December 31, 2005, the Company’s income before income taxes and net income for the three months ended June 30, 2006, are $0.9 million and $0.6 million lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share are $0.02 lower for the three months ended June 30, 2006 than if the Company had continued to account for share-based compensation under APB Opinion No. 25. As a result of adopting SFAS No. 123(R) on December 31, 2005, the Company’s income before income taxes and net income for the six months ended June 30, 2006, are $1.6 million and $1.0 million lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share are $0.03 lower for the six months ended June 30, 2006 than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

Stock Incentive Plans

During 2000, Interline New Jersey established a Stock Award Plan (the “2000 Plan”), under which Interline New Jersey may award a total of 6,395 shares of common stock in the form of incentive stock options (which may be awarded to key employees only), nonqualified stock options, stock appreciation rights (“SARs”) and restricted stock awards, all of which may be awarded to directors, officers, key employees and consultants. The Company’s compensation committee will determine in its sole discretion whether a SAR is settled in cash, shares or a combination of cash and shares. In connection with the Company’s IPO in December 2004, options to purchase shares of the common stock of Interline New Jersey were converted into options to purchase shares of the Company’s common stock.

During 2004, the Company adopted the 2004 Equity Incentive Plan, (the “2004 Plan”), under which the Company may award 3,175,000 shares in the form of incentive stock options, nonqualified stock options, stock appreciation rights, or SARs, restricted stock, restricted stock units (“RSUs”), deferred stock units (“DSUs”) and stock bonus awards, all of which may be awarded to any employee, director, officer or consultant of the Company. In May 2006, the stockholders of the Company approved an amendment to the 2004 Plan whereby the number of shares of the Company’s common stock reserved for issuance under the 2004 Plan was increased by 2,000,000 shares and whereby the repricing of awards granted under the 2004 Plan was further restricted without first obtaining approval by the Company’s stockholders.

These plans allow the Company to fulfill its incentive stock option, nonqualified stock option, SAR, restricted stock, RSU, DSU and stock bonus award obligations using unissued or treasury shares. The total share-based compensation expense, which is included in the unaudited condensed consolidated statement of earnings, was $0.9 million and $1.6 million for the three and six months ended June 30, 2006, respectively.

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

As permitted by SFAS No. 123(R), the fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility is based on historical performance of the Company’s stock. The Company also uses historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The Black-Scholes weighted-average assumptions for the three and six months ended June 30, 2006 were as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2006

Expected volatility	30.9%	26.8%

Expected dividends	0.0%	0.0%

Expected life (in years)	5.0	5.0

Risk-free interest rate	5.0%	4.8%

The weighted average fair value of stock options granted during the three and six months ended June 30, 2006 was $9.48 per option and $7.81 per option, respectively. The weighted average fair value of stock options granted during the three and six months ended July 1, 2005 was $5.36 per option and $5.36 per option, respectively.

A summary of stock option activity as of June 30, 2006 and changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (a)
			(in years)	(in thousands)
Outstanding at December 30, 2005	2,274,027	$17.42

Granted	397,702	23.67

Exercised	(45,680)	15.00

Forfeited or expired	(69,301)	15.02

Outstanding at June 30, 2006	2,556,748	$18.50	8.3	$14,362

Exercisable at June 30, 2006	2,124,016	$17.38	8.5	$14,226

(a)                          The aggregate intrinsic value represents the amount by which the fair value of the underlying stock at period end exceeds the stock option exercise price.

The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all options exercised during the six months ended June 30, 2006 was $0.5 million. As of June 30, 2006, there was $3.0 million of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 3.7 years.

Restricted Stock, Restricted Stock Units and Deferred Stock Units

Shares of restricted stock granted under the 2004 Plan to senior management and non-employee directors do not have an exercise price. The share-based compensation expense associated with the restricted stock is based on the quoted market price of the Company’s shares of common stock on the date of grant. The restricted stock awards for senior management vest either on an accelerated basis contingent upon the executive’s continued employment in one-third installments over three years provided that certain pre-established annual percentage increases in the Company’s earnings per share are attained or on the seventh anniversary of the date of grant if the executive remains in our employ for seven years. The restricted stock awards for non-employee directors vest (depending on the grant) either evenly over two years or at the end of three years.

RSUs granted under the 2004 Plan to management do not have an exercise price. The share-based compensation expense associated with the RSUs is based on the quoted market price of the Company’s shares of common stock on the date of grant. One half of the RSUs vest on an accelerated basis contingent upon the executive’s continued employment in two installments over two years provided that certain pre-established annual percentage increases in the Company’s earnings per share are attained and one half vest evenly over three years.

DSUs granted under the 2004 Plan to non-employee directors do not have an exercise price. The share-based compensation expense associated with the DSUs is based on the quoted market price of the Company’s shares of common stock on the date of grant. DSUs vest evenly over the non-employee directors’ service term. All DSUs are to be settled in shares of the Company’s common stock upon termination of the non-employee directors’ service.

In prior periods, unearned stock compensation was recorded as deferred compensation within stockholders’ equity at the date of the award based on the quoted market price of the Company’s common stock on the date of grant and amortized to expense using the straight-line method from the grant date through the vesting date. Upon adoption of SFAS No. 123(R), the $1.9 million of deferred compensation as of December 30, 2005 was required to be charged against additional paid-in capital.

A summary status of restricted stock, RSUs and DSUs as of June 30, 2006, and changes during the six months then ended is presented below:

	Restricted Stock		Restricted Stock Units		Deferred Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Outstanding at December 30, 2005	190,820	$15.11	—	$—	—	$—

Granted	—	—	173,345	23.32	10,162	25.62

Vested	(63,607)	15.00	—	—	—	—

Forfeited	(7,675)	15.00	—	—	—	—

Outstanding at June 30, 2006	119,538	$15.18	173,345	$23.32	10,162	$25.62

The total fair value of restricted stock vested during the six months ended June 30, 2006 was $1.5 million. No restricted stock vested during the six months ended July 1, 2005. As of June 30, 2006, there was $4.8 million of total unrecognized compensation cost related to nonvested restricted stock, RSUs and DSUs. The cost is expected to be recognized over a weighted-average period of 1.4 years.

3.     EARNINGS PER SHARE

Earnings per share for all periods has been computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period as adjusted for the potential dilutive effect of stock options and non-vested shares of restricted stock, RSUs and DSUs using the treasury stock method. The following summarizes the shares of common stock used to calculate earnings per share including the potentially dilutive impact of stock options, restricted stock, RSUs and DSUs, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares:

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005

Weighted average shares outstanding—basic	32,121,936	31,959,119	32,106,534	31,938,147

Dilutive shares resulting from:
Stock options	—	327,636	469,797	313,919
Restricted stock	—	77,257	58,468	76,207
Restricted stock units	—	—	32,146	—
Deferred stock units	—	—	750	—

Weighted average shares outstanding—diluted	32,121,936	32,364,012	32,667,695	32,328,273

During the three months ended June 30, 2006, potential common shares totaling 628,946 were excluded from the computation of loss per share because their effect would be anti-dilutive. Potential common shares include stock options, restricted stock, RSUs and DSUs.

During the three months ended June 30, 2006 and July 1, 2005, options to purchase 279,007 shares and 480,989 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because the exercise prices of those options are greater than the average market value of common stock and the effect would be anti-dilutive. During the six months ended June 30, 2006 and July 1, 2005, options to purchase 252,783 shares and 480,989 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because the exercise prices of those options are greater than the average market value of common stock and the effect would be anti-dilutive.

4.              DEBT

Long-term debt at June 30, 2006 and December 30, 2005 consists of the following (in thousands):

	June 30,	December 30,
	2006	2005

Term loans	$100,000	$148,800
Note payable	3,275	3,275
8 1/8% senior subordinated notes, net of unamortized discount of $1,434	198,566	—
11 1/2% senior subordinated notes	—	130,000

	301,841	282,075
Less current portion	(1,000)	(1,400)

	$300,841	$280,675

In April 2003, Interline New Jersey issued a non-recourse note payable in the principal amount of $3.3 million for the purchase of an investment. This note, which is secured only by the investment, bears interest at a rate of 4.0% per annum, with principal due in full in April 2010.

In May 2003, Interline New Jersey completed an offering of $200.0 million of 11 1/2% senior subordinated notes due 2011 and entered into a $205.0 million senior secured credit facility.

On December 20, 2004, Interline New Jersey elected to redeem $70.0 million of the 11 1/2% senior subordinated notes using proceeds from the Company’s IPO and gave the 30-day notice required by the indenture. In January 2005, the Company recorded a loss on extinguishment of debt of $10.3 million, consisting of the write-off of deferred financing costs of $2.3 million and the redemption premium of $8.1 million on the $70.0 million redemption of 11 1/2% senior subordinated notes. On June 23, 2006, Interline New Jersey repurchased the remaining $130.0 million of 11½% senior subordinated notes as part of the refinancing transactions described below.

In December 2004, Interline New Jersey amended its term loan facility and revolving loan facility. The term loan was reduced to $100.0 million from $140.0 million and the revolving loan facility was increased to $100.0 million from $65.0 million. As part of the amendment in December 2004, Interline New Jersey paid down $31.3 million of the term loan using proceeds from the Company’s IPO. Interline New Jersey also amended its credit facility on July 7, 2005, in connection with the acquisition of Copperfield, to permit the incurrence of an additional $50.0 million term loan, having substantially the same terms as the existing term loan. On August 8, 2005, Interline New Jersey again amended its credit facility to lower the interest rate spreads applicable to the additional $50.0 million term loan. The amended credit facility provided for aggregate commitments of $250.0 million, consisting of (1) a revolving loan facility of $100.0 million, of which a portion not exceeding $20.0 million was available in the form of letters of credit, and (2) a term loan facility of $150.0 million.

Borrowings under the amended term loan facility and revolving loan facility bore interest, at Interline New Jersey’s option, at either LIBOR or at the alternate base rate plus a spread. The indebtedness under the amended credit facility was guaranteed by the Company and by the domestic subsidiaries of Interline New Jersey. Interest rates in effect on borrowings under the term loan facilities at June 23, 2006, the date such borrowings were paid off, ranged from 7.72% for LIBOR based borrowings and 9.25% for prime based borrowings under the $100.0 million tranche B-1 term loan and 7.22% for LIBOR based borrowings and 9.00% for prime based borrowings under the $50.0 million tranche B-2 term loan. Outstanding letters of credit under the revolving loan facility were subject to a per annum fee equal to the applicable spread over the adjusted LIBOR for revolving loans. The term loan facility was due to mature on December 31, 2010 and the revolving loan facility was due to mature on May 31, 2008. Debt issuance costs capitalized in connection with the amended credit facility were $1.1 million. On June 23, 2006, Interline New Jersey paid off the term loan facility as part of the refinancing transactions described below.

In June 2006, Interline New Jersey completed a series of refinancing transactions consisting of (1) an offering of $200.0 million of 8 1/8% senior subordinated notes due 2014 and (2) entering into a $330.0 million bank credit facility. The new bank credit facility consists of a $100.0 million 7-year term loan, a $130.0 million 7-year delayed draw term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit. The delayed draw term loan is available solely to fund the acquisition of substantially all of the assets of American Sanitary Incorporated and the acquisition-related fees and expenses (see Note 6. Subsequent Events). The proceeds from the 8 1/8% senior subordinated notes and the new bank credit facility were used to repurchase the 11½% senior subordinated notes and to repay the indebtedness under the prior credit facility. The 11 1/2% senior subordinated notes were repurchased at a price equal to 110.51% of their principal amount.

In connection with the repurchase of the 11 1/2% senior subordinated notes and the repayment of the prior credit facility, Interline New Jersey recorded a loss on early extinguishment of debt of $20.7 million. The loss was comprised of $13.7 million in tender premiums associated with the repurchase of the 11 1/2% senior subordinated notes and a non-cash charge of $7.0 million in deferred financing costs associated with the repurchase of the 11½% senior subordinated notes and the repayment of the prior credit facility.

The 8 1/8% senior subordinated notes were priced at 99.3%, or $198.6 million, of their principal amount, representing a yield to maturity of 8 1/4%. The discount of $1.4 million will be amortized over the term of the 8 1/8% senior subordinated notes. The 8 1/8% senior subordinated notes mature on June 15, 2014 and interest is payable on June 15 and December 15 of each year beginning on December 15, 2006. Debt issuance costs capitalized in connection with the 8 1/8% senior subordinated notes were $5.5 million.

Borrowings under the new term loan, the delayed draw facility and the new revolving credit facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.75% or at the alternate base rate plus 0.75%. As of June 30, 2006, the interest rate in effect with respect to the new term loan and the delayed draw facility was 7.23% for the LIBOR option and 9.00% for the alternate base rate option. Outstanding letters of credit under the new revolving credit facility are subject to a per annum fee equal to the applicable margin under the new revolving credit facility. The interest rate margin is subject to pricing adjustments at the end of each fiscal quarter based on net total indebtedness to consolidated EBITDA. The new term loan and the delayed draw facility mature on June 23, 2013 and the revolving loan facility matures on June 23, 2012. Amounts under the new term loan and the delayed draw facility are due and payable in quarterly installments equal to 1.0% of the principal amount on an annual basis through June 23, 2013, with the balance payable in one final installment at the maturity date. Debt issuance costs capitalized in connection with the new term loan and the new revolving credit facility were $1.8 million.

The new bank credit facility, which is secured by substantially all of the assets of Interline New Jersey and is guaranteed by the Company and by the domestic subsidiaries of Interline New Jersey, contains affirmative, negative and financial covenants that limit Interline New Jersey’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain certain financial ratios as of the last day of each fiscal quarter, including a minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense and a maximum ratio of net total indebtedness to consolidated EBITDA. Interline New Jersey and the Company were in compliance with all covenants at June 30, 2006.

In connection with the new bank credit facility, Interline New Jersey is required to pay administrative fees, commitment fees, letter of credit issuance and administration fees and certain expenses and to provide certain indemnities, all of which are customary for financings of this type. The new bank credit facility also allows for certain incremental term loans and incremental commitments under the revolving credit facility which are available to Interline New Jersey to repay indebtedness and make acquisitions if certain conditions, including various financial ratios, are met.

The debt instruments of Interline New Jersey, primarily the credit facility and the indenture governing the terms of the 8 1/8% senior subordinated notes, contain significant restrictions on the payment of dividends and distributions to the Company by Interline New Jersey. Interline New Jersey’s credit facility allows it to pay dividends, make distributions to the Company or make investments in the Company in an aggregate amount not to exceed $2.0 million during any fiscal year, so long as Interline New Jersey is not in default or would be in default as a result of such payments. In addition, ordinary course distributions for overhead (up to $3.0 million annually) and taxes are permitted, as are annual payments of up to $7.5 million in respect of the Company’s stock option or other benefit plans for management or employees and (provided Interline New Jersey is not in default) aggregate payments of up to $40.0 million depending on the pro forma net leverage ratio as of the last day of the previous quarter. In addition, the indenture for the 8 1/8% senior subordinated notes generally restricts the ability of Interline New Jersey to pay distributions to the Company and to make advances to, or investments in, the Company to an amount generally equal to 50% of the net income of Interline New Jersey, plus an amount equal to the net proceeds from certain equity issuances, subject to compliance with a leverage ratio and no default having occurred and continuing. The indenture also contains certain permitted exceptions including (1) allowing the Company to pay its franchise taxes and other fees required to maintain its corporate existence, to pay for general corporate and overhead expenses and to pay expenses incurred in connection with certain financing, acquisition or disposition transactions, in an aggregate amount not to exceed $10.0 million per year; (2) allowing certain tax payments; and (3) allowing certain permitted distributions up to $75 million.

As of June 30, 2006, Interline New Jersey had $83.2 million available under its revolving credit facility. Total letters of credit issued under this facility as of June 30, 2006 were $16.8 million. There were no borrowings under the revolving credit facility as of June 30, 2006.

5.            SUBSIDIARY GUARANTORS

In June 2006, Interline New Jersey issued $200.0 million of 8 1/8% senior subordinated notes due 2014 and entered into a $330.0 million bank credit facility (see Note 4. Debt). The 8 1/8% senior subordinated notes and the bank credit facility are fully and unconditionally guaranteed, jointly and severally, on a subordinated basis by the Company and all of Interline New Jersey’s wholly-owned domestic subsidiaries: Wilmar Holdings, Inc., Wilmar Financial, Inc. and Glenwood Acquisition LLC.  The guarantees by these subsidiary guarantors (the “Subsidiary Guarantors”) are senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior subordinated indebtedness and subordinated to any of their existing and future senior indebtedness.

The Company is a holding company whose only asset is the stock of its subsidiaries. The Company conducts virtually all of its business operations through Interline New Jersey. Accordingly, the Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in Interline New Jersey that are derived from the earnings and cash flow generated by Interline New Jersey. Since the Company has no independent assets or operations and subsidiaries not guaranteeing the 8 1/8% senior subordinated notes and the bank credit facility are minor, condensed consolidating financial information for the Company and subsidiaries is not presented.

6.              SUBSEQUENT EVENTS

On July 3, 2006, Interline New Jersey acquired all of the outstanding equity interests of AmSan, LLC (“AmSan”) from American Sanitary Incorporated for $127.5 million in cash. AmSan, which is headquartered in Deerfield, Illinois, is a leading national distributor and direct marketer of janitorial and sanitary supplies. The acquisition was funded with the $130.0 million delayed draw facility under Interline New Jersey’s new bank credit facility (see Note 4. Debt). The Company has not completed the allocation of the purchase price.

AmSan, one of the largest national distributors in the U.S. janitorial and sanitary maintenance supply industry, offers over 40,000 products to more than 44,000 customers from 43 locations in 39 states. AmSan’s primary end markets are institutional facilities, such as schools and universities, health care, lodging and government properties, as well as professional cleaning contractors. This acquisition represents an expansion of the Company’s MRO product offering and institutional facilities and professional contractor business.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “us” and “we” are to the Company. You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report, and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

•                  material facilities and systems disruptions and shutdowns,

•                  the highly competitive nature of the maintenance, repair and operations distribution industry,

•                  economic slowdowns,

•                  general market conditions,

•                  our ability to purchase products from suppliers on favorable terms,

•                  the length of our supply chains,

•                  fluctuations in the cost of commodity-based products, raw materials and fuel prices,

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

Overview

We are a leading national distributor and direct marketer of specialty maintenance, repair and operations (“MRO”) products. We stock over 50,000 plumbing, electrical, hardware, security hardware, heating, ventilation and air conditioning and other MRO products and sell to approximately 160,000 active customer accounts. Our products are primarily used for the repair, maintenance, remodeling and refurbishment of properties and non-industrial facilities. We are able to realize higher operating margins by focusing on repair, maintenance, remodeling and refurbishment customers, who generally make smaller, more frequent purchases and require high levels of service. Our diverse customer base includes facilities maintenance customers, which consist of multi-family housing, educational, lodging and health care facilities; professional contractors who primarily repair and maintain properties and non-industrial facilities; and specialty distributors, including plumbing and hardware retailers. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

We market and sell our products primarily through nine distinct and targeted brands, each of which is nationally recognized in the markets we serve for providing premium products at competitive prices with reliable same-day or next-day delivery. Wilmar, Sexauer and Maintenance USA brands generally serve our facilities maintenance customers; Barnett, U.S. Lock, Sun Star and Copperfield brands generally serve our professional contractor customers; Hardware Express and AF Lighting brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of approximately 390 field sales representatives, approximately 430 telesales and customer service representatives, a direct marketing program of approximately five million pieces annually, brand-specific websites and a national accounts sales program. We deliver our products through our network of 53 regional distribution centers, 25 professional contractor showrooms located throughout the United States and Canada, a national distribution center, or NDC, in Nashville, Tennessee, 15 vendor managed inventory locations at large professional contractor customer locations and a dedicated fleet of trucks. Our broad distribution network allows us the ability to provide reliable, same-day or next-day delivery service to 98% of the U.S. population.

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

Recent Developments

On July 3, 2006, we acquired all of the outstanding equity interests of AmSan, LLC (“AmSan”) from American Sanitary Incorporated for $127.5 million in cash. AmSan, which is headquartered in Deerfield, Illinois, is a leading national distributor and direct marketer of janitorial and sanitary supplies. The acquisition was funded with the $130.0 million delayed draw facility under our new bank credit facility (see Refinancing Transactions below). We have not completed the allocation of the purchase price.

AmSan, one of the largest national distributors in the U.S. janitorial and sanitary maintenance supply industry, offers over 40,000 products to more than 44,000 customers from 43 locations in 39 states. AmSan’s primary end markets are institutional facilities, such as schools and universities, health care, lodging and government properties, as well as professional cleaning contractors. This acquisition represents an expansion of our (1) MRO product offering and (2) institutional facilities and professional contractor business.

Refinancing Transactions

On June 23, 2006, Interline New Jersey completed a series of refinancing transactions consisting of (1) an offering of $200.0 million of 8 1/8% senior subordinated notes due 2014 and (2) entering into a $330.0 million bank credit facility. The new bank credit facility consists of a $100.0 million 7-year term loan, a $130.0 million 7-year delayed draw term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit. The delayed draw term loan was drawn on July 3, 2006 to fund the acquisition of AmSan and the acquisition-related fees and expenses (see Recent Developments above). We used the proceeds from the 8 1/8% senior subordinated notes and the new bank credit facility to repurchase the outstanding 11 1/2% senior subordinated notes of Interline New Jersey and to repay indebtedness under the prior credit facility of Interline New Jersey. We repurchased the 11 1/2% senior subordinated notes at a price equal to 110.51% of their principal amount.

In connection with the repurchase of the 11 1/2% senior subordinated notes and the repayment of the prior credit facility, we recorded a loss on early extinguishment of debt of $20.7 million, which was comprised of $13.7 million in tender premiums associated with the repurchase of the 11 1/2% senior subordinated notes and a non-cash charge of $7.0 million in deferred financing costs associated with the repurchase of the 11 1/2% senior subordinated notes and the repayment of the prior credit facility.

Accounting and Disclosure Changes

Effective December 31, 2005, we adopted the provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective application transition method. Under this method, the share-based compensation cost recognized beginning December 31, 2005 includes compensation cost for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (2) all share-based payments granted subsequent to December 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost under SFAS No. 123(R) is recognized ratably using the straight-line attribution method over the expected vesting period or to the retirement eligibility date, if less than the vesting period when vesting is not contingent upon any future performance. In addition, pursuant to SFAS No. 123(R), we are required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was the method previously used by us. As of December 31, 2005, the cumulative effect of adopting the estimated forfeiture method was not significant. Prior periods are not restated under this transition method.

SFAS No. 123(R) also requires us to reflect the tax benefit from the exercise of stock options in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), these tax benefits have been reflected as a cash inflow from operating activities. The prior year statement of cash flows has not been restated. The tax benefit from the exercise of stock options was $0.2 million during the three and six months ended June 30, 2006 and $0.2 million during the three and six months ended July 1, 2005.

As of June 30, 2006, there was $7.8 million of total unrecognized compensation cost related to unvested stock awards. The cost is expected to be recognized over a weighted-average period of 2.3 years.

Prior to December 31, 2005, we accounted for share-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123. We elected to use the intrinsic value method of accounting for employee and director share-based compensation expense for its non-compensatory employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Had we elected to adopt the fair value approach as prescribed by SFAS No. 123, which charges earnings for the estimated fair value of stock options, our net income and earnings per share for the three and six months ended July 1, 2005 would not have been materially affected.

As a result of adopting SFAS No. 123(R) on December 31, 2005, our income before income taxes and net income for the three months ended June 30, 2006, are $0.9 million and $0.6 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share are $0.02 lower for the three months ended June 30, 2006 than if we had continued to account for share-based compensation under APB Opinion No. 25. As a result of adopting SFAS No. 123(R) on December 31, 2005, our income before income taxes and net income for the six months ended June 30, 2006, are $1.6 million and $1.0 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share are $0.03 lower for the six months ended June 30, 2006 than if we had continued to account for share-based compensation under APB Opinion No. 25.

Results of Operations

The following table presents information derived from the condensed consolidated statements of operations expressed as a percentage of revenues for the three and six months ended June 30, 2006 and July 1, 2005:

	% of Net Sales			% of Net Sales
			% Increase			% Increase
	Three Months Ended		(Decrease)	Six Months Ended		(Decrease)
	June 30,	July 1,	2006	June 30,	July 1,	2006
	2006	2005	vs. 2005	2006	2005	vs. 2005

Net sales	100.0%	100.0%	15.6%	100.0%	100.0%	15.0%
Cost of sales	62.0	62.1	15.4	61.9	61.8	15.1
Gross profit	38.0	37.9	15.8	38.1	38.2	14.7

Operating Expenses:
Selling, general and administrative expenses	26.9	26.8	16.1	27.2	27.1	15.4
Depreciation and amortization	1.5	1.6	8.9	1.5	1.6	9.7
Total operating expense	28.4	28.3	15.7	28.7	28.6	15.1
Operating income	9.6	9.6	16.2	9.4	9.5	13.4

Loss on extinguishment of debt	(8.8)	0.0	100.0	(4.5)	(2.6)	100.2
Interest expense	(3.0)	(2.8)	21.5	(3.0)	(3.0)	16.0
Interest income	0.1	0.0	2,800.0	0.1	0.0	85.7
Other income	0.1	0.1	8.4	0.1	0.1	(10.8)
(Loss) Income before income taxes	(2.0)	6.8	(133.8)	2.0	4.0	(43.7)
Income tax benefit (provision)	0.8	(2.6)	(134.3)	(0.8)	(1.6)	(43.2)
Net (loss) income	(1.2)%	4.2%	(133.5)%	1.2%	2.5%	(44.0)%

The following discussion includes references to the term average daily sales and average organic daily sales. Average daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time. Average organic daily sales are defined as sales from a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period. The computation of average organic daily sales is as follows (amounts in thousands):

	Three Months Ended			Six Months Ended
	June 30,	July 1,		June 30,	July 1,
	2006	2005	% Variance	2006	2005	% Variance

Net Sales	$235,409	$203,666	15.6%	$460,083	$400,157	15.0%
Less: Acquisition	(7,653)			(18,615)
Organic Sales	$227,756	$203,666	11.8%	$441,468	$400,157	10.3%

Daily Sales:
Ship Days	64	64		128	129
Average Daily Sales	$3,678	$3,182	15.6%	$3,594	$3,102	15.9%
Average Organic Daily Sales	$3,559	$3,182	11.8%	$3,449	$3,102	11.2%

Average organic daily sales is presented herein because we believe it to be relevant and useful information to our investors since it is used by our management to evaluate the operating performance of our business, as adjusted to exclude the impact of the acquisition of CCS Enterprises, Inc., or Copperfield, and compare our organic operating performance with that of our competitors. However, average organic daily sales is not a measure of financial performance under GAAP and it should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as net sales. Management utilizes average organic daily sales as an operating performance measure in conjunction with GAAP measures such as net sales.

Overview.   During the second quarter of 2006, we signed an agreement to purchase all of the outstanding equity interests of AmSan, a national distributor of janitorial and sanitary maintenance supply products with annual sales of approximately $245 million offering over 40,000 products to more than 44,000 customers from 43 locations in 39 states. This acquisition was closed on July 3, 2006 and financed as part of a comprehensive series of refinancing transactions which substantially lowered our overall cost of debt.

During the second quarter, we continued to benefit from the strength in the three core customer end markets that we serve: facilities maintenance, professional contractors and specialty distributors. Average daily sales grew 15.6% during the second quarter including 11.8% average organic daily sales growth and 3.8% average daily sales growth attributable to our July 2005 acquisition of Copperfield. Approximately 5-6% of our sales growth was driven by price during the second quarter as compared to 3-4% in the first quarter of 2006. This increase was primarily driven by the sale of high copper content products such as copper tubing, copper sweat fittings and building wire. The sales of these product represented less than 5% of our consolidated sales in the second quarter. Our gross margins increased 10 basis points during the quarter as we were able to successfully manage price increases from our suppliers. We continued to see the benefits of economies of scale and diminishing marginal expense in the area of freight and distribution center labor. Operating income for the quarter was 9.6% of sales, the same as the prior year period, as we continued to invest in organic growth initiatives at a rate of approximately $1.5 million per quarter including the expansion of our national accounts program, the addition of field sales and telesales professionals, the addition of new products and geographic expansion.

Three Months Ended June 30, 2006 Compared to Three Months Ended July 1, 2005

Net Sales.   Our net sales increased by $31.7 million, or 15.6%, to $235.4 million in the three months ended June 30, 2006 from $203.7 million in the three months ended July 1, 2005. Of the $31.7 million increase, $7.7 million was attributable to our Copperfield acquisition with the remaining driven by continued strong demand for our products, new sales and growth initiatives and from price increases.

Gross Profit.   Gross profit increased by $12.2 million, or 15.8%, to $89.5 million in the three months ended June 30, 2006 from $77.3 million in the three months ended July 1, 2005. Gross profit margins increased 10 basis points to 38.0% for the three months ended June 30, 2006 compared to 37.9% for the three months ended July 1, 2005. This increase in our gross profit margins is primarily a result of higher gross margins on Copperfield sales offset in part by a change in sales mix related to the increase of over 10% in the sale of big ticket items such as HVAC equipment, water heaters and appliances.

Selling, General and Administrative Expenses.   SG&A expenses increased by $8.8 million, or 16.1%, to $63.3 million in the three months ended June 30, 2006 from $54.5 million in the three months ended July 1, 2005. Increased SG&A expenses related to our Copperfield acquisition accounted for $2.3 million of the $8.8 million increase. Excluding these expenses, SG&A expenses increased 11.9% in the three months ended June 30, 2006. Certain expenses within SG&A, such as the costs of running regional distribution centers, delivery expenses and selling expenses fluctuate with sales volume. The increase in SG&A expenses included these increases, as well as increased investment in new sales and marketing initiatives and additional share-based compensation associated with restricted stock units, deferred stock units and stock options during the three months ended June 30, 2006. SG&A expenses as a percentage of sales was 26.9% in the three months ended June 30, 2006 compared to 26.8% in the three months ended July 1, 2005. This increase was primarily due to the additional share-based compensation associated with restricted stock units, deferred stock units and stock options during the three months ended June 30, 2006.

Depreciation and Amortization.   Depreciation and amortization expense increased by $0.3 million, or 8.9%, to $3.5 million in the three months ended June 30, 2006 from $3.2 million in the three months ended July 1, 2005. This increase was due to our Copperfield acquisition.

Operating Income.   As a result of the foregoing, operating income increased by $3.2 million, or 16.2%, to $22.7 million in the three months ended June 30, 2006 from $19.5 million in the three months ended July 1, 2005. As a percent of sales, operating income remained consistent at 9.6% in the three months ended June 30, 2006 compared to the three months ended July 1, 2005.

Loss on Extinguishment of Debt.   Loss on extinguishment of debt was $20.7 million for the three months ended June 30, 2006. In connection with the offering of $200.0 million of 8 1/8% senior subordinated notes and entering into a $330.0 million bank credit facility in June 2006, we repurchased the 11 1/2% senior subordinated notes of Interline New Jersey and repaid the indebtedness under the prior credit facility of Interline New Jersey. The 11 1/2% senior subordinated notes were repurchased at a price equal to 110.51% of their principal amount. In connection with the repurchase of the 11 1/2% senior subordinated notes and the repayment of the prior credit facility, we recorded a loss on early extinguishment of debt of $20.7 million. The loss was comprised of $13.7 million in tender premiums associated with the repurchase of the 11 1/2% senior subordinated notes and a non-cash charge of $7.0 million in deferred financing costs associated with the repurchase of the 11 1/2% senior subordinated notes and the repayment of the prior credit facility.

Interest Expense.   Interest expense increased by $1.2 million in the three months ended June 30, 2006 to $7.0 million from $5.7 million in the three months ended July 1, 2005. This increase was due to higher overall debt balances resulting from the additional $50.0 million term loan incurred during the three months ended September 30, 2005 as well as higher interest rates.

Provision for Income Taxes.   The effective tax rate for the three months ended June 30, 2006 was 39.0% compared to 38.4% in the three months ended July 1, 2005. The increase in the effective tax rate was due primarily to higher state income taxes, the decrease in the benefit of extraterritorial income exclusions offset by a benefit from the loss on extinguishment of debt.

Six Months Ended June 30, 2006 Compared to Six Months Ended July 1, 2005

Net Sales.   Our net sales increased by $59.9 million, or 15.0%, to $460.1 million in the six months ended June 30, 2006 from $400.2 million in the six months ended July 1, 2005, with one less shipping day than the comparable prior year period. Of the $59.9 million increase, $18.6 million was attributable to our Copperfield acquisition with the remaining driven by continued strong demand for our products, new sales and growth initiatives and from price increases.

Gross Profit.   Gross profit increased by $22.5 million, or 14.7%, to $175.2 million in the six months ended June 30, 2006 from $152.7 million in the six months ended July 1, 2005. Gross profit margins decreased 10 basis points to 38.1% for the six months ended June 30, 2006 compared to 38.2% for the six months ended July 1, 2005. This decline in our gross profit margins is primarily a result of a change in sales mix related to the increase of over 20% in the sale of big ticket items such as HVAC equipment, water heaters and appliances offset in part by higher gross margins on Copperfield sales.

Selling, General and Administrative Expenses.   SG&A expenses increased by $16.7 million, or 15.4%, to $125.0 million in the six months ended June 30, 2006 from $108.3 million in the six months ended July 1, 2005. Increased SG&A expenses related to our Copperfield acquisition accounted for $5.8 million of the $16.7 million increase. Excluding these expenses, SG&A expenses increased 10.1% in the six months ended June 30, 2006. Certain expenses within SG&A, such as the costs of running regional distribution centers, delivery expenses and selling expenses fluctuate with sales volume. The increase in SG&A expenses included these increases, as well as increased investment in new sales and marketing initiatives and additional share-based compensation associated with grants of restricted stock units, deferred stock units and stock options during the six months ended June 30, 2006. SG&A expenses as a percentage of sales was 27.2% in the six months ended June 30, 2006 compared to 27.1% in the six months ended July 1, 2005. This increase was primarily due to the additional share-based compensation associated with grants of restricted stock units, deferred stock units and stock options during the six months ended June 30, 2006.

Depreciation and Amortization.   Depreciation and amortization expense increased by $0.6 million, or 9.7%, to $7.0 million in the six months ended June 30, 2006 from $6.3 million in the six months ended July 1, 2005. This increase was due to our Copperfield acquisition.

Operating Income.   As a result of the foregoing, operating income increased by $5.1 million, or 13.4%, to $43.3 million in the six months ended June 30, 2006 from $38.1 million in the six months ended July 1, 2005. As a percent of sales, operating income decreased to 9.4% in the six months ended June 30, 2006 from 9.5% in the six months ended July 1, 2005. This decrease was primarily due to additional share-based compensation associated with grants of restricted stock units, deferred stock units and stock options during the six months ended June 30, 2006.

Loss on Extinguishment of Debt.   Loss on extinguishment of debt was $20.7 million for the six months ended June 30, 2006 compared to $10.3 million for the six months ended July 1, 2005. In connection with the offering of $200.0 million of 8 1/8% senior subordinated notes and entering into a $330.0 million bank credit facility in June 2006, we repurchased the 11 1/2% senior subordinated notes of Interline New Jersey and repaid the indebtedness under the prior credit facility of Interline New Jersey. The 11 1/2% senior subordinated notes were repurchased at a price equal to 110.51% of their principal amount. In connection with the repurchase of the 11 1/2% senior subordinated notes and the repayment of the prior credit facility, we recorded a loss on early extinguishment of debt of $20.7 million. The loss was comprised of $13.7 million in tender premiums associated with the repurchase of the 11 1/2% senior subordinated notes and a non-cash charge of $7.0 million in deferred financing costs associated with the repurchase of the 11 1/2% senior subordinated notes and the repayment of the prior credit facility. During the six months ended July 1, 2005, we recorded a $10.3 million loss on the early extinguishment of debt consisting of $8.1 million in redemption premium and $2.3 million of deferred financing written-offs. The $10.3 million loss was recorded due to our redemption of $70.0 million of the 11 1/2% senior subordinated notes. The redemption was made 30 days after the closing of our initial public offering, or IPO, in accordance with the redemption provision of the indenture governing the 11 1/2% senior subordinated notes.

Interest Expense.   Interest expense increased by $1.9 million in the six months ended June 30, 2006 to $13.9 million from $12.0 million in the six months ended July 1, 2005. This increase was due to higher overall debt balances resulting from the additional $50.0 million term loan incurred during the three months ended September 30, 2005 as well as higher interest rates, offset by the early extinguishment of $70.0 million of 11 1/2% senior subordinated notes during the three months ended April 1, 2005.

Provision for Income Taxes.   The effective tax rate for the six months ended June 30, 2006 was 38.9% compared to 38.6% in the six months ended July 1, 2005. The increase in the effective tax rate was due primarily to higher state income taxes and the decrease in the benefit of extraterritorial income exclusions offset by a benefit from the loss on extinguishment of debt.

Liquidity and Capital Resources

Overview

We are a holding company whose only asset is the stock of our subsidiaries. We conduct virtually all of our business operations through Interline New Jersey. Accordingly, our only material sources of cash are dividends and distributions with respect to our ownership interests in Interline New Jersey that are derived from the earnings and cash flow generated by Interline New Jersey.

The debt instruments of Interline New Jersey, primarily the new credit facility entered into on June 23, 2006 and the indenture governing the terms of the 8 1/8% senior subordinated notes, contain significant restrictions on the payment of dividends and distributions to us by Interline New Jersey. Interline New Jersey’s credit facility allows it to pay dividends, make distributions to us or make investments in us in an aggregate amount not to exceed $2.0 million during any fiscal year, so long as Interline New Jersey is not in default or would be in default as a result of such payments. In addition, ordinary course distributions for overhead (up to $3.0 million annually) and taxes are permitted, as are annual payments of up to $7.5 million in respect of our stock option or other benefit plans for management or employees and (provided Interline New Jersey is not in default) aggregate payments of up to $40.0 million depending on the pro forma net leverage ratio as of the last day of the previous quarter. In addition, the indenture for the 8 1/8% senior subordinated notes generally restricts the ability of Interline New Jersey to pay distributions to us and to make advances to, or investments in, us to an amount generally equal to 50% of the net income of Interline New Jersey, plus an amount equal to the net proceeds from certain equity issuances, subject to compliance with a leverage ratio and no default having occurred and continuing. The indenture also contains certain permitted exceptions including (1) allowing us to pay our franchise taxes and other fees required to maintain our corporate existence, to pay for general corporate and overhead expenses and to pay expenses incurred in connection with certain financing, acquisition or disposition transactions, in an aggregate amount not to exceed $10.0 million per year; (2) allowing certain tax payments; and (3) allowing certain permitted distributions up to $75 million.

On June 23, 2006, Interline New Jersey completed a series of refinancing transactions consisting of (1) an offering of $200.0 million of 8 1/8% senior subordinated notes due 2014 and (2) entering into a $330.0 million bank credit facility. The new bank credit facility consists of a $100.0 million 7-year term loan, a $130.0 million 7-year delayed draw term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit. We used the proceeds from the 8 1/8% senior subordinated notes and the new bank credit facility to redeem the 11 1/2% senior subordinated notes and to repay our indebtedness under the prior credit facility of Interline New Jersey. We funded our July 3, 2006 acquisition of AmSan with the $130.0 million delayed draw facility under our new bank credit facility. See “—Recent Developments” above.

The 8 1/8% senior subordinated notes were priced at 99.3%, or $198.6 million, of their principal amount, representing a yield to maturity of 8 1/4%. We will amortize the discount of $1.4 million over the term of the 8 1/8% senior subordinated notes. The 8 1/8% senior subordinated notes mature on June 15, 2014 and interest is payable on June 15 and December 15 of each year beginning on December 15, 2006. Our debt issuance costs capitalized in connection with the 8 1/8% senior subordinated notes were $5.5 million. For a description of certain terms of the 8 1/8% senior subordinated notes, see Note 4 to the Unaudited Condensed Consolidated Financial Statements.

As of June 30, 2006, we had approximately $83.2 million of availability under Interline New Jersey’s new $100.0 million revolving credit facility. Historically, our capital requirements have been for debt service obligations, working capital requirements, acquisitions, the expansion and maintenance of our distribution network, and upgrades of our proprietary information systems. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. We expect our cash flow from operations and the loan availability under our credit facility to be our primary source of funds in the future. Letters of credit, which are issued under the revolving loan facility under our credit facility, are used to support payment obligations incurred for our general corporate purposes. As of June 30, 2006, we had $16.8 million of letters of credit issued under the new credit facility. For a further description of the new credit facility, see “—Credit Facility” below.

Cash Flow

Net cash provided by operating activities was $11.9 million in the six months ended June 30, 2006 compared to net cash provided by operating activities of $11.8 million in the six months ended July 1, 2005. Net cash provided by operating activities in the six months ended June 30, 2006 was higher than the prior year period primarily as a result of our increase in operating income of $5.1 million and the non-cash add-back to operating income of $2.3 million, consisting primarily of share-based compensation of $1.1 million, depreciation and amortization of $0.6 million and provision for doubtful accounts of $0.5 million. These positive effects on cash from operations were offset by changes in our accounts receivable-trade, inventory and accounts payable of $1.9 million, the change in all other assets and liabilities of $4.5 million, primarily related to the change in accrued income taxes of $4.8 million. The change in accrued income taxes was mainly due to higher cash taxes of $3.8 million, due to the timing of income tax payments. In addition, we had higher cash interest expense of $4.0 million resulting from an additional $50.0 million term loan obtained in July 2005, which we used for our Copperfield acquisition, and the interest paid in conjunction with Interline New Jersey’s refinancing transactions on June 23, 2006. We paid $1.6 million of accrued interest on the early redemption of Interline New Jersey’s $130.0 million of 11½% senior subordinated notes and $1.8 million of accrued interest on Interline New Jersey’s prior credit facility.

Net cash used in investing activities was $4.1 million in the six months ended June 30, 2006 compared to $5.5 million in the six months ended July 1, 2005. Net cash used in investing activities in the six months ended June 30, 2006 and the six months ended July 1, 2005 were attributable to capital expenditures made in the ordinary course of business and costs related to purchases of businesses in prior periods.

Net cash used in financing activities totaled $3.4 million in the six months ended June 30, 2006 compared to $75.1 million in the six months ended July 1, 2005. Net cash used in financing activities in the six months ended June 30, 2006 was primarily attributable to (1) our repayment of $3.2 million of borrowings on our revolving credit facility and capital lease obligations partially offset by $1.1 million from stock options exercised and excess tax benefits from share-based compensation and (2) our repayment of $148.8 million of term debt, our repurchase of $130.0 million of our 11 1/2% senior subordinated notes and $13.7 million in redemption premiums offset by the issuance of $198.6 million of  8 1/8% senior subordinated notes, net of $1.4 million discount, and $100.0 million of term debt, less $7.3 million in debt issuance costs associated with the issuance of the 8 1/8% senior subordinated notes and the term debt.  Net cash used in financing activities in the six months ended July 1, 2005 was primarily due to the early redemption of $70.0 million of Interline New Jersey’s 11 1/2% senior subordinated notes and $8.1 million in related redemption premiums, partially offset by $2.3 million received in January 2005 for the over-allotment of shares sold to underwriters, net of expenses, in conjunction with our IPO and $1.7 million of proceeds received from stock options exercised.

Capital Expenditures

Capital expenditures were $3.7 million in the six months ended June 30, 2006 compared to $3.9 million in the six months ended July 1, 2005. Capital expenditures as a percentage of sales were 0.8% in the six months ended June 30, 2006 compared to 1.0% in the six months ended July 1, 2005.

Liquidity

Our principal working capital need is for inventory and trade accounts receivable, which have generally increased with the growth in our business. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility.

Credit Facility

On June 23, 2006, Interline New Jersey entered into a $330.0 million bank credit facility. The new bank credit facility consists of a $100.0 million 7-year term loan, a $130.0 million 7-year delayed draw term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit. The delayed draw term loan is available solely to fund the acquisition of substantially all of the assets of American Sanitary Incorporated and the acquisition-related fees and expenses (see “—Recent Developments” above).

Borrowings under the new term loan, the delayed draw facility and the new revolving credit facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.75% or at the alternate base rate plus 0.75%. As of June 30, 2006, the interest rate in effect with respect to the new term loan and the delayed draw facility was 7.2% for the LIBOR option and 9. 0% for the alternate base rate option. Outstanding letters of credit under the revolving credit facility are subject to a per annum fee equal to the applicable margin under the revolving credit facility. The interest rate margin is subject to pricing adjustments at the end of each fiscal quarter based on net total indebtedness to consolidated EBITDA. The new term loan and the delayed draw facility mature on June 23, 2013 and the revolving loan facility matures on June 23, 2012. Amounts under the new term loan and the delayed draw facility are due and payable in quarterly installments equal to 1.0% of the principal amount on an annual basis through June 23, 2013, with the balance payable in one final installment at the maturity date. Our debt issuance costs capitalized in connection with the new term loan and the new revolving credit facility were $1.8 million.

The new bank credit facility, which is secured by substantially all of the assets of Interline New Jersey and is guaranteed by us and by the domestic subsidiaries of Interline New Jersey, contains affirmative, negative and financial covenants that limit Interline New Jersey’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain certain financial ratios as of the last day of each fiscal quarter, including a minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense and a maximum ratio of net total indebtedness to consolidated EBITDA. Interline New Jersey and the Company were in compliance with all covenants at June 30, 2006.

In connection with the new bank credit facility, Interline New Jersey is required to pay administrative fees, commitment fees, letter of credit issuance and administration fees and certain expenses and to provide certain indemnities, all of which are customary for financings of this type. The new bank credit facility also allows for certain incremental term loans and incremental commitments under the revolving credit facility which are available to Interline New Jersey to repay indebtedness and make acquisitions if certain conditions, including various financial ratios are met.

During the six months ended June 30, 2006, we borrowed periodically on the prior revolving credit facility to accommodate our daily working capital needs. The weighted average daily outstanding balance during the six-month period was $0.4 million, with ordinary course borrowings ranging from $0.0 million to $3.5 million.

As of June 30, 2006, Interline New Jersey had $16.8 million of letters of credit issued under the new revolving loan facility and $100.0 million aggregate principal outstanding under the new term loan facility.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 30, 2005 filed with the SEC. During the six months ended June 30, 2006, there were no significant changes to any of our critical accounting policies.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (“SFAS No. 109”), Accounting for Income Taxes. FIN No. 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN No. 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that adoption of FIN No. 48 will have on our financial position, results of operations and cash flows.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issued No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), which addresses how taxes imposed on a revenue producing transaction between a buyer and a customer, such as sales, use, value-added and excise and other taxes imposed at the point of sale, should be recorded in the income statement. The consensus reached requires that a policy decision be made as to the presentation of taxes in the income statement. This policy should be disclosed within the notes to the financial statements and the amount of taxes included in revenue, if any, should also be disclosed. This EITF is effective for financial reports for interim and annual periods beginning after December 15, 2006 with earlier application permitted. Currently, we record sales taxes net and we will disclose such policy in our Annual Report on

Form10-K for the fiscal year ended December 29, 2006. The adoption of this EITF will result in additional disclosure and will not change the way we account for taxes collected and remitted.

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

Our results of operations in the six months ended June 30, 2006 and July 1, 2005 were favorably impacted by increases in the pricing of certain commodity-based products. Such commodity price fluctuations have from time to time created cyclicality in our financial performance, and could continue to do so in the future. In addition, our use of priced catalogs may not allow us to offset such cost increases quickly, resulting in a decrease in gross margins and profit.

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

Derivative Financial Instruments

Historically, we entered into derivative financial instruments from time to time, including interest rate exchange agreements, or swaps, to manage our exposure to fluctuations in interest rates on our debt. As of June 30, 2006, we did not have any interest rate swap exchange agreements, or swaps. Under our former swap agreements, we pay a fixed rate on the notional amount to our banks and the banks pay us a variable rate on the notional amount equal to a base LIBOR rate. Our derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies.

We periodically evaluate the costs and benefits of any changes in our interest rate risk. Based on such evaluation, we may enter into new interest rate swaps to manage our interest rate exposure.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a distributor of manufactured products, our profitability is tied to the prices we pay to the manufacturers from which we purchase our products and to the cost of transporting the products to us and our customers. The price that our suppliers charge us for our products is dependent in part upon the availability and cost of the raw materials used to produce those products. Such raw materials are often subject to price fluctuations, frequently due to factors beyond our control, including changes in supply and demand, general U.S. and international economic conditions, labor costs, competition and government regulations. Increases in the cost of raw materials, such as copper, have occurred in the past and adversely impacted our operating results. Transportation prices are significantly dependent on fuel prices, which generally change due to factors beyond our control, such as changes in worldwide demand, disruptions in supply, changes in the political climate in the Middle East and other regions and changes in government regulations. Fluctuations in raw materials and fuel prices may increase our costs and significantly reduce our revenues and profitability.

A significant decline in raw materials, fuel and transportation costs may also adversely affect us. During the last three years, the cost of our products has increased materially because of raw materials, fuel and transportation cost increases and other demand factors. During this period, a significant portion of our sales growth has resulted from our price increases related to these increased costs. To the extent the costs of products decrease, the prices we charge for our products may correspondingly decrease, adversely affecting our revenues and profitability.

In addition, many of our suppliers price their products in currencies other than the U.S. dollar or incur costs of production in non-U.S. currencies. Accordingly, depreciation of the U.S. dollar against foreign currencies could increase the price we pay for these products. For example, a substantial portion of our products are sourced from suppliers in China. On July 21, 2005, the People’s Bank of China announced that the Yuan will no longer be pegged to the U.S. dollar, but will be allowed to float in a band (and, to a limited extent, increase in value) against a basket of foreign currencies, a move that increases the risk that Chinese-sourced products could become more expensive for us. Adverse currency fluctuations have occurred in the past and have impacted our operating results. If currency fluctuations occur in the future and were prolonged, our revenues and profitability could be significantly diminished.

We cannot assure you that AmSan will be successfully integrated by us.

If we cannot successfully integrate the operations of AmSan with our existing operations, we may experience material negative consequences to our business, financial condition or results of operations. The integration of companies that have previously been operated separately involves a number of risks, including, but not limited to:

•                  demands on management related to the increase in our size after the AmSan acquisition;

•                  the diversion of management’s attention from the management of daily operations to the integration of operations;

•                  difficulties in the assimilation and retention of employees;

•                  difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls, including internal accounting controls, procedures and policies; and expenses of any undisclosed or potential legal liabilities.

Prior to the proposed acquisition, AmSan and Interline Brands operated as separate entities. We may not be able to maintain the levels of revenue, earnings or operating efficiency that each entity had achieved or might achieve separately. Successful integration of AmSan’s operations will depend on our ability to manage those operations, realize opportunities for revenue growth presented by strengthened product offerings and, to some degree, to eliminate redundant and excess costs.

For further information regarding factors that could affect our results of operations, financial position and liquidity, see the risk factors discussion provided in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2005. See also “Part I. Item 2—Forward Looking Statements” above.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Purchases of Equity Securities by the Issuer

The following table summarizes repurchases of our stock, comprising entirely of shares of unvested forfeited restricted stock awards returned to us, during the three months ended June 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2006
(April 1 — April 28)	7,675	$15.00	—	—
May 2006
(April 29 — May 26)	—	—	—	—
June 2006
(May 27 — June 30)	—	—	—	—
Total	7,675	$15.00	—	—

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

Our 2006 Annual Meeting of Stockholders was held on Thursday, May 11, 2006 (the “2006 Annual Meeting”). The matters submitted to our stockholders for approval at the 2006 Annual Meeting included (1) the election of three Class II members of the Board of Directors for a term of three years; (2) a proposal to approve amendments to our 2004 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 2,000,000 shares and to further restrict the repricing of awards thereunder without first obtaining stockholder approval; (3) a proposal to approve the adoption of an Executive Cash Incentive Plan; and (4) a proposal to ratify the selection of Deloitte & Touche, LLP as independent registered public accounting firm for the fiscal year ending December 29, 2006.

As of March 24, 2005, the record date for the 2006 Annual Meeting, there were 32,220,669 shares issued and 32,204,192 outstanding and entitled to vote at the 2006 Annual Meeting. There were 29,421,854 shares present in person or by proxy, which constitutes approximately 91 percent of the shares entitled to vote at the 2006 Annual Meeting.

The tabulation of the votes present in person or by proxy at the 2006 Annual Meeting with respect to the above matters was as follows:

Director Elections

Nominee	For	Against/ Abstained
Barry J. Goldstein	29,306,601	115,253
Charles W. Santoro	29,293,978	127,876
Drew T. Sawyer	28,174,618	1,247,236

The nominees for election to the board were elected to serve until the annual meeting in 2009, and until their respective successors are elected and qualified.

Approval to amend our 2004 Equity Incentive Plan

For	Against	Abstained	Broker Non-votes
24,574,044	3,291,068	566,100	990,642

Approval to adopt an Executive Cash Incentive Plan

For	Against	Abstained	Broker Non-votes
27,721,363	697,274	12,575	990,642

Approval to ratify the selection of Deloitte & Touche LLP

For	Against	Abstained
28,775,307	640,172	6,375

ITEM 5. Other Information

                                                                      None.

ITEM 6. Exhibits

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

1.1

Underwriting Agreement, dated as of June 9, 2006, among Interline Delaware, Interline New Jersey and certain subsidiary guarantors listed in Schedule 2 thereto, Lehman Brothers Inc. and J.P. Morgan Securities Inc, as representatives of the several underwriters listed in Schedule 1 thereto (incorporated by reference to the Company’s interim report on Form 8-K filed June 13, 2006).

2.1

Securities Purchase Agreement, dated as of May 23, 2006, by and among American Sanitary Incorporated, AmSan, LLC, Golder, Thoma, Cressey, Rauner Fund V, L.P., GTCR Associates V, GTCR Capital Partners, L.P. and Interline New Jersey (incorporated by reference to the Company’s interim report on Form 8-K filed July 10, 2006).

4.1

Second Supplemental Indenture, dated as of June 7, 2006, among Interline New Jersey, Wilmar Holdings, Inc., Wilmar Financial, Inc., Glenwood Acquisition LLC and The Bank of New York, as trustee (incorporated by reference to the Company’s interim report on Form 8-K filed June 13, 2006).

4.2

Credit Agreement, dated June 23, 2006 among Interline Delaware, Interline Brands, Inc., a wholly-owned subsidiary of Interline Delaware (“Interline New Jersey”), as borrower, the lenders party therein, JPMorgan Chase Bank, N.A., as administrative agent, Lehman Commercial Paper Inc., as syndication agent, Credit Suisse, Bank of America, N.A., Wachovia Bank, National Association and SunTrust Bank, each as a co-documentation agent and J.P. Morgan Securities Inc. and Lehman Brothers Inc. as joint bookrunners and joint-lean arrangers (incorporated by reference to the Company’s interim report on Form 8-K filed June 26, 2006).

4.3

Guarantee and Collateral Agreement, dated as of June 23, 2006, among Interline Delaware, Interline New Jersey, certain subsidiaries of Interline New Jersey and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to the Company’s interim report on Form 8-K filed June 26, 2006).

4.4

Base Indenture, dated as of June 23, 2006, among Interline New Jersey, Interline Delaware, as guarantor, certain subsidiaries of Interline Delaware and the Bank of New York Trust Company, N.A., as trustee (incorporated by reference to the Company’s interim report on Form 8-K filed June 26, 2006).

4.5

First Supplemental Indenture, dated as of June 23, 2006, among Interline New Jersey, Interline Delaware, as guarantor, certain subsidiaries of Interline Delaware and the Bank of New York Trust Company, N.A., as trustee (incorporated by reference to the Company’s interim report on Form 8-K filed June 26, 2006).

4.6

Second Supplemental Indenture, dated as of July 3, 2006, by and among Interline New Jersey, Interline Delaware, AmSan as a subsidiary guarantor, certain other subsidiaries of Interline New Jersey and the Bank of New York Trust Company, N.A., as trustee (incorporated by reference to the Company’s interim report on Form 8-K filed July 10, 2006).

4.7

Supplement No.1, dated as of July 3, 2006, to the Guarantee and Collateral Agreement, dated June 23, 2006, between AmSan, LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to the Company’s interim report on Form 8-K filed July 10, 2006).

10.1

2004 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement for its annual meeting of stockholders held on May 11, 2006, Commission File No. 1-32380).

10.2

Executive Cash Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement for its annual meeting of stockholders held on May 11, 2006, Commission File No. 1-32380).

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

INTERLINE BRANDS, INC.
Registrant

Date: August 8, 2006	/S/	THOMAS J. TOSSAVAINEN
Thomas J. Tossavainen
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and
Accounting Officer)