Form 10-Q
period 2006-09-29
INTERLINE BRANDS, INC./DE
filed 2006-11-08
CIK 1292900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2006

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of October 31, 2006, there were 32,265,994 shares of the registrant’s common stock outstanding (excluding 24,152 shares held in treasury), par value $0.01.

TABLE OF CONTENTS

ITEM

PART I. FINANCIAL INFORMATION
1.	Financial Statements
Condensed Consolidated Balance Sheets (Unaudited) as of September 29, 2006 and December 30, 2005
Condensed Consolidated Statements of Earnings (Unaudited) for the Three and Nine Months Ended September 29, 2006 and September 30, 2005
Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 29, 2006 and September 30, 2005
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 29, 2006 and September 30, 2005
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
SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 29, 2006 AND DECEMBER 30, 2005
(in thousands, except share and per share data)

	September 29,	December 30,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$3,905	$2,958
Accounts receivable—trade (net of allowance for doubtful accounts of $9,666 and $8,150)	166,005	113,271
Accounts receivable—other	14,697	12,163
Inventory	208,745	165,282
Prepaid expenses and other current assets	5,895	5,498
Deferred income taxes	18,304	13,945
Total current assets	417,551	313,117

Property and equipment, net	31,441	29,865
Goodwill	311,938	249,574
Other intangible assets, net	145,276	104,244
Other assets	9,872	8,969
Total assets	$916,078	$705,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$89,373	$69,182
Accrued expenses and other current liabilities	35,433	21,574
Accrued merger expenses	3,789	5,408
Accrued interest	7,714	2,152
Income taxes payable	4,510	1,780
Revolver	—	3,000
Current portion of long-term debt	2,432	1,400
Capital lease—current	460	452
Total current liabilities	143,711	104,948

Long-Term Liabilities:
Deferred income taxes	33,935	34,646
Long-term debt, net of current portion	429,231	280,675
Capital lease—long term	629	958
Other liabilities	399	—
Total liabilities	607,905	421,227
Commitments and contingencies
Senior preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares outstanding as of September 29, 2006 and December 30, 2005	—	—

Stockholders’ Equity:
Common stock; $0.01 par value, 100,000,000 authorized; 32,290,146 issued and 32,265,994 outstanding as of September 29, 2006 and 32,220,669 issued and outstanding as of December 30, 2005	323	322
Additional paid-in capital	560,429	558,183
Accumulated deficit	(253,242)	(273,037)
Accumulated other comprehensive income	1,161	992
Deferred compensation	—	(1,918)
Treasury stock, at cost, 24,152 shares as of September 29, 2006	(498)	—
Total stockholders’ equity	308,173	284,542
Total liabilities and stockholders’ equity	$916,078	$705,769

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2006 AND SEPTEMBER 30, 2005
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005

Net sales	$314,182	$225,811	$774,265	$625,968
Cost of sales	194,099	139,648	478,978	387,064
Gross profit	120,083	86,163	295,287	238,904

Operating Expenses:
Selling, general and administrative expenses	84,578	58,938	209,559	167,194
Depreciation and amortization	3,866	3,361	10,820	9,699
Secondary offering costs	—	923	—	923
Total operating expense	88,444	63,222	220,379	177,816
Operating income	31,639	22,941	74,908	61,088

Loss on extinguishment of debt	—	—	(20,700)	(10,340)
Interest expense	(8,806)	(6,694)	(22,740)	(18,709)
Interest income	177	45	411	171
Other income	262	188	517	474
Income before income taxes	23,272	16,480	32,396	32,684
Income tax provision	9,053	6,762	12,601	13,008
Net income	$14,219	$9,718	$19,795	$19,676

Earnings Per Share:
Basic	$0.44	$0.30	$0.62	$0.62
Diluted	$0.43	$0.30	$0.60	$0.61

Weighted-Average Shares Outstanding:
Basic	32,159,251	32,061,828	32,124,106	31,979,374
Diluted	32,762,492	32,521,809	32,720,724	32,399,670

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2006 AND SEPTEMBER 30, 2005
(in thousands)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Net income	$14,219	$9,718	$19,795	$19,676

Other comprehensive income (loss):
Foreign currency translation	(3)	213	169	145

Total comprehensive income	$14,216	$9,931	$19,964	$19,821

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 29, 2006 AND SEPTEMBER 30, 2005
(in thousands)

	Nine Months Ended
	September 29,	September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$19,795	$19,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,820	9,699
Amortization of debt issuance costs	1,154	1,192
Amortization of discount on 8 1/8% senior subordinated notes	33	—
Write-off of debt issuance costs	7,037	2,290
Tender and redemption premiums on 11 1/2% senior subordinated notes	13,663	8,050
Share-based compensation	2,739	718
Deferred income taxes	(4,105)	(2,160)
Provision for doubtful accounts	2,454	2,017
Loss on disposal of property and equipment	80	53
Income tax effect from exercise of stock options	—	215

Changes in assets and liabilities which provided (used) cash, net of business acquired:
Accounts receivable — trade	(27,129)	(25,899)
Accounts receivable — other	(1,261)	4,974
Inventory	(25,907)	(3,782)
Prepaid expenses and other current assets	409	(428)
Other assets	(724)	(354)
Accounts payable	3,240	11,598
Accrued expenses and other current liabilities	3,368	3,066
Accrued merger expenses	(169)	(307)
Accrued interest	5,469	2,885
Income taxes payable	2,612	(2,670)
Other liabilities	8	—
Net cash provided by operating activities	13,586	30,833
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(5,303)	(5,899)
Purchase of businesses, net of cash acquired	(131,282)	(71,195)
Net cash used in investing activities	(136,585)	(77,094)

(Continued)

	Nine Months Ended
	September 29, 2006	September 30, 2005
Cash Flows from Financing Activities:
(Decrease) Increase in revolver, net	(3,000)	5,000
Repayment of term debt	(149,381)	(850)
Repayment of 11 1/2% senior subordinated notes	(130,000)	(70,000)
Payment of tender and redemption premiums on 11 1/2% senior subordinated notes	(13,663)	(8,050)
Proceeds from issuance of 8 1/8% senior subordinated notes, net of discount	198,566	—
Proceeds from issuance of term debt	230,000	50,000
Payment of debt issuance costs	(9,804)	(836)
Proceeds from stock options exercised	945	1,693
Excess tax benefits from share-based compensation	453	—
Payments on capital lease obligations	(339)	(126)
Initial public offering costs	—	(616)
Proceeds from exercise of underwriters over-allotment options	—	2,333
Net cash provided by (used in) financing activities	123,777	(21,452)
Effect of exchange rate changes on cash and cash equivalents	169	145
Net increase (decrease) in cash and cash equivalents	947	(67,568)
Cash and cash equivalents at beginning of period	2,958	69,178
Cash and cash equivalents at end of period	$3,905	$1,610
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for :
Interest	$16,648	$13,124
Income taxes, net of refunds	$14,107	$17,633

Schedule of Non-Cash Investing and Financing Activities:
Treasury stock acquired with accrued expenses and other current liabilities	$498	$—
Adjustments to liabilities assumed and goodwill on businesses acquired	$977	$9,473

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business

Interline Brands, Inc., a Delaware corporation, and its subsidiaries (“Interline” or the “Company”) is a direct marketer and specialty distributor of maintenance, repair and operations (“MRO”) products. The Company sells plumbing, electrical, hardware, security, heating, ventilation and air conditioning (“HVAC”), janitorial and sanitary supplies and other MRO products. Interline’s highly diverse customer base consists of multi-family housing, educational, lodging, government and health care facilities, professional contractors and specialty distributors.

The Company markets and sells its products primarily through ten distinct and targeted brands. The Company utilizes a variety of sales channels, including a direct sales force, telesales representatives, a direct marketing program, brand-specific websites and a national accounts sales program. The Company delivers its products through its network of regional distribution centers and professional contractor showrooms located throughout the United States and Canada, a national distribution center in Nashville, Tennessee, vendor managed inventory locations at large professional contractor customer locations and its dedicated fleet of trucks. Through its broad distribution network, the Company provides same day/next day delivery service to 98% of the U.S. population.

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

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory and income taxes, reserves for self-insurance programs, valuation of goodwill and valuation of assets and liabilities assumed in the acquisition of AmSan LLC (“AmSan”). Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts in the unaudited condensed consolidated financial statements and the notes thereto have been reclassified to conform to the current year presentation. These reclassifications had no effect on total stockholders’ equity or net income.

Segment Information

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has two operating segments: Interline Brands and AmSan. These segments are aggregated into one reportable segment, the distribution of MRO products, because they possess similar economic characteristics and have common products, customers and methods of distribution. Our net sales for the three and nine-month periods ended September 29, 2006 and September 30, 2005 by product category were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
Product Category	2006	2005	2006	2005

Plumbing	$96,768	$91,002	$285,241	$268,964
Janitorial and Sanitary	72,890	6,097	83,932	16,101
Electrical	33,303	31,162	94,954	90,371
Heating, Ventilation and Air Conditioning	32,561	29,852	92,611	64,495
Appliances	16,652	14,226	43,123	38,439
Security	14,767	14,000	41,890	41,196
Hardware	13,510	12,871	39,050	37,899
Other	33,731	26,601	93,464	68,503

Total	$314,182	$225,811	$774,265	$625,968

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 with early application encouraged. The Company believes adoption of SAB No. 108 will not have an impact on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently evaluating the impact that adoption of SFAS No. 157 will have on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in the financial statements. Specifically, SFAS No. 158 requires as employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. These provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. In addition, SFAS No. 158 requires an employer to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions). This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact that adoption of SFAS No. 158 will have on its financial position, results of operations and cash flows.

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

SFAS No. 123(R) also requires the Company to reflect the tax benefit from the exercise of stock options in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), these tax benefits have been reflected as a cash inflow from operating activities. The prior year statement of cash flows has not been restated. The tax benefit from the exercise of stock options was $0.1 million and $0.3 million during the three and nine months ended September 29, 2006; respectively, and $0.2 million during the nine months ended September 30, 2005. There were no stock options exercised during the three months ended September 30, 2005.

Prior to December 31, 2005, the Company accounted for share-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123. The Company elected to use the intrinsic value method of accounting for employee and director share-based compensation expense for its nonqualified employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Had the Company elected to adopt the fair value approach as prescribed by SFAS No. 123, which charges earnings for the estimated fair value of stock options, the pro forma net income and pro forma earnings per share for the three and nine months ended September 30, 2005 would have been as follows (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Net income as reported	$9,718	$19,676

Add: Share-based compensation expense included in reported net income, net of related tax effects	142	432

Deduct: Total share-based compensation expense determined under the fair value-based method for all awards, net of related tax effects	(180)	(567)

Pro forma net income	$9,680	$19,541

Earnings per share:
Basic-as reported	$0.30	$0.62
Basic-pro forma	$0.30	$0.61

Diluted-as reported	$0.30	$0.61
Diluted-pro forma	$0.30	$0.60

As a result of adopting SFAS No. 123(R) on December 31, 2005, the Company’s income before income taxes and net income for the three months ended September 29, 2006, are $0.3 million and $0.2 million lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share are $0.01 lower for the three months ended September 29, 2006 than if the Company had continued to account for share-based compensation under APB Opinion No. 25. As a result of adopting SFAS No. 123(R) on December 31, 2005, the Company’s income before income taxes and net income for the nine months ended September 29, 2006, are $0.6 million and $0.4 million lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share are $0.01 lower for the nine months ended September 29, 2006 than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

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

During 2004, the Company adopted the 2004 Equity Incentive Plan, (the “2004 Plan”), under which the Company may award 3,175,000 shares in the form of incentive stock options, nonqualified stock options, stock appreciation rights, or SARs, restricted stock, restricted stock units (“RSUs”), deferred stock units (“DSUs”) and stock bonus awards, all of which may be awarded to any employee, director, officer or consultant of the Company. In May 2006, the stockholders of the Company approved an amendment to the 2004 Plan whereby the number of shares of the Company’s common stock reserved for issuance under the 2004 Plan was increased by 2,000,000 shares and to further restrict the repricing of awards granted under the 2004 Plan without first obtaining approval by the Company’s stockholders.

These plans allow the Company to fulfill its incentive stock option, nonqualified stock option, SAR, restricted stock, RSU, DSU and stock bonus award obligations using unissued or treasury shares. The total share-based compensation expense, which is included in the unaudited condensed consolidated statement of earnings, was $1.1 million and $2.7 million for the three and nine months ended September 29, 2006, respectively.

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

Under the terms of the 2004 Plan, the exercise price of the options will not be less than the fair market value of the common stock at the date of grant, generally vest in 25% increments over four years and may not be exercisable after the expiration of seven or ten years from the date of grant.

As permitted by SFAS No. 123(R), the fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility is based on historical performance of the Company’s stock. The Company also uses historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The Black-Scholes weighted-average assumptions for the three and nine months ended September 29, 2006 were as follows:

	Three Months	Nine Months
	Ended	Ended
	September 29,	September 29,
	2006	2006
Expected volatility	34.9%	27.7%
Expected dividends	0.0%	0.0%
Expected life (in years)	5.0	5.0
Risk-free interest rate	5.1%	4.9%

The weighted average fair value of stock options granted during the three and nine months ended September 29, 2006 was $9.26 per option and $7.96 per option, respectively. The weighted average fair value of stock options granted during the three and nine months ended September 30, 2005 was $7.13 per option and $6.35 per option, respectively.

A summary of stock option activity as of September 29, 2006 and changes during the nine months then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value (a)
			(in years)	(in thousands)
Outstanding at December 30, 2005	2,274,027	$17.42

Granted	442,502	23.66

Exercised	(62,977)	15.00

Forfeited or expired	(69,301)	15.02

Outstanding at September 29, 2006	2,584,251	$18.61	8.1	$14,217

Exercisable at September 29, 2006	2,114,469	$17.40	8.3	$14,109

(a)             The aggregate intrinsic value represents the amount by which the fair value of the underlying stock at period end exceeds the stock option exercise price.

The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all options exercised during the nine months ended September 29, 2006 was $0.7 million. As of September 29, 2006, there was $3.1 million of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 3.5 years.

Restricted Stock, Restricted Stock Units and Deferred Stock Units

Shares of restricted stock granted under the 2004 Plan to employees, senior management and non-employee directors do not have an exercise price. The share-based compensation expense associated with the restricted stock is based on the quoted market price of the Company’s shares of common stock on the date of grant. One half of the restricted stock awards granted to employees vest evenly over two years and one half vest evenly over five years. The restricted stock awards for senior management vest either on an accelerated basis in one-third installments over three years provided that certain pre-established annual percentage increases in the Company’s earnings per share are attained or on the seventh anniversary of the date of grant. The restricted stock awards for non-employee directors vest evenly over two years or at the end of three years; depending on the grant.

RSUs granted under the 2004 Plan to management do not have an exercise price. The share-based compensation expense associated with the RSUs is based on the quoted market price of the Company’s shares of common stock on the date of grant. Depending on the grant, one half of the RSUs vest on an accelerated basis in two installments over two years provided that certain pre-established annual percentage increases in the Company’s earnings per share are attained and one half vest evenly over three years or one half of the RSUs vest on the second grant date anniversary if certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets are met and one half vest on the third grant date anniversary if certain EBITDA targets are met.

DSUs granted under the 2004 Plan to non-employee directors do not have an exercise price. The share-based compensation expense associated with the DSUs is based on the quoted market price of the Company’s shares of common stock on the date of grant. DSUs vest on the grant date or evenly over the non-employee directors’ current service term; depending on the grant. All DSUs are to be settled in shares of the Company’s common stock upon termination of the non-employee directors’ service or one year after termination of the non-employee directors’ service; depending on the grant.

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

A summary status of restricted stock, RSUs and DSUs as of September 29, 2006, and changes during the nine months then ended is presented below:

	Restricted Stock		Restricted Stock Units		Deferred Stock Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at December 30, 2005	190,820	$15.11	—	$—	—	$—

Granted	6,500	22.92	198,145	23.35	11,508	25.44

Vested	(63,608)	15.00	—	—	—	—

Forfeited	(7,675)	15.00	—	—	—	—

Outstanding at September 29, 2006	126,037	$15.58	198,145	$23.35	11,508	$25.44

The total fair value of restricted stock vested during the nine months ended September 29, 2006 was $1.5 million. No restricted stock vested during the nine months ended September 30, 2005. As of September 29, 2006, there was $4.8 million of total unrecognized compensation cost related to nonvested restricted stock, RSUs and DSUs. The cost is expected to be recognized over a weighted-average period of 1.8 years.

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

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Weighted average shares outstanding - basic	32,159,251	32,061,828	32,124,106	31,979,374

Dilutive shares resulting from:
Stock options	509,046	386,753	482,880	342,019
Restricted stock	42,272	73,228	53,069	78,277
Restricted stock units	50,051	—	59,545	—
Deferred stock units	1,872	—	1,124	—

Weighted average shares outstanding - diluted	32,762,492	32,521,809	32,720,724	32,399,670

During the three months ended September 29, 2006 and September 30, 2005, options to purchase 280,807 shares and 471,456 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because the exercise prices of those options are greater than the average market value of common stock and the effect would be anti-dilutive. During the nine months ended September 29, 2006 and September 30, 2005, options to purchase 262,124 shares and 517,956 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because the exercise prices of those options are greater than the average market value of common stock and the effect would be anti-dilutive.

4.   DEBT

Long-term debt at September 29, 2006 and December 30, 2005 consists of the following (in thousands):

	September 29,	December 30,
	2006	2005

Term loans	$229,425	$148,800
Notes payable	3,639	3,275
8 1/8% senior subordinated notes, net of unamortized discount of $1,401	198,599	—
11½% senior subordinated notes	—	130,000

	431,663	282,075
Less current portion	(2,432)	(1,400)

	$429,231	$280,675

In April 2003, Interline New Jersey issued a non-recourse note payable in the principal amount of $3.3 million for the purchase of an investment. This note, which is secured only by the investment, bears interest at a rate of 4.0% per annum, with principal due in full in April 2010.

In May 2003, Interline New Jersey completed an offering of $200.0 million of 11½% senior subordinated notes due 2011 and entered into a $205.0 million senior secured credit facility.

On December 20, 2004, Interline New Jersey elected to redeem $70.0 million of the 11 ½% senior subordinated notes using proceeds from the Company’s IPO and gave the 30-day notice required by the indenture. In January 2005, the Company recorded a loss on extinguishment of debt of $10.3 million, consisting of the write-off of deferred financing costs of $2.3 million and the redemption premium of $8.1 million on the $70.0 million redemption of 11½% senior subordinated notes. On June 23, 2006, Interline New Jersey repurchased the remaining $130.0 million of 11½% senior subordinated notes as part of the refinancing transactions described below.

In December 2004, Interline New Jersey amended its term loan facility and revolving loan facility. The term loan was reduced to $100.0 million from $140.0 million and the revolving loan facility was increased to $100.0 million from $65.0 million. As part of the amendment in December 2004, Interline New Jersey paid down $31.3 million of the term loan using proceeds from the Company’s IPO. Interline New Jersey also amended its credit facility on July 7, 2005, in connection with the acquisition of CCS Enterprises, Inc. (“Copperfield”), to permit the incurrence of an additional $50.0 million term loan, having substantially the same terms as the existing term loan. On August 8, 2005, Interline New Jersey again amended its credit facility to lower the interest rate spreads applicable to the additional $50.0 million term loan. The amended credit facility provided for aggregate commitments of $250.0 million, consisting of (1) a revolving loan facility of $100.0 million, of which a portion not exceeding $20.0 million was available in the form of letters of credit, and (2) a term loan facility of $150.0 million.

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

In June 2006, Interline New Jersey completed a series of refinancing transactions consisting of (1) an offering of $200.0 million of 8 1/8% senior subordinated notes due 2014 and (2) entering into a $330.0 million bank credit facility. The new bank credit facility consists of a $100.0 million 7-year term loan, a $130.0 million 7-year delayed draw term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit. The delayed draw term loan was available solely to fund the acquisition of substantially all of the assets of American Sanitary Incorporated and the acquisition-related fees and expenses (see Note 5. Acquisition). The proceeds from the 8 1/8% senior subordinated notes and the new bank credit facility were used to repurchase the 11½% senior subordinated notes and to repay the indebtedness under the prior credit facility. The 11½% senior subordinated notes were repurchased at a price equal to 110.51% of their principal amount.

In connection with the repurchase of the 11½% senior subordinated notes and the repayment of the prior credit facility, Interline New Jersey recorded a loss on early extinguishment of debt of $20.7 million. The loss was comprised of $13.7 million in tender premiums associated with the repurchase of the 11½% senior subordinated notes and a non-cash charge of $7.0 million in deferred financing costs associated with the repurchase of the 11½% senior subordinated notes and the repayment of the prior credit facility.

The 8 1/8% senior subordinated notes were priced at 99.3%, or $198.6 million, of their principal amount, representing a yield to maturity of 8¼%. The discount of $1.4 million will be amortized over the term of the 8 1/8% senior subordinated notes. The 8 1/8% senior subordinated notes mature on June 15, 2014 and interest is payable on June 15 and December 15 of each year beginning on December 15, 2006. Debt issuance costs capitalized in connection with the 8 1/8% senior subordinated notes were $5.9 million.

Borrowings under the new term loan, the delayed draw facility and the new revolving credit facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.75% or at the alternate base rate plus 0.75%. As of September 29, 2006, the interest rate in effect with respect to the new term loan and the delayed draw facility was 7.11% for the LIBOR option and 9.00% for the alternate base rate option. Outstanding letters of credit under the new revolving credit facility are subject to a per annum fee equal to the applicable margin under the new revolving credit facility. The interest rate margin is subject to pricing adjustments at the end of each fiscal quarter based on net total indebtedness to consolidated EBITDA. The new term loan and the delayed draw facility mature on June 23, 2013 and the revolving loan facility matures on June 23, 2012. Amounts under the new term loan and the delayed draw facility are due and payable in quarterly installments equal to 1.0% of the principal amount on an annual basis through June 23, 2013, with the balance payable in one final installment at the maturity date. Debt issuance costs capitalized in connection with the new term loan, the delayed draw facility and the new revolving credit facility were $3.9 million.

The new bank credit facility, which is secured by substantially all of the assets of Interline New Jersey and is guaranteed by the Company and by the domestic subsidiaries of Interline New Jersey, contains affirmative, negative and financial covenants that limit Interline New Jersey’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain certain financial ratios as of the last day of each fiscal quarter, including a minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense and a maximum ratio of net total indebtedness to consolidated EBITDA. Interline New Jersey and the Company were in compliance with all covenants at September 29, 2006.

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

As of September 29, 2006, Interline New Jersey had $89.5 million available under its revolving credit facility. Total letters of credit issued under this facility as of September 29, 2006 were $10.5 million. There were no borrowings under the revolving credit facility as of September 29, 2006.

5.              ACQUISITION

On July 3, 2006, Interline New Jersey acquired all of the outstanding equity interests of AmSan from American Sanitary Incorporated for $132.8 million in cash, including cash acquired of $2.2 million and transaction fees of $2.8 million. AmSan is a leading national distributor and direct marketer of janitorial and sanitary supplies. The acquisition was funded with the $130.0 million delayed draw facility under Interline New Jersey’s new bank credit facility (see Note 4. Debt).

AmSan, one of the largest national distributors in the U.S. janitorial and sanitary maintenance supply industry, offers over 40,000 products from 43 locations to approximately 40,000 customers in 39 states. AmSan’s primary end markets are institutional facilities, such as schools and universities, health care, lodging and government properties, as well as professional cleaning contractors. This acquisition represents an expansion of the Company’s MRO product offering and institutional facilities and professional contractor business.

The following table summarizes the preliminary allocation of the purchase price to the AmSan assets acquired and liabilities assumed at estimated fair values (in thousands):

Current assets	$50,613
Property and equipment	2,983
Goodwill	63,305
Intangible assets	43,600
Other assets	183
Total assets acquired	160,684

Current liabilities	27,091
Other liabilities	780
Total liabilities assumed	27,871

Net assets acquired	$132,813

Given the recent acquisition date, Interline New Jersey has not completed its integration plan; therefore, the final fair value assessment is not yet complete. Interline New Jersey expects to complete the allocation process during the second quarter of fiscal 2007.

This acquisition was treated as a purchase and sale of assets for federal income tax purposes. Accordingly, of the $63.3 million of goodwill, $62.5 million is expected to be deductible for tax purposes.

Of the $43.6 million of acquired intangible assets, $19.4 million was assigned to registered trademarks that are not subject to amortization. The remaining $24.2 million of acquired intangible assets consists of customer relationships and have a weighted-average useful life of approximately 16 years.

The results of AmSan have been included in the condensed consolidated financial statements since July 3, 2006. The following unaudited pro forma financial information reflects the AmSan acquisition as if it had occurred on January 1, 2005 after giving effect to certain adjustments including amortization of other intangible assets and interest expense (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Revenues	$314,182	$294,272	$907,957	$823,019
Net income	$14,241	$11,000	$22,207	$22,223

Earnings Per Share:
Basic	$0.44	$0.34	$0.69	$0.69
Diluted	$0.43	$0.34	$0.68	$0.69

The pro forma financial information does not purport to represent what the Company’s actual results of operations would have been had the acquisition occurred as of January 1, 2005 and may not be indicative of operating results for any future periods.

The following summarizes the changes to goodwill for the nine months ended September 29, 2006 (in thousands):

Beginning balance	$249,574
AmSan acquisition	63,305
Adjustments to acquisition accruals	(941)
Ending balance	$311,938

Adjustments to acquisition accruals relate primarily to the write-off of an unused acquisition accrual created for the estimated loss on property and equipment associated with the Florida Lighting acquisition as well as the adjustment to deferred taxes associated with the final valuation of Copperfield.

6.              SUBSIDIARY GUARANTORS

In June 2006, Interline New Jersey issued $200.0 million of 8 1/8% senior subordinated notes due 2014 and entered into a $330.0 million bank credit facility (see Note 4. Debt). The 8 1/8% senior subordinated notes and the bank credit facility are fully and unconditionally guaranteed, jointly and severally, on a subordinated basis by the Company and all of Interline New Jersey’s 100% owned domestic subsidiaries: Wilmar Holdings, Inc., Wilmar Financial, Inc., Glenwood Acquisition LLC and AmSan LLC.  The guarantees by these subsidiary guarantors (the “Subsidiary Guarantors”) are senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior subordinated indebtedness and subordinated to any of their existing and future senior indebtedness.

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

•                  the loss of significant customers,

•                  our ability to accurately predict market trends,

•                  product cost and price fluctuations due to market conditions,

•                  failure to locate, acquire and successfully integrate acquisition candidates,

•                  dependence on key employees,

•                  our inability to protect trademarks,

•                  adverse publicity and litigation,

•                  our level of debt,

•                  interest rate fluctuations,

•                  future cash flows,

•                  changes in consumer preferences,

•                  labor and benefit costs,

•                  the other factors described under “Part I. Item 1A—Risk Factors” in our Annual Report on Form 10-K filed with the SEC, and

•                  the other factors described under “Part II. Item 1A—Risk Factors” in this Quarterly Report on Form 10-Q.

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

Overview

We are a leading national distributor and direct marketer of specialty maintenance, repair and operations (“MRO”) products. We stock approximately 75,000 plumbing, electrical, hardware, security hardware, heating, ventilation and air conditioning, janitorial and sanitary supplies and other MRO products and sell to approximately 200,000 active customer accounts. Our products are primarily used for the repair, maintenance, remodeling and refurbishment of properties and non-industrial facilities. We are able to realize higher operating margins by focusing on repair, maintenance, remodeling and refurbishment customers, who generally make smaller, more frequent purchases and require high levels of service. Our diverse customer base includes facilities maintenance customers, which consist of multi-family housing, educational, lodging, governmental and health care facilities; professional contractors who primarily repair and maintain properties and non-industrial facilities; and specialty distributors, including plumbing and hardware retailers. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

We market and sell our products primarily through ten distinct and targeted brands, each of which is nationally recognized in the markets we serve for providing premium products at competitive prices with reliable same-day or next-day delivery. Wilmar, Sexauer, Maintenance USA and AmSan brands generally serve our facilities maintenance customers; Barnett, U.S. Lock, Sun Star and Copperfield brands generally serve our professional contractor customers; Hardware Express and AF Lighting brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of approximately 650 field sales representatives, approximately 525 telesales and customer service representatives, a direct marketing program of approximately five million pieces annually, brand-specific websites and a national accounts sales program. We deliver our products through our network of 96 regional distribution centers, 26 professional contractor showrooms located throughout the United States and Canada, a national distribution center, or NDC, in Nashville, Tennessee, 12 vendor managed inventory locations at large professional contractor customer locations and a dedicated fleet of trucks. Our broad distribution network allows us the ability to provide reliable, same-day or next-day delivery service to 98% of the U.S. population.

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

As a result of the Acquisition and Refinancing Transactions described below, our historical financial results or results of operations may not be indicative of our financial results or results of operations in the future.

Acquisition

On July 3, 2006, we acquired all of the outstanding equity interests of AmSan LLC (“AmSan”) from American Sanitary Incorporated for $132.8 million in cash, including cash acquired of $2.2 million and transaction fees of $2.8 million. AmSan is a leading national distributor and direct marketer of janitorial and sanitary supplies. The acquisition was funded with the $130.0 million delayed draw facility under our new bank credit facility (see Refinancing Transactions below). Given the recent acquisition date, we have not completed our integration plan; therefore, the final fair value assessment is not yet complete. We expect to complete the allocation process during the second quarter of fiscal 2007.

AmSan, one of the largest national distributors in the U.S. janitorial and sanitary maintenance supply industry, offers over 40,000 products from 43 locations to approximately 40,000 customers in 39 states. AmSan’s primary end markets are institutional facilities, such as schools and universities, health care, lodging and government properties, as well as professional cleaning contractors. This acquisition represents an expansion of our (1) MRO product offering and (2) institutional facilities and professional contractor business.

As a result of this acquisition, we analyzed our reportable segment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information, we have two operating segments: Interline Brands and AmSan. We aggregated these segments into one reportable segment, the distribution of MRO products, because they posses similar economic characteristics and have common products, customers and methods of distribution.

Refinancing Transactions

On June 23, 2006, Interline New Jersey completed a series of refinancing transactions consisting of (1) an offering of $200.0 million of 8 1/8% senior subordinated notes due 2014 and (2) entering into a $330.0 million bank credit facility. The new bank credit facility consists of a $100.0 million 7-year term loan, a $130.0 million 7-year delayed draw term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit. The delayed draw term loan was drawn on July 3, 2006 to fund the acquisition of AmSan and the acquisition-related fees and expenses (see Acquisition above). We used the proceeds from the 8 1/8% senior subordinated notes and the new bank credit facility to repurchase the outstanding 11½% senior subordinated notes of Interline New Jersey and to repay indebtedness under the prior credit facility of Interline New Jersey. We repurchased the 11½% senior subordinated notes at a price equal to 110.51% of their principal amount.

In connection with the repurchase of the 11½% senior subordinated notes and the repayment of the prior credit facility, we recorded a loss on early extinguishment of debt of $20.7 million, which was comprised of $13.7 million in tender premiums associated with the repurchase of the 11½% senior subordinated notes and a non-cash charge of $7.0 million in deferred financing costs associated with the repurchase of the 11½% senior subordinated notes and the repayment of the prior credit facility.

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

SFAS No. 123(R) also requires us to reflect the tax benefit from the exercise of stock options in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), these tax benefits have been reflected as a cash inflow from operating activities. The prior year statement of cash flows has not been restated. The tax benefit from the exercise of stock options was $0.1 million and $0.3 million during the three and nine months ended September 29, 2006; respectively, and $0.2 million during the three and nine months ended September 30, 2005. There were no stock options exercised during the three months ended September 30, 2005.

As of September 29, 2006, there was $7.9 million of total unrecognized compensation cost related to unvested stock awards. The cost is expected to be recognized over a weighted-average period of 2.5 years.

Prior to December 31, 2005, we accounted for share-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123. We elected to use the intrinsic value method of accounting for employee and director share-based compensation expense for its non-compensatory employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Had we elected to adopt the fair value approach as prescribed by SFAS No. 123, which charges earnings for the estimated fair value of stock options, our net income and earnings per share for the three and nine months ended September 30, 2005 would not have been materially affected.

As a result of adopting SFAS No. 123(R) on December 31, 2005, our income before income taxes and net income for the three months ended September 29, 2006, are $0.3 million and $0.2 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share are $0.01 lower for the three months ended September 29, 2006 than if we had continued to account for share-based compensation under APB Opinion No. 25. As a result of adopting SFAS No. 123(R) on December 31, 2005, our income before income taxes and net income for the nine months ended September 29, 2006, are $0.6 million and $0.4 million lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share are $0.01 lower for the nine months ended September 29, 2006 than if we had continued to account for share-based compensation under APB Opinion No. 25.

Results of Operations

The following table presents information derived from the condensed consolidated statements of earnings expressed as a percentage of revenues for the three and nine months ended September 29, 2006 and September 30, 2005:

	% of Net Sales		% Increase	% of Net Sales		% Increase
	Three Months Ended		(Decrease)	Nine Months Ended		(Decrease)
	September 29,	September 30,	2006	September 29,	September 30,	2006
	2006	2005	vs. 2005	2006	2005	vs. 2005
Net sales	100.0%	100.0%	39.1%	100.0%	100.0%	23.7%
Cost of sales	61.8	61.8	39.0	61.9	61.8	23.7
Gross profit	38.2	38.2	39.4	38.1	38.2	23.6

Operating Expenses:
Selling, general and administrative expenses	26.9	26.1	43.5	27.1	26.7	25.3
Depreciation and amortization	1.2	1.5	15.0	1.4	1.5	11.6
Secondary offerting costs	—	0.4	(100.0)	—	0.1	(100.0)
Total operating expense	28.2	28.0	39.9	28.5	28.4	23.9
Operating income	10.1	10.2	37.9	9.7	9.8	22.6

Loss on extinguishment of debt	—	—	—	(2.7)	(1.7)	100.2
Interest expense	(2.8)	(3.0)	31.6	(2.9)	(3.0)	21.5
Interest income	0.1	0.0	N/M	0.1	0.0	N/M
Other income	0.1	0.1	39.4	0.1	0.1	9.1
Income before income taxes	7.4	7.3	41.2	4.2	5.2	(0.9)
Income tax provision	(2.9)	(3.0)	33.9	(1.6)	(2.1)	(3.1)
Net income	4.5%	4.3%	46.3%	2.6%	3.1%	0.6%

N/M - Not Meaningful.

The following discussion includes references to the terms average daily sales and average organic daily sales. Average daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time. Average organic daily sales are defined as sales from a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period. The computation of average organic daily sales is as follows (amounts in thousands):

	Three Months Ended			Nine Months Ended
	September 29,	September 30,		September 29,	September 30,
	2006	2005	% Variance	2006	2005	% Variance
Net Sales	$314,182	$225,811	39.1%	$774,265	$625,968	23.7%
Less Acquisitions:
AmSan	(68,263)			(68,263)
Copperfield	—			(18,615)
Organic Sales	$245,919	$225,811	8.9%	$687,387	$625,968	9.8%

Daily Sales:
Ship Days	63	63		191	192
Average Daily Sales	$4,987	$3,584	39.1%	$4,054	$3,260	24.3%
Average Organic Daily Sales	$3,903	$3,584	8.9%	$3,599	$3,260	10.4%

Average organic daily sales is presented herein because we believe it to be relevant and useful information to our investors since it is used by our management to evaluate the operating performance of our business, as adjusted to exclude the impact of the acquisition of CCS Enterprises, Inc., or Copperfield, and AmSan, and compare our organic operating performance with that of our competitors. However, average organic daily sales is not a measure of financial performance under GAAP and it should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as net sales. Management utilizes average organic daily sales as an operating performance measure in conjunction with GAAP measures such as net sales.

Overview. During the third quarter of 2006, we acquired all of the outstanding equity interests of AmSan, a national distributor of janitorial and sanitary maintenance supply products with annual sales of approximately $245 million offering over 40,000 products from 43 locations to approximately 40,000 customers in 39 states. This acquisition was closed on July 3, 2006 and financed as part of a comprehensive series of refinancing transactions.

Average daily sales grew 39.1% during the third quarter including 8.9% average organic daily sales growth and 30.2% average daily sales growth attributable to our July 2006 acquisition of AmSan. Our gross margins during the third quarter remained consistent with the prior year quarter at 38.2% including AmSan and improved 20 basis points to 38.4% excluding AmSan as a result of successfully managing price increases from our suppliers, improvements in supplier purchasing programs and efficiencies at our national distribution center. Total SG&A expenses during the third quarter were 26.9% of sales or 80 basis points higher than the prior year quarter, reflecting the effect of the AmSan acquisition and higher share based compensation expense. We continued to see leverage in the area of freight and distribution center labor. Operating income for the quarter was 10.1% of sales, down 10 basis points from the prior year period, from the effect of our AmSan acquisition, as well as our continued investment in organic growth initiatives at a rate of approximately $2.0 million per quarter including the expansion of our national accounts program, the addition of field sales and telesales professionals and the addition of new products and geographic expansion.

Three Months Ended September 29, 2006 Compared to Three Months Ended September 30, 2005

Net Sales. Our net sales increased by $88.4 million, or 39.1%, to $314.2 million in the three months ended September 29, 2006 from $225.8 million in the three months ended September 30, 2005. Of the $88.4 million increase, $68.3 million was attributable to our AmSan acquisition and the remaining $20.1 million was driven by continued strong demand for our products, new sales and growth initiatives and from price increases.

Gross Profit. Gross profit increased by $33.9 million, or 39.4%, to $120.1 million in the three months ended September 29, 2006 from $86.1 million in the three months ended September 30, 2005. Gross profit margins remained consistent at 38.2% for the three months ended September 29, 2006 compared to the three months ended September 30, 2005.

Selling, General and Administrative Expenses. SG&A expenses increased by $25.6 million, or 43.5%, to $84.6 million in the three months ended September 29, 2006 from $58.9 million in the three months ended September 30, 2005. Increased SG&A expenses related to our AmSan acquisition accounted for $19.3 million of the $25.6 million increase. Excluding these expenses, SG&A expenses increased 10.8% in the three months ended September 29, 2006. Certain expenses within SG&A, such as the costs of running regional distribution centers, delivery expenses and selling expenses, fluctuate with sales volume. The increase in SG&A expenses included these increases, as well as increased investment in new sales and marketing initiatives and additional share-based compensation associated with restricted stock units, deferred stock units and stock options during the three months ended September 29, 2006. SG&A expenses as a percentage of sales was 26.9% in the three months ended September 29, 2006 compared to 26.1% in the three months ended September 30, 2005. This increase was primarily due to our AmSan acquisition as well as additional share-based compensation associated with restricted stock units, deferred stock units and stock options recorded during the three months ended September 29, 2006.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.5 million, or 15.0%, to $3.9 million in the three months ended September 29, 2006 from $3.4 million in the three months ended September 30, 2005. This increase was primarily due to our AmSan acquisition.

Operating Income. As a result of the foregoing, operating income increased by $8.7 million, or 37.9%, to $31.6 million in the three months ended September 29, 2006 from $22.9 million in the three months ended September 30, 2005. As a percent of sales, operating income decreased ten basis points to 10.1% in the three months ended September 29, 2006 compared to 10.2% in the three months ended September 30, 2005. This decrease was primarily due to our AmSan acquisition.

Interest Expense. Interest expense increased by $2.1 million in the three months ended September 29, 2006 to $8.8 million from $6.7 million in the three months ended September 30, 2005. This increase was due to higher overall debt balances resulting from the additional $130.0 million term loan incurred during the three months ended September 30, 2006 associated with our AmSan acquisition, as well as higher interest rates.

Provision for Income Taxes. The effective tax rate for the three months ended September 29, 2006 was 38.9% compared to 41.0% in the three months ended September 30, 2005. The decrease in the effective tax rate was due primarily to the incurrence of non-deductible expenses associated with our secondary stock offering during the three months ended September 30, 2005.

Nine Months Ended September 29, 2006 Compared to Nine Months Ended September 30, 2005

Net Sales. Our net sales increased by $148.3 million, or 23.7%, to $774.3 million in the nine months ended September 29, 2006 from $626.0 million in the nine months ended September 30, 2005, with one less shipping day in 2006 than in the comparable prior year period. Of the $148.3 million increase, $68.3 million was attributable to our AmSan acquisition, $18.6 million was attributable to our Copperfield acquisition and the remaining $61.4 million was driven by continued strong demand for our products, new sales and growth initiatives and from price increases.

Gross Profit. Gross profit increased by $56.4 million, or 23.6%, to $295.3 million in the nine months ended September 29, 2006 from $238.9 million in the nine months ended September 30, 2005. Gross profit margins decreased 10 basis points to 38.1% for the nine months ended September 29, 2006 compared to 38.2% for the nine months ended September 30, 2005. This decline in our gross profit margins is primarily a result of a change in sales mix related to the increase in the sale of big ticket items such as HVAC equipment, water heaters and appliances.

Selling, General and Administrative Expenses. SG&A expenses increased by $42.4 million, or 25.3%, to $209.6 million in the nine months ended September 29, 2006 from $167.2 million in the nine months ended September 30, 2005. Of the $42.4 million increase in SG&A expenses, $19.3 million related to our AmSan acquisition and $5.8 million related to our Copperfield acquisition. Excluding these expenses, SG&A expenses increased 10.3% in the nine months ended September 29, 2006. Certain expenses within SG&A, such as the costs of running regional distribution centers, delivery expenses and selling expenses, fluctuate with sales volume. The increase in SG&A expenses included these increases, as well as increased investment in new sales and marketing initiatives and additional share-based compensation associated with grants of restricted stock units, deferred stock units and stock options during the nine months ended September 29, 2006. SG&A expenses as a percentage of sales was 27.1% in the nine months ended September 29, 2006 compared to 26.7% in the nine months ended September 30, 2005. This increase was primarily due to our AmSan acquisition as well as additional share-based compensation associated with grants of restricted stock units, deferred stock units and stock options recorded during the nine months ended September 29, 2006.

Depreciation and Amortization. Depreciation and amortization expense increased by $1.1 million, or 11.6%, to $10.8 million in the nine months ended September 29, 2006 from $9.7 million in the nine months ended September 30, 2005. This increase was primarily due to our AmSan and Copperfield acquisitions.

Operating Income. As a result of the foregoing, operating income increased by $13.8 million, or 22.6%, to $74.9 million in the nine months ended September 29, 2006 from $61.1 million in the nine months ended September 30, 2005. As a percent of sales, operating income decreased to 9.7% in the nine months ended September 29, 2006 from 9.8% in the nine months ended September 30, 2005. This decrease was primarily due to additional share-based compensation associated with grants of restricted stock units, deferred stock units and stock options recorded during the nine months ended September 29, 2006.

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $20.7 million for the nine months ended September 29, 2006 compared to $10.3 million for the nine months ended September 30, 2005. In connection with the offering of $200.0 million of 8 1/8% senior subordinated notes and entering into a $330.0 million bank credit facility in June 2006, we repurchased the 11½% senior subordinated notes of Interline New Jersey and repaid the indebtedness under the prior credit facility of Interline New Jersey. The 11½% senior subordinated notes were repurchased at a price equal to 110.51% of their principal amount. In connection with the repurchase of the 11½% senior subordinated notes and the repayment of the prior credit facility, we recorded a loss on early extinguishment of debt of $20.7 million. The loss was comprised of $13.7 million in tender premiums associated with the repurchase of the 11½% senior subordinated notes and a non-cash charge of $7.0 million in deferred financing costs associated with the repurchase of the 11½% senior subordinated notes and the repayment of the prior credit facility. During the nine months ended September 30, 2005, we recorded a $10.3 million loss on the early extinguishment of debt consisting of $8.1 million in redemption premium and $2.3 million of deferred financing written-offs. The $10.3 million loss was recorded due to our redemption of $70.0 million of the 11½% senior subordinated notes. The redemption was made 30 days after the closing of our initial public offering, or IPO, in accordance with the redemption provision of the indenture governing the 11½% senior subordinated notes.

Interest Expense. Interest expense increased by $4.0 million in the nine months ended September 29, 2006 to $22.7 million from $18.7 million in the nine months ended September 30, 2005. This increase was due to higher overall debt balances resulting from the additional $50.0 million term loan incurred during the three months ended September 30, 2005 and the $130.0 million term loan incurred during the three months ended September 30, 2006 associated with our AmSan acquisition, as well as higher interest rates.

Provision for Income Taxes. The effective tax rate for the nine months ended September 29, 2006 was 38.9% compared to 39.8% in the nine months ended September 30, 2005. The decrease in the effective tax rate was due primarily to the incurrence of non-deductible expenses associated with our secondary offering during the nine months ended September 30, 2005.

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

On June 23, 2006, Interline New Jersey completed a series of refinancing transactions consisting of (1) an offering of $200.0 million of 8 1/8% senior subordinated notes due 2014 and (2) entering into a $330.0 million bank credit facility. The new bank credit facility consists of a $100.0 million 7-year term loan, a $130.0 million 7-year delayed draw term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit. We used the proceeds from the 8 1/8% senior subordinated notes and the new bank credit facility to redeem the 11½% senior subordinated notes and to repay our indebtedness under the prior credit facility of Interline New Jersey. We funded our July 3, 2006 acquisition of AmSan with the $130.0 million delayed draw facility under our new bank credit facility. See “—Acquisition” above.

The 8 1/8% senior subordinated notes were priced at 99.3%, or $198.6 million, of their principal amount, representing a yield to maturity of 8¼%. We will amortize the discount of $1.4 million over the term of the 8 1/8% senior subordinated notes. The 8 1/8% senior subordinated notes mature on June 15, 2014 and interest is payable on June 15 and December 15 of each year beginning on December 15, 2006. Our debt issuance costs capitalized in connection with the 8 1/8% senior subordinated notes were $5.5 million. For a description of certain terms of the 8 1/8% senior subordinated notes, see Note 4 to the Unaudited Condensed Consolidated Financial Statements.

As of September 29, 2006, we had approximately $89.5 million of availability under Interline New Jersey’s new $100.0 million revolving credit facility. Historically, our capital requirements have been for debt service obligations, working capital requirements, acquisitions, the expansion and maintenance of our distribution network, and upgrades of our proprietary information systems. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. We expect our cash flow from operations and the loan availability under our credit facility to be our primary source of funds in the future. Letters of credit, which are issued under the revolving loan facility under our credit facility, are used to support payment obligations incurred for our general corporate purposes. As of September 29, 2006, we had $10.5 million of letters of credit issued under the new credit facility. For a further description of the new credit facility, see “—Credit Facility” below.

Cash Flow

Net cash provided by operating activities was $13.6 million in the nine months ended September 29, 2006 compared to net cash provided by operating activities of $30.8 million in the nine months ended September 30, 2005. Net cash provided by operating activities in the nine months ended September 29, 2006 was lower than the prior year period primarily as a result of our increase in investment in working capital of $31.7 million comprised primarily of a $1.2 million increase in accounts receivable, a $22.1 million increase in inventory and a $8.4 million decrease in accounts payable partially offset by the increase in the non-cash add-back to net income of $13.9 million, consisting primarily of depreciation and amortization of $1.1 million, write-off of debt issuance costs of $4.7 million, tender and redemption premiums of 11½% senior subordinated notes of $5.6 million, share-based compensation of $2.0 million, and provision for doubtful accounts of $0.4 million, as well as, the net change in all other asset and liability accounts of $0.6 million.

Net cash used in investing activities was $136.6 million in the nine months ended September 29, 2006 compared to net cash used in investing activities of $77.1 million in the nine months ended September 30, 2005. Net cash used in investing activities in the nine months ended September 29, 2006 was attributable to capital expenditures made in the ordinary course of business of $5.3 million and costs related to purchases of businesses, net of cash, of $131.3 million, including $130.6 for AmSan. Net cash used in investing activities in the nine months ended September 30, 2005 were attributable to capital expenditures made in the ordinary course of business of $5.9 million and costs related to purchases of businesses of $71.2 million, including $70.0 million for Copperfield.

Net cash provided by financing activities totaled $123.8 million in the nine months ended September 29, 2006 compared to net cash used in financing activities of $21.5 million in the nine months ended September 30, 2005. Net cash used in financing activities in the nine months ended September 29, 2006 was primarily attributable to (1) our repayment of $3.3 million of borrowings on our revolving credit facility and capital lease obligations partially offset by $1.4 million from stock options exercised and excess tax benefits from share-based compensation and (2) our repayment of $149.4 million of term debt, our repurchase of $130.0 million of our 11½% senior subordinated notes and $13.7 million in redemption premiums offset by the issuance of $198.6 million of 8 1/8% senior subordinated notes, net of $1.4 million discount, and $230.0 million of term debt, less $9.8 million in debt issuance costs associated with the issuance of the 8 1/8% senior subordinated notes and the term debt.  Net cash used in financing activities in the nine months ended September 30, 2005 was primarily due to the early redemption of $70.0 million of Interline New Jersey’s 11½% senior subordinated notes and $8.1 million in related redemption premiums, partially offset by $50.0 million of term debt, less $0.9 million in debt issuance costs, $5.0 million increase on our revolving line of credit, $2.3 million received in January 2005 for the over-allotment of shares sold to underwriters, net of expenses, in conjunction with our IPO, $1.7 million of proceeds received from stock options exercised.

Capital Expenditures

Capital expenditures were $5.3 million in the nine months ended September 29, 2006 compared to $5.9 million in the nine months ended September 30, 2005. Capital expenditures as a percentage of sales were 0.7% in the nine months ended September 29, 2006 compared to 0.9% in the nine months ended September 30, 2005.

Liquidity

Our principal working capital need is for inventory and trade accounts receivable, which have generally increased with the growth in our business, both organically and through acquisitions. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility.

Credit Facility

On June 23, 2006, Interline New Jersey entered into a $330.0 million bank credit facility. The new bank credit facility consists of a $100.0 million 7-year term loan, a $130.0 million 7-year delayed draw term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit. The delayed draw term loan is available solely to fund the acquisition of substantially all of the assets of American Sanitary Incorporated and the acquisition-related fees and expenses (see “—Acquisition” above).

Borrowings under the new term loan, the delayed draw facility and the new revolving credit facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.75% or at the alternate base rate plus 0.75%. As of September 29, 2006, the interest rate in effect with respect to the new term loan and the delayed draw facility was 7.11% for the LIBOR option and 9.00% for the alternate base rate option. Outstanding letters of credit under the revolving credit facility are subject to a per annum fee equal to the applicable margin under the revolving credit facility. The interest rate margin is subject to pricing adjustments at the end of each fiscal quarter based on net total indebtedness to consolidated EBITDA. The new term loan and the delayed draw facility mature on June 23, 2013 and the revolving loan facility matures on June 23, 2012. Amounts under the new term loan and the delayed draw facility are due and payable in quarterly installments equal to 1.0% of the principal amount on an annual basis through June 23, 2013, with the balance payable in one final installment at the maturity date. Our debt issuance costs capitalized in connection with the new term loan, the delayed draw facility and the new revolving credit facility were $3.9 million.

The new bank credit facility, which is secured by substantially all of the assets of Interline New Jersey and is guaranteed by us and by the domestic subsidiaries of Interline New Jersey, contains affirmative, negative and financial covenants that limit Interline New Jersey’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain certain financial ratios as of the last day of each fiscal quarter, including a minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense and a maximum ratio of net total indebtedness to consolidated EBITDA. Interline New Jersey and the Company were in compliance with all covenants at September 29, 2006.

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

During the nine months ended September 29, 2006, we borrowed periodically on the prior revolving credit facility to accommodate our daily working capital needs. The weighted average daily outstanding balance during the nine-month period was $0.3 million, with ordinary course borrowings ranging from $0.0 million to $3.5 million.

As of September 29, 2006, Interline New Jersey had $10.5 million of letters of credit issued under the new revolving loan facility and $100.0 million aggregate principal outstanding under the new term loan facility.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 30, 2005 filed with the SEC. During the nine months ended September 29, 2006, there were no significant changes to any of our critical accounting policies.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (“SFAS No. 109”), Accounting for Income Taxes. FIN No. 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN No. 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that adoption of FIN No. 48 will have on our financial position, results of operations and cash flows.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 with early application encouraged. We believe adoption of SAB No. 108 will not have an impact on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are currently evaluating the impact that adoption of SFAS No. 157 will have on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in the financial statements. Specifically, SFAS No. 158 requires as employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. These provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. In addition, SFAS No. 158 requires an employer to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions). This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact that adoption of SFAS No. 158 will have on our financial position, results of operations and cash flows.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We are aware of the potentially unfavorable effects inflationary pressures may create through higher product and material costs, higher asset replacement costs and related depreciation and higher interest rates. In addition, our operating performance is affected by price fluctuations in copper, oil, stainless steel, aluminum, zinc, plastic and PVC and other commodities and raw materials. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins.

Our results of operations in the nine months ended September 29, 2006 and September 30, 2005 were favorably impacted by increases in the pricing of certain commodity-based products. Such commodity price fluctuations have from time to time created cyclicality in our financial performance, and could continue to do so in the future. In addition, our use of priced catalogs may not allow us to offset such cost increases quickly, resulting in a decrease in gross margins and profit.

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

Derivative Financial Instruments

Historically, we entered into derivative financial instruments from time to time, including interest rate exchange agreements, or swaps, to manage our exposure to fluctuations in interest rates on our debt. As of September 29, 2006, we did not have any interest rate swap exchange agreements, or swaps. Under our former swap agreements, we pay a fixed rate on the notional amount to our banks and the banks pay us a variable rate on the notional amount equal to a base LIBOR rate. Our derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies.

We periodically evaluate the costs and benefits of any changes in our interest rate risk. Based on such evaluation, we may enter into new interest rate swaps to manage our interest rate exposure.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 29, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 29, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material effect upon our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

One of the key markets  in which we operate is impacted by trends in home improvement and remodeling, and home building. Adverse changes in economic factors specific to these industries may negatively impact the rate of growth of our net sales.

The professional contractor market is impacted by trends in home improvement, home remodeling, and home new construction. Trends in these areas are in turn dependent upon a number of factors, including demographic trends, interest rates, tax policy, employment levels, consumer confidence, and the economy generally. Unfavorable changes in demographics or a weakening of the national economy or of any regional or local economy in which we operate could adversely affect consumer spending, result in decreased demand for repair, improvement, remodeling or construction products, and adversely affect our business.

If the government of China were to reduce or withdraw the tax benefits they provide our Chinese suppliers, the costs of some of our products could increase and therefore our profitability may be significantly reduced.

China’s turnover tax system consists of value-added tax, or VAT, consumption tax and business tax. Export sales are exempted under VAT rules and an exporter who incurs input VAT on manufacture of goods can claim a tax rebate from Chinese tax authorities. Currently, our Chinese suppliers benefit from the tax rebates that China provides them to export their products. If these tax rebates are reduced or eliminated some of our Chinese-sourced products could become more expensive for us, thereby reducing our profitability.

Fluctuations in the cost of raw materials, fuel prices or in currency exchange rates could significantly reduce our revenues and profitability.

As a distributor of manufactured products, our profitability is tied to the prices we pay to the manufacturers from which we purchase our products and to the cost of transporting the products to us and our customers. The price that our suppliers charge us for our products is dependent in part upon the availability and cost of the raw materials used to produce those products. Such raw materials are often subject to price fluctuations, frequently due to factors beyond our control, including changes in supply and demand, general U.S. and international economic conditions, labor costs, competition and government regulations. Increases in the cost of raw materials, such as copper, oil, stainless steel, aluminum, zinc, plastic and PVC and other commodities and raw materials, have occurred in the past and adversely impacted our operating results. Transportation prices are significantly dependent on fuel prices, which generally change due to factors beyond our control, such as changes in worldwide demand, disruptions in supply, changes in the political climate in the Middle East and other regions and changes in government regulations. Fluctuations in raw materials and fuel prices may increase our costs and significantly reduce our revenues and profitability.

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

Prior to the acquisition, AmSan and Interline Brands operated as separate entities. We may not be able to maintain the levels of revenue, earnings or operating efficiency that each entity had achieved or might achieve separately. Successful integration of AmSan’s operations will depend on our ability to manage those operations, realize opportunities for revenue growth presented by strengthened product offerings and, to some degree, to eliminate redundant and excess costs.

For further information regarding factors that could affect our results of operations, financial position and liquidity, see the risk factors discussion provided in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2005. See also “Part I. Item 2—Forward Looking Statements” above.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

                None.

ITEM 6. Exhibits

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

4.1

Second Supplemental Indenture, dated as of July 3, 2006, by and among Interline New Jersey, Interline Delaware, AmSan as a subsidiary guarantor, certain other subsidiaries of Interline New Jersey and the Bank of New York Trust Company, N.A., as trustee (incorporated by reference to the Company’s interim report on Form 8-K filed July 10, 2006).

4.2

Supplement No.1, dated as of July 3, 2006, to the Guarantee and Collateral Agreement, dated June 23, 2006, between AmSan LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to the Company’s interim report on Form 8-K filed July 10, 2006).

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

INTERLINE BRANDS, INC.
Registrant

Date: November 8, 2006	By:	/S/ THOMAS J. TOSSAVAINEN
Thomas J. Tossavainen
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)