Form 10-K
period 2006-12-29
INTERLINE BRANDS, INC./DE
filed 2007-03-13
CIK 1292900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number:  001-32380

INTERLINE BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	03-0542659
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

801 West Bay Street, Jacksonville, Florida	32204
(Address of principal executive offices)	(Zip Code)

(904) 421 1400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐   No  ☒

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $669.2 million based on the closing sale price as reported on the New York Stock Exchange.

As of March 9, 2007, there were 32,285,884 shares of the registrant’s common stock outstanding (excluding 39,398 shares held in treasury), par value $0.01.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 10, 2007 is incorporated by reference in Part III of this Form 10-K.

i

PART I

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

•       material facilities and systems disruptions and shutdowns,

•       economic slowdowns,

•       general market conditions,

•       adverse changes in trends in the home improvement and remodeling and home building markets,

•       the highly competitive nature of the maintenance, repair and operations distribution industry,

•       failure to realize expected benefits from acquisitions,

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

•       the loss of significant customers,

•       our ability to accurately predict market trends,

•       product cost and price fluctuations due to market conditions,

•       failure to locate, acquire and successfully integrate acquisition candidates,

•       dependence on key employees,

•       our inability to protect trademarks,

•       adverse publicity and litigation,

•       our level of debt,

•       interest rate fluctuations,

•       future cash flows,

•       changes in consumer preferences,

•       labor and benefit costs,

•       the other factors described under “Part I. Item 1A—Risk Factors” in this Annual Report on Form 10-K.

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

ITEM 1.                Business

Our Company

We are a leading national distributor and direct marketer of maintenance, repair and operations, or MRO, products. We stock over 80,000 plumbing, electrical, hardware, security, heating, ventilation and air conditioning, janitorial and sanitary and other MRO products and sell to approximately 200,000 active customer accounts. Our products are primarily used for the repair, maintenance, remodeling and refurbishment of properties and non-industrial facilities. We are able to realize higher operating margins by focusing on repair, maintenance, remodeling and refurbishment customers, who generally make smaller, more frequent purchases and require high levels of service. Our diverse customer base includes facilities maintenance customers, which consist of multi-family housing facilities, educational institutions, lodging and health care facilities, government properties and building service contractors; professional contractors who are primarily involved in the repair, remodeling and construction of residential and non-industrial facilities; and specialty distributors, including plumbing and hardware retailers. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

We market and sell our products primarily through ten distinct and targeted brands, each of which is nationally recognized in the markets we serve for providing premium products at competitive prices with reliable same-day or next-day delivery. Wilmar, Sexauer, Maintenance USA and AmSan brands generally serve our facilities maintenance customers; Barnett, U.S. Lock, Sun Star and Copperfield brands generally serve our professional contractor customers; Hardware Express and AF Lighting brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of over 650 field sales representatives, over 525 telesales and customer service representatives, a direct marketing program of approximately five million pieces annually, brand-specific websites and a national accounts sales program. We deliver our products through our network of 77 regional distribution centers, 38 professional contractor showrooms located throughout the United States and Canada, a national distribution center, or NDC, in Nashville, Tennessee, 14 vendor managed inventory locations at large professional contractor customer locations and a dedicated fleet of trucks. Our broad distribution network allows us the ability to provide reliable, same-day or next-day delivery service to 98% of the U.S. population.

Our information technology and logistics platform supports our major business functions, allowing us to market and sell our products at varying price points depending on the customer’s service requirements. While we market our products under a variety of branded catalogs, generally our brands draw from the same inventory within common distribution centers and share associated employee and transportation costs. In addition, we have centralized marketing, purchasing and catalog production operations to support our brands. We believe that our information technology and logistics platform also benefits our customers by allowing us to offer a broad product selection at highly competitive prices while maintaining the unique customer appeal of each of our targeted brands. Overall, our common operating platform has enabled us to improve customer service, maintain lower operating costs, efficiently manage working capital and support our growth initiatives.

In this document, unless otherwise indicated, “we” refers to Interline Brands, Inc., a Delaware corporation, and its consolidated subsidiaries; and “Interline New Jersey” refers to Interline Brands, Inc., a New Jersey corporation through which we conduct our business.

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

•       Organic Growth Initiatives. We seek to further penetrate the markets we serve and expand into new product areas by utilizing and expanding a number of our already successful marketing strategies, including: expanding our national accounts program, increasing customer use of our supply chain management services, continuing to develop proprietary products under our exclusive brands and selectively adding new products and new categories to our various brand offerings.

•       Geographic Expansion Opportunities. We believe we can further penetrate the markets we serve and expand into new markets by increasing the number of our field sales and telesales territories to serve additional sales regions and other initiatives.

•       Increased Operating Efficiencies. We will continue to focus on enhancing our operating efficiency, which will increase profitability, improve our cash conversion cycle and increase our return on invested capital.

•       Strategic Acquisitions. We will continue to maintain a disciplined acquisition strategy of adding new customers in currently served markets and pursuing acquisitions of established brands in new or existing markets in an effort to leverage our operating infrastructure.

Industry and Market Overview

The MRO distribution industry is over $300 billion in size according to a U.S. Bancorp—Piper Jaffray Research Report and encompasses the supply of a wide range of products, including plumbing and electrical supplies, hand-tools, janitorial supplies, safety equipment and many other categories. Customers served by the MRO distribution industry include heavy industrial manufacturers that use MRO supplies for the repair and overhaul of production equipment and machinery; owners and managers of facilities such as apartment complexes, office buildings, schools, hotels and hospitals that use MRO supplies largely for maintenance, repair and refurbishment; and professional contractors. The size of our addressable market in facilities maintenance, including janitorial and sanitation, and repair and remodeling market, which generally excludes new commercial and residential construction and heavy industrial manufacturing, is approximately $53 billion.

Within the MRO distribution industry, we focus on serving customers in three principal end markets: facilities maintenance, professional contractors and specialty distributors. Our customers are primarily engaged in the repair, maintenance, remodeling, refurbishment and construction of properties and non-industrial facilities, as opposed to the maintenance of heavy industrial facilities and machinery. Our facilities maintenance customers are individuals and entities responsible for the maintenance and repair of various commercial properties, including apartment buildings, schools, hotels and health care facilities. Our professional contractor customers buy our products to provide plumbing, electrical, heating, ventilation and air conditioning (“HVAC”), and mechanical services to their residential and commercial customers. Our specialty distributor customers consist primarily of hardware stores and small plumbing and electrical distributors that purchase our products for resale.

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

Our Products

We stock over 80,000 standard and specialty MRO products in a number of product categories, including plumbing, electrical, hardware, HVAC, security hardware, appliances and parts, janitorial chemicals and sanitary supplies, window and floor coverings and paint and paint accessories. We offer a broad range of brand name and exclusive brand products.

Product Categories

The approximate percentages of our net sales for the fiscal year ended December 29, 2006 by product category were as follows:

Product Category	Percent of Net Sales
Plumbing	35%
Janitorial and Sanitary	14
Electrical	12
Heating, Ventilation and Air Conditioning	12
Appliances	6
Security	5
Hardware	5
Other	11
Total	100%

The following is a discussion of our principal product categories:

Plumbing Products.   We sell a broad range of plumbing products, from individual faucet parts to complete bathroom renovation kits. We sell a number of brand name products of leading plumbing supply manufacturers, including Delta, Moen and Price Pfister. We also sell a number of exclusive brand plumbing products under various proprietary trademarks, including Premier faucets and water heaters, DuraPro tubular products and ProPlus retail plumbing accessories.

Janitorial and Sanitary Products.   Our comprehensive selection of janitorial and sanitary products includes over 20,000 SKUs of brooms, mops, trash can liners, cleaning chemicals, paper towels and bath tissue. We offer a number of products from leading janitorial and sanitary manufacturers, such as

Kimberly-Clark and Georgia-Pacific. We also offer exclusive brand janitorial and sanitary products, such as Renown branded products.

Electrical Products.   Our comprehensive selection of electrical products range from items such as ceiling fans to light fixtures and light bulbs. We offer a number of brand name products of leading electrical supply manufacturers, including Philips, Westinghouse, Honeywell and General Electric, as well as a number of exclusive brand electrical products, such as Powerworks switches and Lumina light bulbs.

Heating, Ventilation and Air Conditioning Products.   We offer a variety of HVAC products, including condenser units, thermostats, fans and motors. Some of these are brand name products of manufacturers such as York and Janitrol and some are our own exclusive brand products and Copperfield specialty ventilation and chimney maintenance products.

Appliances and Parts.   Our comprehensive range of appliances and parts includes washer/dryer components, garbage disposers, refrigerators and range hoods. We sell a number of brand name products of leading appliance manufacturers, including General Electric and Whirlpool. We also sell a number of high-quality generic replacement parts.

Security Products.   We sell a broad range of security hardware products, from individual lock-sets to computerized master-key systems. We sell a number of brand name products of leading security hardware manufacturers, including Kwikset and Schlage. We also sell a number of exclusive brand security hardware products, such as U.S. Lock hardware, Legend locks and Rx master keyways.

Hardware Products.   We sell a variety of hardware products, from power tools to mini blinds. Our brand name products include DAP sealants and caulks, Rustoleum paints and Milwaukee power tools. Our exclusive brand hardware products include Legend door and window hardware and Anvil Mark fasteners.

Exclusive Brand Products

Our size and reputation have enabled us to develop and market various lines of exclusive brand products, which we believe offer our customers high quality, low-cost alternatives to the brand name products we sell. Third-party manufacturers, primarily in China and Southeast Asia, using our proprietary branding and packaging design, manufacture our exclusive brand products to our specifications. Our sales force, catalogs and promotional flyers emphasize the comparative value of our exclusive brand products. Since our exclusive brand products are typically less expensive for us to purchase from suppliers, we are able to improve our profit margin with the sale of these products, despite the fact that we sell them to our customers at a discount to our non-exclusive brand product offerings. In addition, we have found that we develop strong relationships with our exclusive brand customers and generate increased repeat business, as exclusive brand customers generally return to us for future service and replacement parts on previously purchased products.

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

Our Brands

We market and sell products to our customers primarily through ten distinct and targeted brands: Wilmar®, Sexauer®, Maintenance USA®, AmSan™, Barnett®, Hardware Express®, U.S. Lock®, SunStar®, Copperfield™ and AF Lighting™. Each of our brands is focused on serving a particular customer group. Wilmar, Sexauer, Maintenance USA and AmSan brands generally serve facilities maintenance customers; Barnett, U.S. Lock, SunStar and Copperfield brands generally serve our professional contractor customers; Hardware Express and AF Lighting brands generally serve our specialty distributor customers. Our brands are distinguished not only by the type of products offered, but also by the levels of service provided to customers. We have brands that market a wide range of product categories, such as Wilmar, as well as brands that specialize in a particular group of products, such as U.S. Lock, which focuses on security hardware, SunStar, which focuses on specialty lighting, and Copperfield, which focuses on chimney repair and maintenance products. We have brands that market complementary services to our customers, including inventory management and technical assistance, and brands that offer products without support services. We believe that our brand-based business model effectively allows us to offer a deep product offering to very targeted customer end market. We have core competencies in almost all of the sales channels available to a distributor including national account sales professionals, outside sales representatives, outbound and inbound telesales and customer service representatives, direct marketing via catalog and flyers, professional contractor showroom, vendor managed inventory locations, and internet-based service capabilities. This allows us to effectively compete for a broad range of customers across our industry by offering our customers the service and delivery platform they prefer and often require.

Facilities Maintenance Brands

We serve our facilities maintenance customers primarily through our Wilmar, Sexauer and Maintenance USA brands. Facilities maintenance customers buy our products for maintenance, repair and remodeling, and often need to obtain products with minimal delay. In many cases, our facilities maintenance customers also look to us for support services such as inventory management, management of procurement contracts, technical advice and assistance and equipment servicing and training.

Wilmar.   Our Wilmar brand specializes in sales of maintenance products to the multi-family housing market. Through its master catalog, Wilmar is able to act as a one-stop shopping resource for multi-family housing maintenance managers by offering one of the industry’s most extensive selections of standard and specialty plumbing, hardware, electrical, janitorial and related products. Wilmar provides same-day or next-day delivery in local markets on our own trucks served by our distribution centers, and ships by parcel delivery services or other carriers to other areas. The Wilmar brand sells primarily through field sales representatives, as well as through direct marketing and telesales. We also have a successful national accounts program at Wilmar where national account managers market to high level officers at real estate investment trusts, or REITs, and other property management companies. Through this program, we assist large multi-location customers in reducing total supply chain costs.

Sexauer.   Our Sexauer brand markets and sells specialty plumbing and facility maintenance products to institutional customers, including education, lodging, health care and other facilities maintenance customers. We believe that the catalog of Sexauer products is well known in the industry as a comprehensive source of specialty plumbing and facility maintenance products. In addition to a broad product portfolio, Sexauer offers customers an extensive selection of service and procurement solutions, drawing upon our product and supply management expertise.

Maintenance USA.   Through our Maintenance USA brand, we offer a broad portfolio of MRO products to facilities, including multi-family housing, lodging and institutional customers. Since Maintenance USA sells our products primarily through telesales and direct marketing, it represents a low cost supply alternative to smaller property managers and more cost-conscious customers requiring minimal support services.

AmSan.   Our AmSan brand markets and sells a comprehensive range of janitorial and sanitary products to institutional facilities, such as schools and universities, health care sites, lodging and government properties and building service contractors. We sell AmSan products primarily through field sales representatives supported by a full line catalog, which includes national brand product offerings as well as AmSan’s exclusive brand product line Renown™. In addition, AmSan provides customers with reliable technical support, equipment repair services, and customized training programs, all of which make AmSan an important supplier to our customers. AmSan provides same-day or next-day delivery in local markets served by our distribution centers and ships by parcel delivery services or other carriers to other areas.

Professional Contractor and Specialty Distributor Brands

We serve our professional contractor customers through our Barnett, U.S. Lock, SunStar and Copperfield brands and our specialty distributor customers through our Hardware Express and AF Lighting brands. Professional contractors generally purchase our products for specific job assignments and/or to resell the product to end-customers.

Barnett.   Our Barnett brand markets and sells a broad range of MRO products to professional contractors, including plumbing, electrical, building and HVAC contractors, typically for repair, remodeling and construction applications. The Barnett brand also sells its products to specialty distributors, which are generally smaller and carry fewer products than Barnett. Sales are made primarily through catalogs, telesales, field sales and direct marketing. In addition, Barnett has field sales representatives and regional sales managers in select markets throughout the United States. Customers can also receive technical support and assistance in selecting products by calling our customer service centers. In addition to next-day delivery, Barnett also offers customers the convenience of a network of local professional contractor showrooms or Pro Centers as well as on-site vendor managed inventory capabilities.

U.S. Lock.   Our U.S. Lock brand sells security hardware products to professional locksmiths. Our primary marketing vehicle for U.S. Lock products is our U.S. Lock dealer program, in which professional locksmiths receive incentives such as rebates and favored pricing on proprietary items in return for paying an annual membership, guaranteeing annual purchase volume, displaying our U.S. Lock logo in their stores and assisting in other promotional activities. Sales are made primarily through telesales and direct marketing.

Copperfield.   Our Copperfield brand markets and sells specialty ventilation and chimney maintenance products to chimney professionals and hearth retailers, through direct marketing, outbound telesales and field sales representatives. Copperfield offers more than 5,000 brand name and exclusive brand repair and replacement items including chimney replacement and relining products, specialty ventilation components, hearth products, gas and electrical appliances and an assortment of gas and solid fuel burning appliances.

Hardware Express.   Our Hardware Express brand markets and sells our full range of products primarily to retail hardware stores. While Hardware Express customers may order our products for general inventory purposes, we also specialize in working with independent stores to sell our exclusive brand products through custom designed retail display sets. We believe that our retail hardware store customers prefer our exclusive brand products because they are priced more competitively than non-exclusive brand products. In addition, our retail display program enables our hardware customers to present an entire line of products in a professional and organized manner. Hardware Express sells its products through a catalog, supplemented by direct marketing and telesales personnel, and a specialty display sales program of exclusive brand products which is coordinated by field sales representatives.

SunStar/AF Lighting.   Our SunStar and AF Lighting brands sell residential lighting and electrical products to electrical contractors, electrical distributors, lighting showrooms and mass merchants through direct marketing, outbound telesales and a network of manufacturer’s representatives.

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

Our marketing strategy involves targeting our marketing channels and efforts to specific customer groups. As a result of our long-standing relationships with customers, we have been able to assemble a database of customer purchasing information, such as end market purchasing trends, product and pricing preferences and support service requirements. In addition, we are able to track information such as customer retention and reactivation as well as new account acquisitions. We are also able to track the success of a particular marketing effort once it is implemented by analyzing the purchases of the customers targeted by that effort. Our information systems allow us to use this data to develop more effective sales and marketing programs. For example, our understanding of the preferences of our large, multi-family housing customers led to our development of a national accounts program, through which field sales representatives focus on developing contacts with national accounts. We will continue to leverage our customer knowledge and shared brand information system to develop successful sales and marketing strategies.

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

We maintain one of the largest direct sales forces in our industry, with over 650 field sales representatives covering markets throughout the United States, Canada and Central America. We have found that we obtain a greater percentage of our customers’ overall spending on MRO products in markets serviced by local sales representatives, particularly in regions where these representatives are supported by a nearby distribution center that enables same-day or next-day delivery of our product line.

Our field sales representatives are expected not only to generate orders, but also to act as problem solving customer service representatives. Our field sales representatives are trained and qualified to assist customers in shop organization, special orders, part identification and complaint resolution. We compensate the majority of our field sales representatives based on a commission program or on a combination of salary and bonus program. Increasingly, these representatives target senior management at multi-location companies in order to acquire long-term customers that make large volume purchases. We will continue to seek additional opportunities where we can leverage the strength of our field sales force to generate additional sales from our customers.

Telesales

Our telesales operation has been designed to make ordering our products as convenient and efficient as possible. We divide our telesales staff into outbound and inbound groups. Our outbound telesales representatives are responsible for maintaining relationships with existing customers and prospecting for new customers. These representatives are assigned individual accounts in specified territories and have frequent contact with existing and prospective customers in order to make telesales presentations, notify customers of current promotions and encourage additional purchases. Our inbound telesales representatives are trained to process orders quickly from existing customers, provide technical support and expedite and process new customer applications, as well as handle all other customer service requests. We offer our customers nationwide toll-free telephone numbers and brand-specific telesales representatives who are familiar with a particular brand’s markets, products and customers. Our call centers are staffed by over 525 telesales, customer service and technical support personnel, who utilize our proprietary, on-line order processing system. This sophisticated software provides the telesales staff with detailed customer profiles and information about products, pricing, promotions and competition.

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

In targeting potential direct marketing customers, we sometimes make our initial contact through promotional flyers, rather than by sending a complete catalog. We obtain mailing lists of prospective customers from outside marketing information services and other sources. We are able to gauge the effectiveness of our promotional flyer mailings through the use of proprietary database analysis methods, as well as through our telesales operations. Once customers begin to place orders with us, we typically send an initial catalog and include the customer on our periodic mailing list for updated catalogs and promotional materials. We believe that this approach is a cost-effective way for us to contact large numbers of potential customers and to determine which customers should be targeted for continuous marketing.

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

Operations and Logistics

Distribution Network

We have a network of 77 regional distribution centers and 38 professional contractor showrooms strategically located to serve the largest metropolitan areas throughout the United States and Canada, and a national distribution center, or NDC, in Nashville, Tennessee. In addition, we also have 14 vendor managed inventory locations at large professional contractor customer locations. We also maintain a dedicated fleet of trucks to assist in local delivery of products. The geographic scope of our distribution network and the efficiency of our information system enable us to provide reliable, same-day or next-day delivery service to over 98% of the U.S. population.

Our regional distribution centers are central to our operations and range in size from approximately 3,000 square feet to approximately 127,000 square feet. Our regional distribution centers are typically maintained under operating leases in commercial or industrial centers, and primarily consist of warehouse and shipping facilities. We have also had success with opening professional contractor showrooms in existing distribution centers and in freestanding locations, which allow customers to obtain products from a fixed location without ordering in advance.

Inbound Logistics

In July 2000, we opened our NDC in Nashville, Tennessee, which we later expanded to approximately 317,000 square feet. Our NDC receives the majority of our supplier shipments and efficiently re-distributes products to our regional distribution centers. Some over-sized or seasonal products are directly shipped to regional distribution centers by suppliers. Our use of the NDC has significantly reduced regional distribution center replenishment lead times while simultaneously improving our customer fill rates.

Outbound Logistics

Once a telesales or customer service representative enters an order into our computer system, items within the order are automatically arranged by warehouse location to facilitate ease of picking within the distribution center. For customers located within the local delivery radius of a distribution center, our own trucks or third-party carriers will deliver the products directly to the customer either on the same day or the next day. For customers located outside the local delivery radius of a distribution center, we deliver products via UPS or another parcel delivery company or, in the case of large orders, by common carriers. We generally arrange for pick-up of returns at no charge to the customer in the local delivery radius. For customers outside the local delivery radius, we provide parcel service pick-up of the returns at no charge and also provide a full refund if the return is the result of our error. Portions of our sales are delivered direct from the supplier.

Suppliers and Purchasing

We enjoy long-standing relationships with many of our suppliers. In most cases, we have a number of competitive sources of supply for any particular product that we sell. Due to our high volume of purchases, we are able to obtain purchase terms we believe to be more favorable than those available to most local suppliers of MRO products. We buy our products from approximately 3,500 suppliers located domestically and throughout the world. The largest majority of our purchases are from primarily domestically based supplier partners. However, a significant portion of our purchases are from foreign based suppliers located in China and Southeast Asia and therefore have longer supply lead times than domestically based suppliers.

We aggressively manage our inventory levels through our common information technology and logistics platform. For instance, our purchasing process is driven by an inventory management system that forecasts demand based on customer ordering patterns. This system monitors our inventory and alerts our purchasing managers of items approaching low stocking levels. We balance ordering and carrying costs in an effort to minimize total inventory costs. Forecasting is automated and is based on historical demand or seasonally adjusted projected demand. Our system assists in determining which items fit seasonal demand patterns. Demand forecasts are adjusted by trend factors that reflect changes in expected sales or general business trends. Automated procedures recommend safety stock levels based on frequency of item sales. When an item reaches re-order point, our system can automatically generate a replenishment purchase, the purchasing manager can initiate an automatic purchase order or the purchasing manager can manually build a purchase order.

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

Our information systems have been instrumental in our efforts to streamline our inventory management processes. Our information systems track each item of our inventory and its location within our distribution network. By monitoring inventory levels, we are able to quickly re-order products or shift inventory through our distribution network in order to ensure product availability. Our systems also allow us to monitor sales of products, enabling us to eliminate products that do not perform to our sales targets. Our information systems have also allowed us to create a more efficient order fulfillment process. Our local distribution centers are linked to our information systems, which provide them with real-time access to inventory availability, order tracking and customer creditworthiness.

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

Competition

The MRO product distribution industry is highly competitive. Competition in our industry is primarily based upon product line breadth, product availability, service capabilities and price. We face significant competition from national and regional distributors, such as Home Depot Supply, Inc. and Ferguson. Each of these competitors markets their products through the use of direct sales forces as well as direct marketing and catalogs. In addition, we face competition from traditional channels of distribution such as retail outlets, small dealerships and large warehouse stores, including Home Depot and Lowe’s. We also compete with buying groups formed by smaller distributors, internet-based procurement service companies, auction businesses and trade exchanges.

We expect that competition in our industry will continue to be strong in the future. The MRO product distribution industry is consolidating, as traditional MRO product distributors attempt to achieve economies of scale and increase efficiency. Furthermore, MRO product customers are continuing to seek low cost alternatives to replace traditional methods of purchasing and sources of supply. We believe that the current trend is for customers to reduce the number of suppliers and rely on lower cost alternatives such as direct marketing and/or integrated supply arrangements, which will contribute to competition in our industry.

Environmental Matters

Some of the products we handle and sell, such as cleaning chemicals, are considered hazardous materials. Accordingly, we are subject to certain federal, state and local environmental laws and regulations, including those governing the management and disposal of, and exposure to, hazardous materials and the cleanup of contaminated sites. While we could incur costs as a result of liabilities under, or violations of, such environmental laws and regulations or arising out of the presence of hazardous materials in the environment, including the discovery of any such materials resulting from historical operations at our sites, we do not believe that we are subject to any such costs that are material. Furthermore, we believe that we are in compliance in all material respects with all environmental laws and regulations applicable to our facilities and operations.

Trademarks and Other Intellectual Property

We have registered and nonregistered trade names and trademarks covering the principal brand names and product lines under which our products are marketed, including Wilmar®, Sexauer®, Maintenance USA®, AmSan™, Barnett®, Hardware Express®, U.S. Lock®, SunStar®, Copperfield™ and AF Lighting™. We believe that our trademarks and other proprietary rights are important to our success and our competitive position. Accordingly, our policy is to pursue and maintain registration of our trade names and trademarks whenever possible and to oppose vigorously any infringement or dilution of our trade names and trademarks.

Employees

As of December 29, 2006, we had 3,763 employees, of whom 109 were unionized. Currently, we have two labor agreements in place: one for our Mt. Laurel, New Jersey distribution center and one for our Elkridge, Maryland distribution center. The Mt. Laurel, New Jersey agreement was renegotiated on October 18, 2004 and will expire on October 17, 2007. The total number of employees within this bargaining unit is 61. The Elkridge, Maryland agreement was renegotiated on November 1, 2004 and will expire on October 31, 2007. The total number of employees within this bargaining unit is 48. We have not experienced any work stoppages resulting from management or union disagreements and believe that our employee relations are satisfactory.

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

Recent Events

Change in Control Severance Agreements

On March 1, 2007, the Compensation Committee of the Board approved change in control severance agreements for certain of the Company’s executives. The change in control severance agreements serve to offer these executives appropriate incentive to remain with the Company before, during and after any change-in-control transaction and to ensure that these executives support any potential change in control transaction that may be in the best interests of the Company’s shareholders, even while the transaction may create uncertainty for the executives’ personal employment situation.

The change in control severance agreements provide that in the event an executive’s employment is terminated, without cause or for good reason within two years following a change in control, each executive will be entitled to (1) a cash severance amount equal to the sum of (a) 1.5 times the executive’s base salary, (b) 1.5 times the average of the annual bonus earned by the executive with respect to the last three completed fiscal years and (c) the pro-rated bonus for the year in which the termination occurs and (2) continuation of medical benefits for a period of 18 months following termination. Assuming the closing date of a change in control occurs on March 13, 2007, the estimated severance benefits payable to these executives is approximately $3.5 million in cash and the continuation of medical benefits for a period of 18 months following termination of these executives is estimated to cost the Company approximately $0.1 million.

The change in control agreements also provide for tax gross-ups for any amounts due or paid to the executives under the change in control agreement, or any other Company plans or arrangements that are considered an “excess parachute payment” under the U.S. Internal Revenue Code, provided that the “excess parachute payment” is at least 110% of the “safe harbor” amount that would result in no excise tax liability.

Amendment to the Interline Brands, Inc., 2004 Equity Incentive Plan

Our Compensation Committee approved an amendment, effective as of December 30, 2006, to the definition of “fair market value” in the 2004 Equity Incentive Plan. Pursuant to this amendment, the exercise price of options granted by us will be equal to the fair market value of a share of our common stock on the grant date where the “fair market value” will be the closing price of our common stock on the day on which the stock option was granted, or if there was no such sale on that date, the last preceding date on which a sale of our common stock was reported.

ITEM 1A.        Risk Factors

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

The MRO product distribution industry is affected by changes in economic conditions outside our control, including national, regional and local slowdowns in general economic activity and job markets, which can result in increased vacancies in the residential rental housing market and a general decrease in product demand from professional contractors and specialty distributors. For example, the recent slow down in economic activity in the residential housing and remodeling market has resulted in lower average order sizes and depressed revenue growth in our professional contractor and specialty distributor business. In addition, the slowdown in economic activity during 2002 and 2003 resulted in less apartment unit refurbishment and renovation which reduced demand for our products and depressed revenue growth during that period. Economic slowdowns, adverse economic conditions or cyclical trends in our customer markets and other unforeseen events, such as terrorist attacks or armed hostilities, could negatively affect our industry or the industries in which our customers operate and significantly reduce our revenues and profitability.

One of the key markets in which we operate is impacted by trends in home improvement, home remodeling and home building. Adverse changes in economic factors specific to these industries may negatively impact the rate of growth of our net sales.

The professional contractor market is impacted by trends in home improvement, home remodeling and new home construction. Trends in these areas are in turn dependent upon a number of factors, including demographic trends, interest rates, tax policy, employment levels, consumer confidence and the economy generally. Unfavorable changes in demographics or a weakening of the national economy or of any regional or local economy in which we operate could adversely affect consumer spending, result in decreased demand for repair, improvement, remodeling or construction products and adversely affect our business. For example, in the fourth quarter of 2006, our average organic daily sales rate in the professional contractor and specialty distributor markets was down 2.5% and 7.9%, respectively.

We operate in a highly competitive industry, and if we are unable to compete successfully we could lose customers, and our sales may decline.

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

A significant decline in raw materials, fuel and transportation costs may also adversely affect us. During the last three years, the cost of our products has increased materially because of raw materials, fuel and transportation cost increases and other demand factors. During this period, a significant portion of our sales growth has resulted from our price increases related to these increased costs. The nature and extent of such an impact is difficult to predict, quantify and measure. To the extent the costs of products increase or decrease, the prices we charge for our products may correspondingly increase or decrease, adversely affecting our revenues and profitability.

In addition, many of our suppliers price their products in currencies other than the U.S. dollar or incur costs of production in non-U.S. currencies. Accordingly, depreciation of the U.S. dollar against foreign currencies could increase the price we pay for these products. For example, a substantial portion of our products are sourced from suppliers in China and the value of the Chinese Yuan has increased relative to the U.S. Dollar since July 2005, when it was allowed to fluctuate against a basket of foreign currencies. Most experts believe that the value of the Yuan will continue to increase relative to the U.S. Dollar over the next few years. Such a move would most likely result in an increase in the cost of products that are sourced from suppliers in China.

Loss of key suppliers, lack of product availability or loss of delivery sources could decrease our revenues and profitability.

We believe our ability to offer a combination of well recognized product lines and high-quality low-priced exclusive brand product lines has been a significant factor in attracting and retaining many of our customers and is one of our core competitive strengths. Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers or other suppliers. While in many instances we have agreements, including supply chain agreements, with our suppliers, these agreements are generally terminable by either party on limited notice. The loss of, or a substantial decrease in the availability of, products from our suppliers, or the loss of our key supplier agreements, could cause our revenues and profitability to decrease. In addition, supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other factors beyond our control. Loss of a key foreign supplier could disrupt our supply chain for approximately 60 to 90 days, or longer, and loss of key suppliers from an individual country could result in disruptions of approximately 120 to 150 days, or longer. Short and long term disruptions in our supply chain would result in higher inventory levels as we replace similar product domestically, a higher cost of product and ultimately a decrease in our revenues and profitability. Although no individual supplier represents more than 6% of our total purchases, a disruption in the timely availability of our product by our key suppliers could result in a decrease in our revenues and profitability.

We could face potential product quality and product liability claims relating to the products we distribute, which could result in a decline in revenues and profitability and negatively impact customer confidence.

We rely on manufacturers and other suppliers to provide us with the products we sell and distribute. As we do not have direct control over the quality of the products manufactured or supplied by such third party suppliers, we are exposed to risks relating to the quality of the products we distribute. It is possible that inventory from a manufacturer or supplier could be sold to our customers and later be alleged to have quality problems or to have caused personal injury, subjecting us to potential claims from customers or third parties. The risk of claims may be greater with respect to our exclusive brand products, as these products are customarily manufactured by third party suppliers outside the United States, particularly in China. We have been subject to claims in the past, which have been resolved without material financial impact. While we currently maintain insurance coverage to address these types of liabilities, we cannot assure you that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant time periods, regardless of the ultimate outcome. An unsuccessful product liability defense could be highly costly and accordingly result in a decline in revenues and profitability. In addition, uncertainties with respect to the Chinese legal system may adversely affect us in resolving claims arising from our exclusive brand products manufactured in China. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Finally, even if we are successful in defending any claim relating to the products we distribute, claims of this nature could negatively impact customer confidence in our products and our company.

If the government of China were to reduce or withdraw the tax benefits they provide our Chinese suppliers, the cost of some of our products could increase and therefore our profitability may be significantly reduced.

China’s turnover tax system consists of value-added tax, or VAT, consumption tax and business tax. Export sales are exempted under VAT rules and an exporter who incurs input VAT on the manufacture of goods can claim a tax rebate from Chinese tax authorities. Currently, our Chinese suppliers benefit from the tax rebates that China provides them to export their products. If these tax rebates are reduced or eliminated, some of our Chinese-sourced products could become more expensive for us, thereby reducing our profitability.

In some cases, we are dependent on long supply chains, which may subject us to interruptions in the supply of many of the products that we distribute.

A significant portion of the products that we distribute is imported from foreign countries, including China. We are thus dependent on long supply chains for the successful delivery of many of our products. The length and complexity of these supply chains make them vulnerable to numerous risks, many of which are beyond our control, which could cause significant interruptions or delays in delivery of our products. Factors such as labor disputes, currency fluctuations, changes in tariff or import policies, severe weather or terrorist attacks or armed hostilities may disrupt these supply chains. We expect more of our name brand and exclusive brand products will be imported in the future, which will further increase these risks. A significant interruption in our supply chains caused by any of the above factors could result in increased costs or delivery delays and result in a decrease in our revenues and profitability.

Our ability to both maintain our existing customer base and to attract new customers is dependent in many cases upon our ability to deliver products and fulfill orders in a timely and cost-effective manner.

To ensure timely delivery of our products to our customers, we frequently rely on third parties, including couriers such as UPS and other national shippers as well as various local and regional trucking contractors and logistics consulting and management companies. Outsourcing this activity generates a number of risks, including decreased control over the delivery process and service timeliness and quality. Any sustained inability of these third parties to deliver our products to our customers could result in the loss of customers or require us to seek alternative delivery sources, if they are available, which may result in significantly increased costs and delivery delays. Furthermore, the need to identify and qualify substitute service providers or increase our internal capacity could result in unforeseen operations problems and additional costs. Moreover, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current service providers, or others, on commercially reasonable terms, if at all.

The loss of any of our significant customers could significantly reduce our revenues and profitability.

Our 10 largest customers generated approximately $62.2 million, or approximately 6%, of our sales in the year ended December 29, 2006, and our largest customer accounted for approximately 3% of our sales in the year ended December 29, 2006. The loss of one or more of our significant customers or deterioration in our relations with any of them could significantly reduce our revenues and profitability.

We may not be able to protect our trademarks, which could diminish the strength of our trademarks or limit our ability to use our trademarks and, accordingly, undermine our competitive position.

We believe that our trademarks are important to our success and our competitive position. For instance, we market and sell products primarily through ten distinct and targeted brands: Wilmar®, Sexauer®, Maintenance USA®, Barnett®, Hardware Express®, U.S. Lock®, SunStar®, AmSan™, Copperfield™ and AF Lighting™. We believe many of our customers have developed strong consumer loyalty to these targeted brands. Accordingly, we devote resources to the establishment and protection of our trademarks, including with respect to our brand names and our exclusive brand products. However, the actions we have taken may be inadequate to prevent imitation of our brands and concepts by others or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, others may assert rights in our trademarks. Our exclusive rights to our trademarks are subject to the common law rights of any other person who began using the trademark (or a confusingly similar mark) prior to the date of federal registration. Future actions by third parties may diminish the strength of our trademarks or limit our ability to use our trademarks and, accordingly, undermine our competitive position.

We may not be able to facilitate our growth strategy by identifying or completing transactions with attractive acquisition candidates, which could impede our revenues and profitability.

Our acquisitions of Barnett in 2000, Florida Lighting in 2003, Copperfield in 2005 and AmSan in 2006 have contributed significantly to our growth. An important element of our growth strategy is to continue to seek additional businesses to acquire in order to add new customers within our existing markets and to acquire brands in new markets. We cannot assure you that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions. Furthermore, we believe that our industry is currently in a process of consolidation, and competition for attractive acquisition candidates is therefore likely to escalate, thereby limiting the number of acquisition candidates or increasing the overall costs of making acquisitions. Difficulties we may face in identifying or completing acquisitions could impede our revenue growth and profitability.

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

•       difficulties in the assimilation and retention of employees; and

•       difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls, including internal accounting controls, procedures and policies and expenses of any undisclosed or potential legal liabilities.

Prior to the acquisition, AmSan and Interline Brands operated as separate entities. We may not be able to maintain the levels of revenue, earnings or operating efficiency that each entity had achieved or might achieve separately. Successful integration of AmSan’s operations will depend on our ability to manage those operations, realize opportunities for revenue growth presented by strengthened product offerings and to eliminate redundant and excess costs.

We cannot assure you that we will be able to successfully complete the integration of future acquisitions or manage other consequences of our acquisitions, which could impede our ability to remain competitive and, ultimately, our revenues and profitability.

Acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into our business, difficulties associated with information systems conversions, the potential loss of key employees, customers or suppliers, the assumption of liabilities and exposure to unforeseen liabilities of acquired companies, the difficulties in achieving target synergies and the diversion of management attention and resources from existing operations. Although we have been successful in the past in integrating acquisitions, we may not be able to fully integrate the operations of future acquired businesses with our own in an efficient and cost-effective manner or without significant disruption to our existing operations. We may also be required to incur additional debt in order to consummate acquisitions in the future. Such debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could impede our ability to remain competitive and, ultimately, our revenues and profitability.

Disruption in our information technology systems could significantly lower our revenues and profitability.

Our operations are dependent upon our information technology systems that encompass all of our major business functions. We rely upon our information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis and to coordinate our sales and marketing activities across all of our brands. We believe that our information technology systems plays a key role in our ability to achieve operating and financial efficiencies. Any substantial disruption of our information technology systems for any prolonged time period could result in delays in receiving inventory and supplies or filling customer orders and, accordingly, could significantly lower our revenues and profitability.

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

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. We face significant competition for these types of personnel in our industry. We may be unsuccessful in attracting and retaining the personnel we require to conduct and expand our operations successfully and, in such an event, our revenues and profitability could decline. In addition, key personnel may leave us and compete against us. Our success also depends, to a significant extent, on the continued service of our senior management team. The loss of any member of our senior management team or other qualified employees could impair our ability to execute our business plan and growth strategy, cause us to lose customers and reduce our net sales, or lead to employee morale problems and/or the loss of key employees.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Risks Relating to Our Indebtedness

Our indebtedness may limit our cash flow available to invest in the ongoing needs of our business, which could prevent us from fulfilling our obligations.

As of December 29, 2006, our total indebtedness was $435.0 million, of which $13.9 million was outstanding in the form of letters of credit. We had $232.8 million of senior indebtedness outstanding and $86.1 million in additional revolving loan availability under our $100.0 million revolving loan facility.

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

Our level of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. We cannot be certain that our earnings will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do. Our ability to incur additional debt will be limited by the terms and conditions of our credit facility. On June 23, 2006 we completed a series of refinancing transactions consisting of (1) an offering of $200.0 million of 8 1/8% senior subordinated notes due 2014 and (2) entered into a $330.0 million bank credit facility. The new bank credit facility consists of a $100.0 million 7-year term loan, a $130.0 million 7-year delayed draw term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit. In July 2006, we utilized, within the terms of our credit agreement, the incremental $130.0 million term loan to fund the AmSan acquisition. In addition, the credit facility provides for an additional incremental term loan and revolver borrowings, limited by certain restrictions, in the aggregate principal amount of up to $100.0 million and $50.0 million, respectively. Each incremental term loan must be in a minimum principal amount of $25.0 million.

Despite our level of indebtedness, we may be able to incur substantially more debt. This could further exacerbate the risks described above.

We may be able to incur significant additional indebtedness in the future. Although the indenture governing our 8 1/8% senior subordinated notes due 2014 and the credit agreement governing our credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Specifically, the indenture permits us to incur all the indebtedness provided for in our new revolving loan facility. Furthermore, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness, as defined in the applicable agreement. To the extent new debt is added to our current debt levels, the substantial leverage risks described above would increase.

The terms of our credit facility and the indenture governing the 8 1/8% senior subordinated notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Our credit facility and the indenture governing the 8 1/8% senior subordinated notes contain, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•       incur additional debt,

•       pay dividends and make other restricted payments,

•       create liens,

•       make investments, including business acquisitions,

•       engage in sales of assets and subsidiary stock,

•       enter into sale and leaseback transactions,

•       enter into transactions with affiliates,

•       transfer all or substantially all of our assets or enter into merger or consolidation transactions and

•       make capital expenditures.

The credit facility also requires us to maintain certain financial ratios, which become more restrictive over time. A failure by us to comply with the covenants or financial ratios contained in the credit facility could result in an event of default under the facility which could materially and adversely affect our operating results and our financial condition. In the event of any default under our credit facility, the lenders under our credit facility are not required to lend any additional amounts to us and could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, require us to apply all of our available cash to repay these borrowings or prevent us from making debt service payments on the 8 1/8% senior subordinated notes, any of which could result in an event of default under the 8 1/8% senior subordinated notes. If the indebtedness under our credit facility or the 8 1/8% senior subordinated notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

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

Historically, we have funded our debt service obligations and other capital requirements through internally generated cash flow and funds borrowed under our credit agreement. We expect our cash flow from operations and the loan availability under our credit agreement to be our primary source of funds in the future. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including payments on the 8 1/8% senior subordinated notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the 8 1/8% senior subordinated notes.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.                Properties

We operate out of 145 locations throughout the United States, Canada and Puerto Rico consisting of 77 regional distribution centers, 38 professional contractor showrooms, 14 vendor-managed inventory locations, 12 administrative and support facilities, three cross-dock facilities and one NDC.

We lease 128 properties. The majority of these leases are for terms of five to ten years. We own our corporate headquarters located in Jacksonville, Florida, and regional distribution centers in Long Island, New York and Louisville, Kentucky, both of which have attached administrative and support facilities. None of the owned properties are subject to any mortgages. The 14 vendor-managed inventory locations are customer specific locations whereby we assist those customers with their MRO inventory management process.

We believe that our properties are in good operating condition and adequately serve our current business operations.

The ranges in size of the locations we operate out of are as follows (not including vendor-managed inventory locations and cross-dock facilities):

	Size (in square feet)
National distribution center			317,000
Regional distribution centers	8,000	—	127,000
Professional contractor showrooms	3,000	—	46,000
Administrative and support facilities	3,000	—	37,000

The following table sets forth the states, territories and provinces we operate out of (not including vendor-managed inventory locations and cross-dock facilities):

Location	Regional Distribution Centers	Professional Contractor Showrooms	Administrative and Support Locations
U.S. State
Alabama	1	1
Arizona	1
California	4	3
Colorado	2	1
Florida	7	6	2
Georgia	2	1
Illinois	4	3	2
Indiana	1
Iowa	3	1
Kansas	2
Kentucky	3
Louisiana	2
Maryland	2	1
Massachusetts	2	1
Michigan	1
Minnesota	2	1
Mississippi	1
Missouri	2
Montana	2
Nebraska	1	1
Nevada	2
New Jersey	3	2	1
New York	2	1
North Carolina	3	1
Ohio	4
Oklahoma	2	1	1
Oregon	1	1	2
Pennsylvania	2	1
South Carolina	1
Tennessee	3
Texas	7	5	1
Washington	5	2
Wisconsin		1
Subtotal	74	38	12
U.S. Territory
Puerto Rico	1
Subtotal	1	0	0
Canadian Province
Alberta	1
Ontario	1
Subtotal	2	0	0
Total	77	38	12

ITEM 3.                Legal Proceedings

We are involved in various legal proceedings in the normal course of our business. In the opinion of management, none of the proceedings is material in relation to our consolidated financial statements.

ITEM 4.                Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of our year ended December 29, 2006, through the solicitation of proxies or otherwise.

PART II

ITEM 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since December 16, 2004, our common stock has been publicly traded on the New York Stock Exchange, or NYSE, under the symbol “IBI”.

As of March 9, 2007, there were approximately 50 holders of record of our outstanding common stock.

Stock Price Performance

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following performance graph compares the performance of our common stock with the performance of the New York Stock Exchange Composite and the Standard & Poor’s Small Cap 600 Index, during the period from the Company’s initial public offering on December 16, 2004 through December 29, 2006. The Company has chosen the Standard and Poor’s Small Cap 600 Index for comparison because the Standard and Poor’s Small Cap 600 Index includes companies of similar capitalization to the Company. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested.

	December 16,	December 31,	December 30,	December 29,
	2004	2004	2005	2006
IBI	$100.00	$101.68	$131.50	$129.88
Standard and Poor’s Small Cap 600	100.00	101.58	108.34	123.54
New York Stock Exchange Composite	100.00	101.66	108.72	128.14

The following table sets forth the high and low sale price per share of our common stock during the periods indicated:

	High	Low
Fiscal Year 2006
First quarter ended March 31, 2006	$26.10	$22.58
Second quarter ended June 30, 2006	$27.54	$21.66
Third quarter ended September 29, 2006	$25.99	$21.22
Fourth quarter ended December 29, 2006	$27.19	$22.36
Fiscal Year 2005
First quarter ended April 1, 2005	$19.98	$16.60
Second quarter ended July 1, 2005	$20.59	$15.17
Third quarter ended September 30, 2005	$21.78	$18.75
Fourth quarter ended December 30, 2005	$23.50	$19.10

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 29, 2006 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,569,982	$18.62	2,126,286	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	2,569,982	$18.62	2,126,286	(1)

(1)          Reduced by the restricted stock, restricted stock unit and deferred stock unit awards granted to management and non-employee directors to date pursuant to the 2004 Equity Plan and not included in column (a) because they are not options.

ITEM 6.                Selected Financial Data

The table below presents our selected historical consolidated financial data for 2006, 2005, 2004, 2003 and 2002. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the consolidated financial statements included elsewhere in this report.

	Fiscal Year Ended
	December 29,	December 30,	December 31,	December 26,	December 27,
	2006	2005	2004(1)	2003	2002
	(in thousands, except per share data)
Income Statement Data:
Net sales	$1,067,570	$851,928	$743,905	$640,138	$637,530
Cost of sales	658,698	526,334	458,516	395,894	401,212
Gross profit	408,872	325,594	285,389	244,244	236,318
Selling, general and administrative expenses	292,752	229,595	202,084	171,091	164,328
Depreciation and amortization	14,427	13,049	12,600	10,949	11,282
Secondary offering and IPO related expenses(2)	—	932	9,215	—	—
Special costs and expenses(2)	—	—	—	607	4,893
Operating income	101,693	82,018	61,490	61,597	55,815
Interest expense, net	(30,776)	(25,183)	(39,798)	(40,317)	(38,625)
Change in fair value of interest rate swaps	—	—	8,232	5,272	(5,825)
Loss on extinguishment of debt	(20,843)	(10,340)	(660)	(14,893)	—
Other income	606	639	454	40	—
Income before income taxes	50,680	47,134	29,718	11,699	11,365
Provision for income taxes	19,495	18,335	11,617	4,547	4,219
Net income	31,185	28,799	18,101	7,152	7,146
Preferred stock dividends	—	—	(54,389)	(48,623)	(42,470)
Net income (loss) applicable to common stockholders	$31,185	$28,799	$(36,288)	$(41,471)	$(35,324)
Earnings (loss) per share:
Basic	$0.97	$0.90	$(25.21)	$(632.74)	$(538.55)
Diluted	$0.95	$0.89	$(25.21)	$(632.74)	$(538.55)
Cash dividends declared per share	$—	$—	$—	$—	$—
Cash Flow and Other Data:
Net cash provided by (used in):
Operating activities	$29,946	$38,838	$(1,403)	$33,089	$10,415
Investing activities	(139,298)	(81,133)	(7,329)	(26,795)	(4,944)
Financing activities	113,226	(24,062)	76,006	(10,962)	(3,285)
Adjusted EBITDA(3)	116,726	96,638	83,759	72,586	67,097
Capital expenditures	7,813	7,920	6,763	4,556	4,944
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$6,852	$2,958	$69,178	$1,612	$5,557
Total assets	890,569	705,769	673,380	565,282	551,718
Total debt(4)	421,066	285,075	303,275	341,525	326,024
Stockholders’ equity (deficit)	320,679	284,542	252,899	(264,536)	(223,683)

(1)          Fiscal year ended December 31, 2004 was a 53-week year. All other years presented were 52-week years.

(2)          Secondary offering expenses in 2005 consist of expenses related to the secondary stock offering by certain shareholders of which we received no proceeds. IPO related expenses in 2004 consist of additional compensation expense for forgiveness of shareholder loans and one-time bonuses that relate to the IPO transaction. Special costs and expenses in 2003 and 2004 consist of costs associated with acquisition and recapitalization activities, including integration and assimilation expenses, severance payments and transaction fees and expenses.

(3)          Adjusted EBITDA represents net income plus interest expense (income), net, change in fair value of interest rate swaps, cumulative effect of change in accounting principle, loss on extinguishment of debt, secondary offering and IPO related expenses, provision for income taxes and depreciation and amortization. Adjusted EBITDA differs from earnings before interest, taxes, depreciation and amortization (“EBITDA”) and may not be comparable to EBITDA or Adjusted EBITDA as reported by other companies. The computation of Adjusted EBITDA is as follows (in thousands):

	Fiscal Year Ended
	December 29,	December 30,	December 31,	December 26,	December 27,
	2006	2005	2004	2003	2002
Net income	$31,185	$28,799	$18,101	$7,152	$7,146
Interest expense, net	30,776	25,183	39,798	40,317	38,625
Change in fair value of interest rate swaps	—	—	(8,232)	(5,272)	5,825
Loss on extinguishment of debt	20,843	10,340	660	14,893	—
Secondary offering and IPO related expenses	—	932	9,215	—	—
Provision for income taxes	19,495	18,335	11,617	4,547	4,219
Depreciation and amortization	14,427	13,049	12,600	10,949	11,282
	$116,726	$96,638	$83,759	$72,586	$67,097

Adjusted EBITDA is presented herein because we believe it to be relevant and useful information to our investors since it is used by our management to evaluate the operating performance of our business and compare our operating performance with that of our competitors. Management also uses Adjusted EBITDA for planning purposes, including the preparation of annual operating budgets, and to determine appropriate levels of operating and capital investments. Adjusted EBITDA excludes certain items, including change in fair value of interest rate swaps, cumulative effect of change in accounting principle, loss on extinguishment of debt, and IPO related expenses such as additional compensation expense for forgiveness of shareholder loans and one-time bonuses that relate to financing transactions and which we believe are not indicative of our core operating results. We therefore utilize Adjusted EBITDA as a useful alternative to net income as an indicator of our operating performance. However, Adjusted EBITDA is not a measure of financial performance under GAAP and Adjusted EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as net income. While we believe that some of the items excluded in the calculation of Adjusted EBITDA are not indicative of our core operating results, these items do impact our income statement, and management therefore utilizes Adjusted EBITDA as an operating performance measure in conjunction with GAAP measures such as net income and gross margin.

(4)          Total debt represents the amount of our short-term debt and long-term debt.

Reconciliation of Average Organic Daily Sales to Net Sales

Average organic daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period. The computation of average organic daily sales is as follows (dollar amounts in thousands):

	Fiscal Year Ended			Fiscal Year Ended
	December 29,	December 30,		December 30,	December 31,
	2006	2005	% Variance	2005	2004	% Variance
Net Sales	$1,067,570	$851,928	25.3%	$851,928	$743,905	14.5%
Less Acquisitions:
AmSan	(129,752)	—	—	—
Copperfield	(18,615)	—		(34,250)	—
Organic Sales	$919,203	$851,928	7.9%	$817,678	$743,905	9.9%
Daily Sales:
Ship Days	252	253		253	256
Average Daily Sales(1)	$4,236	$3,367	25.8%	$3,367	$2,906	15.9%
Average Organic Daily Sales(2)	$3,648	$3,367	8.3%	$3,232	$2,906	11.2%

(1)          Average daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time.

(2)          Average organic daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period.

Average organic daily sales is presented herein because we believe it to be relevant and useful information to our investors since it is used by our management to evaluate the operating performance of our business, as adjusted to exclude the impact of the AmSan and Copperfield acquisitions, and compare our organic operating performance with that of our competitors. However, average organic daily sales is not a measure of financial performance under GAAP and it should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as net sales. Management utilizes average organic daily sales as an operating performance measure in conjunction with GAAP measures such as net sales.

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with “Selected Financial Data” and our consolidated financial statements included elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See “Forward-Looking Statements” above.

Overview

We are a leading national distributor and direct marketer of MRO products. We market and sell our products primarily through ten distinct and targeted brands. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served.

We stock over 80,000 plumbing, electrical, hardware, security hardware, heating, ventilation and air conditioning, janitorial and sanitary and other MRO products and sell to approximately 200,000 active customer accounts. Our products are primarily used for the repair, maintenance, remodeling, refurbishment and construction of properties and non-industrial facilities.

Our highly diverse customer base includes facilities maintenance customers, professional contractors and specialty distributors. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups. No single customer accounted for more than 3% of our sales during 2006.

As a result of the Acquisition and Refinancing Transactions described below, our historical financial results or results of operations may not be indicative of our financial results or results of operations in the future.

Acquisition

On July 3, 2006, we acquired all of the outstanding equity interests of AmSan LLC, or AmSan, from American Sanitary Incorporated for $133.0 million in cash, including cash acquired of $2.2 million and transaction fees of $3.0 million. AmSan is a leading national distributor and direct marketer of janitorial and sanitary supplies. The acquisition was funded with the $130.0 million delayed draw facility under our new bank credit facility (see Refinancing Transactions below). Given the recent acquisition date, we have not completed our integration plan; therefore, the final fair value assessment is not yet complete. We expect to complete the allocation process during the second quarter of fiscal 2007.

AmSan, one of the largest national distributors in the U.S. janitorial and sanitary maintenance supply industry, offers over 40,000 products from 43 locations to approximately 40,000 customers in 39 states. AmSan’s primary end markets are institutional facilities, such as schools and universities, health care sites, lodging and government properties and building service contractors. This acquisition represents an expansion of our (1) MRO product offering and (2) institutional facilities maintenance business.

As a result of this acquisition, we analyzed our reportable segments. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosure about Segments of an Enterprise and Related Information (“FAS 131”), we have two operating segments: Interline Brands and AmSan. We aggregated these segments into one reportable segment, the distribution of MRO products, because they posses similar economic characteristics and have common products, customers and methods of distribution. During fiscal year 2007, we will begin to integrate AmSan’s operations onto our information systems platform.

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

Accounting and Disclosure Changes

Effective December 31, 2005, we adopted the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”) using the modified prospective application transition method. Under this method, the share-based compensation cost recognized beginning December 31, 2005 includes compensation cost for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value originally estimated in accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, (“FAS 123”) and (2) all share-based payments granted subsequent to December 30, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost under FAS 123R is recognized ratably using the straight-line attribution method over the expected vesting period or to the retirement eligibility date, if less than the vesting period when vesting is not contingent upon any future performance. In addition, pursuant to FAS 123R, we are required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was the method previously used by us. As of December 31, 2005, the cumulative effect of adopting the estimated forfeiture method was not significant. Prior periods are not restated under this transition method.

FAS 123R also requires us to reflect the tax benefit from the exercise of stock options in the statement of cash flows as a cash inflow from financing activities and as a cash outflow from operating activities. Prior to the adoption of FAS 123R, these tax benefits have been reflected as a cash inflow from operating activities. The prior year statement of cash flows has not been restated. The tax benefit from the exercise of stock options was $0.3 million and $0.2 million during the years ended December 29, 2006 and December 30, 2005, respectively. There were no stock options exercised during the year ended December 31, 2004.

As of December 29, 2006, there was $7.0 million of total unrecognized compensation cost related to unvested stock awards. The cost is expected to be recognized over a weighted-average period of 2.4 years.

Prior to December 31, 2005, we accounted for share-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) as permitted by FAS 123. We elected to use the intrinsic value method of accounting for employee and director share-based compensation expense for our nonqualified employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Had we elected to adopt the fair value approach as prescribed by FAS 123, which charges earnings for the estimated fair value of stock options, our net income for the years ended December 30, 2005 and December 31, 2004 would have been $0.1 million and $6.8 million lower, respectively. Had we elected to adopt the fair value approach as prescribed by FAS 123, our basic and diluted earnings per share would have been $0.00 and $0.01 lower for the year ended December 30, 2005, respectively, and our basic and diluted loss per share would have been $4.72 and $4.72 higher for the year ended December 31, 2004, respectively.

As a result of adopting FAS 123R on December 31, 2005, our income before income taxes and net income for the year ended December 29, 2006, are $0.9 million and $0.6 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share are $0.02 lower for the year ended December 29, 2006 than if we had continued to account for share-based compensation under APB 25.

Results of Operations

The following table presents information derived from the consolidated statements of earnings expressed as a percentage of revenues for the periods indicated:

	% of Net Sales			% of Net Sales
			% Increase			% Increase
	Fiscal Year Ended		(Decrease)	Fiscal Year Ended		(Decrease)
	December 29,	December 30,	2006	December 30,	December 31,	2005
	2006	2005	vs. 2005(1)	2005	2004(2)	vs. 2004(1)
Net sales	100.0%	100.0%	25.3%	100.0%	100.0%	14.5%
Cost of sales	61.7	61.8	25.1	61.8	61.6	14.8
Gross profit	38.3	38.2	25.6	38.2	38.4	14.1
Operating Expenses:
Selling, general and administrative expenses	27.4	27.0	27.5	27.0	27.2	13.6
Depreciation and amortization	1.4	1.5	10.6	1.5	1.7	3.6
Secondary offering costs	—	0.1	(100.0)	0.1	1.2	(89.9)
Total operating expense	28.8	28.6	26.1	28.6	30.1	8.8
Operating income	9.5	9.6	24.0	9.6	8.3	33.4
Loss on extinguishment of debt	(2.0)	(1.2)	101.6	(1.2)	(0.1)	N/M
Change in fair value of interest rate swaps	—	—	—	—	1.1	(100.0)
Interest expense	(2.9)	(3.0)	23.4	(3.0)	(5.4)	(36.3)
Interest income	0.1	0.0	150.4	0.0	0.0	74.8
Other income	0.1	0.1	(5.2)	0.1	0.1	40.7
Income before income taxes	4.7	5.5	7.5	5.5	4.0	58.6
Income tax provision	(1.8)	(2.2)	6.3	(2.2)	(1.6)	57.8
Net income	2.9%	3.4%	8.3%	3.4%	2.4%	59.1%

N/M - Not Meaningful.

(1)          Percent increase (decrease) represents the actual change as a percent of the prior year’s result.

(2)          Fiscal year ended December 31, 2004 was a 53-week year. All other years presented were 52-week years.

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

Fiscal Year Ended December 29, 2006 Compared to Fiscal Year Ended December 30, 2005

Overview.   Driven by strong organic and acquisition growth, net sales for 2006 increased $215.6 million, or 25.3%, to a record $1,067.6 million from $851.9 million in 2005. On an average daily sales basis, net sales for 2006 increased 25.8%. The increase of net sales was as a result of the strong execution of our strategic growth initiatives and the acquisition of AmSan in July 2006. Average organic daily sales, which exclude $129.8 million in net sales in the second half of the year from AmSan and $18.6 million in net sales in the first half of the year from Copperfield, grew 8.3% as we continued to invest in proven growth drivers in each of our facilities maintenance, professional contractor and specialty distributor end-markets. Our facilities maintenance markets had the largest average organic daily growth for the year, compared to our other markets that we serve, as we continued to execute well on our national accounts and supply chain management initiatives. Our average organic daily growth in our facilities maintenance market, which represents approximately 60% of our sales, grew 10.1%. Average organic daily sales growth in our professional contractor market, which represents approximately 25% of our sales, and our specialty distributor market, which represents approximately 15% of our sales, grew 8.3% and 3.2%, respectively, in what appears to be a slower residential repair and remodeling market.

Selling, general and administrative, or SG&A, expenses in 2006 increased as a percentage of sales to 27.4% from 27.0% in 2005 primarily reflecting the effect of our AmSan acquisition and higher share-based compensation. Operating income increased $19.7 million, or 24.0%, over the prior year to $101.7 million in 2006 from $82.0 million in 2005. Adjusted EBITDA increased $20.1 million, or 20.8%, to $116.7 million in 2006 from $96.6 million in 2005. Adjusted EBITDA is not a measure of financial performance under GAAP. For a reconciliation of EBITDA to GAAP-based financial measures, see “Item 6. Selected Financial Data—Reconciliation of Adjusted EBITDA to Net Income (Loss).”

As a result of our strong sales performance, operating expense control and focus on efficiently managing working capital, we generated $29.9 million in cash from operations and continued to provide improving year-over-year returns on tangible capital, or ROTC, which we define as earnings before interest, taxes, depreciation and amortization divided by the trailing five quarter average of accounts receivable, inventory and property, plant and equipment less accounts payable.

Net Sales.   Net sales increased by $215.6 million, or 25.3%, to $1,067.6 million in 2006 from $851.9 million in 2005. During 2006, we had one less shipping day than the prior year. Average daily sales were $4.2 million in 2006 and $3.4 million in 2005, a 25.8% increase. The $215.6 million sales increase included $129.8 million from our AmSan acquisition in July 2006 and $18.6 million from our Copperfield acquisition in July 2005. The remaining increase was attributable to improved demand for our products, new sales and growth initiatives and price increases.

Gross Profit.   Gross profit increased by $83.3 million, or 25.6%, to $408.9 million in 2006 from $325.6 million in 2005. Gross profit margins increased to 38.3% in 2006 from 38.2% in 2005. This increase in our gross profit margins is primarily related to slightly higher gross margins at AmSan, sales mix, and our continued efforts to expand our exclusive brand programs.

Selling, General and Administrative Expenses.   SG&A expenses increased by $63.2 million, or 27.5%, to $292.8 million in 2006 from $229.6 million in 2005. Increased SG&A expenses were related in part to our acquisitions of AmSan and Copperfield, which accounted for $43.1 million, and an additional $2.9 million in share-based compensation expense. Certain expenses within SG&A, such as the costs of running our regional distribution centers, pro contractor showrooms, delivery expenses and selling expenses fluctuate with sales volume. These items along with increased investment in new sales and marketing initiatives accounted for the remainder of the increase. SG&A expenses increased as a percentage of sales to 27.4% of sales in 2006 from 27.0% of sales in 2005 as a result of our AmSan and Copperfield acquisitions and higher share-based compensation.

Depreciation and Amortization.   Depreciation and amortization expense increased by $1.4 million, or 10.6%, to $14.4 million in 2006 from $13.0 million in 2005. This was primarily due to the depreciation and amortization associated with our AmSan acquisition. In 2006, we had $8.7 million of depreciation and $5.7 million of amortization compared to $8.5 million and $4.5 million in 2005, respectively.

Secondary Offering Expenses.   We incurred secondary offering related expenses of $0.9 million during 2005 as a result of a secondary offering by certain of our stockholders in August 2005. We did not incur any such expenses during 2006.

Operating Income.   As a result of the foregoing, operating income increased by $19.7 million, or 24.0%, to $101.7 million in 2006 from $82.0 million in 2005.

Interest Expense.   Interest expense increased by $5.9 million in 2006 to $31.4 million from $25.4 million in 2005. This increase was attributed to higher overall debt balances resulting from the additional $130.0 million term loan incurred in July 2006 associated with our AmSan acquisition and higher market interest rates on our variable rate term debt compared to the prior year, offset in part by a favorable refinancing transaction which significantly reduced the rate of our fixed rate notes and our overall weighted average cost of debt.

Loss on Extinguishment of Debt.   Loss on extinguishment of debt was $20.8 million in 2006 compared to $10.3 million in 2005. In connection with the offering of $200.0 million of 8 1/8% senior subordinated notes and entering into a $330.0 million bank credit facility in June 2006, we repurchased the 11 1/2% senior subordinated notes of Interline New Jersey and repaid the indebtedness under the prior credit facility of Interline New Jersey. The 11 1/2% senior subordinated notes were repurchased at a price equal to 110.51% of their principal amount. In connection with the repurchase of the 11 1/2% senior subordinated notes and the repayment of the prior credit facility, we recorded a loss on early extinguishment of debt of $20.7 million. The loss was comprised of $13.7 million in tender premiums associated with the repurchase of the 11 1/2% senior subordinated notes and a non-cash charge of $7.0 million in deferred financing costs associated with the repurchase of the 11 1/2% senior subordinated notes and the repayment of the prior credit facility. In addition, in December 2006, we recorded a non-cash charge of $0.1 million in deferred financing costs associated with the repayment of $10.0 million of the $230.0 million of the outstanding term debt. During 2005, we recorded a $10.3 million loss on the early extinguishment of debt consisting of $8.1 million in redemption premium and $2.3 million of deferred financing written-off. The $10.3 million loss was recorded due to our redemption of $70.0 million of the 11 1/2% senior subordinated notes. The redemption was made 30 days after the closing of our initial public offering, or IPO, in accordance with the redemption provision of the indenture governing the 11 1/2% senior subordinated notes.

Provision for Income Taxes.   The provision for income taxes was $19.5 million in 2006 compared to a provision of $18.3 million in 2005. The effective tax rate for 2006 decreased by 0.4% to 38.5% compared to 38.9% for 2005. This decrease in the effective tax rate was primarily due to our having a slightly higher effective tax rate in 2005 as a result of the incurrence of non-deductible expenses associated with our secondary offering offset in part by the reduction of $0.4 million of our tax reserves during 2005 as well as changes in our state apportionment mix related in part to our AmSan acquisition.

Fiscal Year Ended December 30, 2005 Compared to Fiscal Year Ended December 31, 2004

Overview.   Net sales for 2005 increased $108.0 million, or 14.5%, to $851.9 million from $743.9 million in 2004. On an average daily sales basis, net sales for 2005 increased 15.9%. The increase of net sales was as a result of the strong execution of our strategic growth initiatives and the acquisition of Copperfield in July 2005. Average organic daily sales, which exclude $34.3 million in net sales in the second half of the year from Copperfield, grew 11.2% as we continued to invest in proven growth drivers in each of our facilities maintenance, professional contractor and specialty distributor end-markets. Our most significant area of growth was in the professional contractor markets that we serve as we effectively deployed multiple sales channels including field sales, telesales, national accounts and direct marketing efforts. In 2005, we expanded our outbound telesales force by over 20% and established 11 vendor managed inventory locations at large contractors across the country. New product initiatives, which included the sale of large equipment, such as appliances, HVAC equipment and water heaters, resulted in a sales increase of 55% in 2005 on these products. The selling of these products, while generally at lower gross margin percentages, provide an opportunity for us to sell more to our customers and leverage our distribution and delivery systems.

Selling, general and administrative expenses in 2005 decreased as a percentage of sales to 27.0% from 27.2% in 2004 as we continued to obtain leverage on our sales. Operating income increased $20.5 million, or 33.4%, over the prior year to $82.0 million in 2005 from $61.5 million in 2004. Adjusted EBITDA increased $12.8 million, or 15.3%, to $96.6 million in 2005 from $83.8 million in 2004. Adjusted EBITDA is not a measure of financial performance under GAAP. For a reconciliation of EBITDA to GAAP-based financial measures, see “Item 6. Selected Financial Data—Reconciliation of Adjusted EBITDA to Net Income (Loss).”

As a result of our strong sales performance, operating expense control, focus on efficiently managing working capital, and net reduction of debt, we generated $38.8 million in cash from operations and continued to provide improving year-over-year ROTC.

Net Sales.   Net sales increased by $108.0 million, or 14.5%, to $851.9 million in 2005 from $743.9 million in 2004. During 2005, we had 3 less shipping days than the prior year period. Average daily sales were $3.4 million in 2005 and $2.9 million in 2004, a 15.9% increase. The $108.0 million sales increase included $34.3 million from our Copperfield acquisition referenced above. The remaining increase was attributable to improved demand for our products, new sales and growth initiatives and price increases.

Gross Profit.   Gross profit increased by $40.2 million, or 14.1%, to $325.6 million in 2005 from $285.4 million in 2004. Gross profit margin decreased to 38.2% in 2005 from 38.4% in 2004. This decrease in our gross profit margins is primarily related to product mix associated with higher sales of large equipment, such as appliances, HVAC equipment and water heaters, which generally carry lower gross margins.

Selling, General and Administrative Expenses.   SG&A expenses increased by $27.5 million, or 13.6%, to $229.6 million in 2005 from $202.1 million in 2004. Increased SG&A expenses were related in part to our Copperfield acquisition, which accounted for $8.0 million of the $27.5 million increase and $1.0 million in stock related compensation expense. Certain expenses within SG&A, such as the costs of running our regional distribution centers, pro contractor showrooms, delivery expenses and selling expenses fluctuate with sales volume, and these items along with increased investment in new sales and marketing initiatives accounted for the remainder of the increase. Despite the increase, SG&A expenses decreased as a percentage of sales to 27.0% of sales in 2005 from 27.2% of sales in 2004 as we continued to obtain leverage on our sales.

Depreciation and Amortization.   Depreciation and amortization expense increased by $0.4 million, or 3.6%, to $13.0 million in 2005 from $12.6 million in 2004. This was primarily due to the depreciation and amortization associated with our Copperfield acquisition.

Secondary Offering and IPO Related Expenses.   We incurred secondary offering related expenses of $0.9 million during 2005 as a result of a secondary offering by certain of our stockholders in August 2005. During 2004, we incurred IPO related expenses of $9.2 million, which consisted of $2.9 million for forgiveness of shareholder loans and $6.2 million for one-time bonuses to senior employees.

Operating Income.   As a result of the foregoing, operating income increased by $20.5 million, or 33.4%, to $82.0 million in 2005 from $61.5 million in 2004. Excluding the effect of secondary offering and IPO related expenses, operating income increased by $12.2 million, or 17.3%, over the prior year.

Change in Fair Value of Interest Rate Swaps.   Our interest rate swaps were terminated at the time of our IPO in December 2004. As such, changes in fair value of interest rate swaps were zero in 2005 compared to a gain of $8.2 million in 2004. Theses gains are related to changes in the market value of our interest rate swap instruments. The non-cash gains were attributable to changes in market conditions, including but not limited to fluctuations in interest rates, general market volatility, and the remaining tenor of our instruments.

Interest Expense.   Interest expense decreased by $14.5 million in 2005 to $25.4 million from $39.9 million in 2004. The net decrease was attributed to lower debt balances associated with the early extinguishment of $70.0 million of the 11.5% senior subordinated notes of Interline New Jersey in January 2005 and the pay down of $31.3 million of our term loan, as well as lower interest expense associated with the termination of our interest rate swaps and the write-off of deferred financing costs—all associated with our IPO. This was partially offset by the incurrence of an additional $50.0 million term loan during 2005, as well as increased borrowings under our revolving credit facility, to fund the $70.0 million acquisition of Copperfield.

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

Provision for Income Taxes.   The provision for income taxes was $18.3 million in 2005 compared to a provision of $11.6 million in 2004. The effective tax rate for 2005 was 38.9% compared to 39.1% for 2004. This decrease in the effective tax rate was due primarily to the reduction of $0.4 million of our tax reserves to address expected requirements under the most recent exposure draft on uncertain tax positions partially offset by the non-deductible secondary offering expenses discussed above.

Seasonality

We experience some seasonal fluctuations as sales of our products typically increase in the second and third fiscal quarters of the year due to increased apartment turnover and related maintenance and repairs in the multi-family residential housing sector during these periods. Typically, November, December and January sales are lower across most of our brands because customers may defer purchases at year-end as their budget limits are met and because of the winter holiday season between Thanksgiving Day and New Year’s Day. Our Copperfield brand, which we acquired in July 2005, experiences approximately two-thirds of sales between July and December. As such, our first quarter sales and earnings typically tend to be lower than the remaining three quarters of the year.

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

We also used $31.3 million of the proceeds to partially repay the term loan under our credit facility. We amended our senior credit facility to allow for the IPO and reduce the interest rate applicable to our term loans. In conjunction with this amendment, we incurred $1.1 million of debt issuance costs. In December 2004, we also used $4.6 million of the proceeds to terminate the interest rate swap agreements. In January 2005, we used $70.0 million of the proceeds from the IPO transaction to partially redeem our 11½% senior subordinated notes. In connection with the redemption, we paid $8.1 million of premiums for early redemption of the senior subordinated notes and recorded a $10.3 million loss on the early extinguishment of debt, which included a charge for write-off of unamortized debt issuance costs in the amount of $2.3 million in January 2005.

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

The 8 1/8% senior subordinated notes were priced at 99.3%, or $198.6 million, of their principal amount, representing a yield to maturity of 8 1/4%. We will amortize the discount of $1.4 million over the term of the 8 1/8% senior subordinated notes. The 8 1/8% senior subordinated notes mature on June 15, 2014 and interest is payable on June 15 and December 15 of each year beginning on December 15, 2006. Our debt issuance costs capitalized in connection with the 8 1/8% senior subordinated notes were $5.8 million. As of December 29, 2006, the 8 1/8% senior subordinated notes had a fair market value of $205.5 million. For a description of certain terms of the 8 1/8% senior subordinated notes, see Note 9. Debt to our audited consolidated financial statements included in this report.

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

As of December 29, 2006, we had $86.1 million of availability under Interline New Jersey’s new $100.0 million revolving credit facility. Historically, our capital requirements have been for debt service obligations, working capital requirements, acquisitions, the expansion and maintenance of our distribution network and upgrades of our proprietary information systems. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through internally generated cash flow and funds borrowed under our credit facility. We expect our cash flow from operations and the loan availability under our credit facility to be our primary source of funds in the future. Letters of credit, which are issued under the revolving loan facility under our credit facility, are used to support payment obligations incurred for our general corporate purposes. As of December 29, 2006, we had $13.9 million of letters of credit issued under the new credit facility. For a further description of the new credit facility, see “—Credit Facility” below.

Cash Flow

Operating Activities.   Net cash provided by operating activities was $29.9 million during the year ended December 29, 2006 compared to net cash provided by operating activities of $38.8 million during the year ended December 30, 2005 and net cash used in operating activities of $1.4 million during the year ended December 31, 2004.

Net cash provided by operating activities during the year ended December 29, 2006 was $8.9 million lower than net cash provided by operating activities during the year ended December 30, 2005 primarily as a result of a higher net use of working capital to support the growth of our business. In addition to higher net income, the key drivers of cash from operating activities are our working capital position, more specifically changes in our trade receivables, inventory holding levels and the timing of trade accounts payable payments. In 2006, trade accounts receivable balances decreased compared to the prior year by $8.8 million on improved days sales outstanding, inventory balances increased $8.4 million and our trade payables outstanding as of the end of the year were $30.0 million lower than the prior year, primarily on lower product purchase volumes.

Net cash provided by operating activities for the year ended December 30, 2005 was $40.2 million higher than net cash used in operating activities during the year ended December 31, 2004 primarily as a result of our increase in operating income of $20.5 million and changes in our core working capital partially offset by changes in other current assets and current liabilities. In addition, during the year ended December 30, 2005 compared to the year ended December 31, 2004, we had lower cash interest expense of $17.4 million, resulting from our lower average debt balances, which were reduced using proceeds from our IPO, and higher cash taxes of $24.1 million, due to higher pretax earnings and the timing of income tax payments.

Investing Activities.   Net cash used in investing activities was $139.3 million during the year ended December 29, 2006 compared to net cash used in investing activities of $81.1 million during the year ended

December 30, 2005 and net cash used in investing activities of $7.3 million during the year ended December 31, 2004.

Net cash used in investing activities during the year ended December 29, 2006 was attributable to capital expenditures made in the ordinary course of business of $7.8 million and costs related to purchases of businesses, net of cash acquired, of $131.5 million, including $130.8 for AmSan.

Net cash used in investing activities during the year ended December 30, 2005 was attributable to capital expenditures made in the ordinary course of business of $7.9 million and costs related to purchases of businesses, net of cash acquired, of $73.2 million, including $69.5 million for Copperfield in July 2005 and $3.6 million related to our November 2003 acquisition of Florida Lighting.

Net cash used in investing activities during the year ended December 31, 2004 was attributable to capital expenditures made in the ordinary course of business of $6.8 million and costs related to purchases of businesses, net of cash acquired, of $0.6 million related to our November 2003 acquisition of Florida Lighting.

Financing Activities.   Net cash provided by financing activities totaled $113.2 million during the year ended December 29, 2006 compared to net cash used in financing activities of $24.1 million during the year ended December 30, 2005 and net cash provided by financing activities of $76.0 million during the year ended December 31, 2004.

Net cash used in financing activities during the year ended December 29, 2006 was primarily attributable to our June refinancing transaction, which included the repayment of $160.0 million of term debt, our repurchase of $130.0 million of our 11½% senior subordinated notes and $13.7 million in redemption premiums offset by the issuance of $198.6 million of 8 1/8% senior subordinated notes, net of $1.4 million discount, and $230.0 million of term debt, less $9.7 million in debt issuance costs associated with the issuance of the 8 1/8% senior subordinated notes and the term debt. In addition, we repaid $3.4 million of borrowings on our revolving credit facility and capital lease obligations partially offset by $1.5 million from stock options exercised and excess tax benefits from share-based compensation.

Net cash used in financing activities during the year ended December 30, 2005 was primarily due to the early redemption of $70.0 million of Interline New Jersey’s 11 1/2% senior subordinated notes and $8.1 million in related redemption premiums, partially offset by $50.0 million of term debt, less $0.9 million in debt issuance costs, $3.0 million increase on our revolving line of credit, $2.3 million received in January 2005 for the over-allotment of shares sold to underwriters, net of expenses, in conjunction with our IPO, $1.7 million of proceeds received from stock options exercised.

Net cash provided by financing activities during the year ended December 31, 2004 was primarily attributable to net proceeds from our initial public offering of $170.6 million offset by the redemption of preferred stock of $55.0 million, the repayment of term debt of $38.3 million and the payment of debt issuance costs of $1.3 million.

Capital Expenditures

Capital expenditures were $7.8 million in 2006, $7.9 million in 2005 and $6.8 million in 2004. Capital expenditures as a percentage of sales were 0.7%, 0.9% and 0.9% in 2006, 2005 and 2004, respectively.

Acquisition expenditures were $131.5 million in 2006, which consisted primarily of 130.8 million related to our AmSan acquisition in July 2006, $73.2 million in 2005, which consisted of $69.5 million related to our Copperfield acquisition in July 2005 and $3.6 million related to our Florida Lighting acquisition in November 2003 and $0.6 million in 2004, which related to our Florida Lighting acquisition.

Liquidity

Our principal working capital need is for inventory and trade accounts receivable, which have generally increased with the growth in our business, both organically and through acquisitions. Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility.

Credit Facility

On June 23, 2006, Interline New Jersey entered into a $330.0 million bank credit facility. The new bank credit facility consists of a $100.0 million 7-year term loan, a $130.0 million 7-year delayed draw term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit. The delayed draw term loan was drawn upon to fund the acquisition of substantially all of the assets of American Sanitary Incorporated and the acquisition-related fees and expenses (see “—Acquisition” above).

Borrowings under the new term loan, the delayed draw facility and the new revolving credit facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.75% or at the alternate base rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus 0.75%. As of December 29, 2006, the interest rate in effect with respect to the new term loan and the delayed draw facility was 7.11% for the LIBOR option and 9.00% for the alternate base rate option. Outstanding letters of credit under the revolving credit facility are subject to a per annum fee equal to the applicable margin under the revolving credit facility. The interest rate margin is subject to pricing adjustments at the end of each fiscal quarter based on net total indebtedness to consolidated EBITDA. The new term loan and the delayed draw facility mature on June 23, 2013 and the revolving loan facility matures on June 23, 2012. Amounts under the new term loan and the delayed draw facility are due and payable in quarterly installments equal to 1.0% of the original principal amount on an annual basis through June 23, 2013, with the balance payable in one final installment at the maturity date. Our debt issuance costs capitalized in connection with the new term loan, the delayed draw facility and the new revolving credit facility were $3.9 million.

The new bank credit facility, which is secured by substantially all of the assets of Interline New Jersey and is guaranteed by us and by the domestic subsidiaries of Interline New Jersey, contains affirmative, negative and financial covenants that limit Interline New Jersey’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain certain financial ratios as of the last day of each fiscal quarter, including a minimum ratio based on an adjusted and consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense and a maximum ratio of net total indebtedness to an adjusted consolidated EBITDA. Interline New Jersey and the Company were in compliance with all covenants at December 29, 2006.

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

During the year ended December 29, 2006, we borrowed periodically on the revolving credit facility to accommodate our daily working capital needs. The weighted average daily outstanding balance during the year was $0.2 million, with ordinary course borrowings ranging from $0.0 million to $3.5 million.

As of December 29, 2006, Interline New Jersey had $13.9 million of letters of credit issued under the new revolving loan facility and $218.9 million aggregate principal outstanding under the new term loan facility.

We believe that cash flow from operations and available borrowing capacity under our new credit facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth our contractual obligations as of December 29, 2006 (in thousands):

		Less than	2 - 3	4 - 5	After 5
	Total	1 year	years	years	years
Term debt	$222,437	$2,416	$4,766	$7,905	$207,350
8 1/8% senior subordinated notes	200,000	—	—	—	200,000
Revolving credit facility(1)	—	—	—	—	—
Interest	237,867	32,507	64,524	63,641	77,195
Operating leases	52,662	17,492	22,419	8,441	4,310
Capital leases	1,201	399	564	238	—
Non-compete agreement	400	200	200	—	—
Employment agreements	5,295	4,179	1,116	—	—
Total contractual cash obligations(2)	$719,862	$57,193	$93,589	$80,225	$488,855

(1)          Our senior secured revolving credit facility includes a $100.0 million revolving loan facility. As of December 29, 2006, we had $13.9 million in letters of credit issued under the revolving credit facility.

(2)          Trade accounts payable of $67.5 million are excluded from the table but generally payable within 30 to 60 days. Accrued interest payable which is currently recorded as a liability is also excluded from the table. See Item 8. Financial Statements and Supplementary Data and the accompanying audited consolidated financial statements.

As of December 29, 2006, except for operating leases and letters of credit, we had no material off-balance sheet arrangements.

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, we evaluate these estimates and assumptions. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable at the time we make the estimates and assumptions. Actual results may differ from these estimates and assumptions under different circumstances or conditions. The significant accounting policies that we believe are the most critical in order to fully understand and evaluate our financial position and results of operations include the following policies.

Revenue Recognition

While our recognition of revenue is predominantly derived from routine transactions and does not involve significant judgment, revenue recognition represents an important accounting policy for us. We recognize a sale when the product has been shipped and risk of loss has passed to the customer, collection of the resulting receivable is probable, persuasive evidence of an arrangement exists, and the price is fixed or determinable. Sales are recorded net of estimated discounts, rebates and returns. A portion of our sales is delivered directly from the supplier to our customers. These direct-shipment sales are recorded on a gross basis, with the corresponding cost of goods sold, in accordance with the guidance in Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenues Gross as a Principal versus Net as an Agent, (“EITF 99-19”). We provide limited product return and protection rights to certain customers. We accrue product return reserves. A provision is made for estimated product returns based on sales volumes and our experience. Actual returns have not varied materially from amounts provided historically.

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

Vendor Rebates

We account for vendor rebates in accordance with EITF Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, (“EITF 02-16”). Many of our arrangements with our vendors provide for us to receive a rebate of a specified amount, payable to us when we achieve any of a number of measures generally related to the volume of purchases from our vendors. We account for these rebates as a reduction of the prices of the related vendors’ products, which reduces the inventory cost until the period in which we sell the product, at which time these rebates reduce cost of sales in our income statement. Throughout the year, we estimate the amount of rebates receivable based upon the expected level of purchases. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels. Historically, our actual rebates have been within our expectations used for our estimates. If we fail to achieve a measure which is required to obtain a vendor rebate, we will have to record a charge in the period that we determine the criteria or measure for the vendor rebate will not be met to the extent the vendor rebate was estimated and included as a reduction to cost of sales. If market conditions were to change, vendors may change the terms of some or all of these programs. Although these changes would not affect the amounts which we have recorded related to products already purchased, it may impact our gross margin on products we sell or revenues earned in future periods.

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

Legal Contingencies

From time to time, in the course of our business, we become involved in legal proceedings. In accordance with FASB Statement No. 5, Accounting for Contingencies, (“FAS 5”) if it is probable that, as a result of a pending legal claim, an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss is estimable, an accrual for the costs to resolve the claim is recorded in accrued expenses in our balance sheets. Professional fees related to legal claims are included in selling, general and administrative expenses in our statements of operations. Management, with the assistance of outside counsel, determines whether it is probable that a liability from a legal claim has been incurred and estimates the amount of loss. The analysis is based upon potential results, assuming a combination of litigation and settlement strategies. As discussed in Note 14. Commitments and Contingencies to our audited consolidated financial statements included in this report, management does not believe that currently pending proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions related to these proceedings.

Recent Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”). FIN 48 clarifies the application of FAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect adoption of FIN 48 to have a material effect on our financial position, results of operations and cash flows.

In June 2006, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), (“EITF 06-3) which addresses how taxes imposed on a revenue producing transaction between a buyer and a customer, such as sales, use, value-added and excise and other taxes imposed at the point of sale, should be recorded in the income statement. The consensus reached requires that a policy decision be made as to the presentation of taxes in the income statement. This policy should be disclosed within the notes to the financial statements and the amount of taxes included in revenue, if any, should also be disclosed. EITF 06-3 is effective for financial reports for interim and annual periods beginning after December 15, 2006 with earlier application permitted. Adoption of EITF 06-3 resulted in additional disclosure and did not change the way we account for taxes collected and remitted. See Note 2. Summary of Significant Accounting Policies to our audited consolidated financial statements included in this report.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”) which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We adopted SAB 108 in the fourth quarter of 2006. Adoption of SAB 108 did not have an impact on our financial position, results of operations and cash flows.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are currently evaluating the impact that adoption of FAS 157 will have on our financial position, results of operations and cash flows.

In September 2006, the FASB issued FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), (“FAS 158”). FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in the financial statements. Specifically, FAS 158 requires as employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. In addition, FAS 158 requires an employer to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions). We adopted all provisions of FAS 158 as of December 29, 2006. Adoption of FAS 158 did not have a material impact on our financial position, results of operations and cash flows. See Note 13. Employee Benefit Plans to our audited consolidated financial statements included in this report.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including property and casualty insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. An entity can accomplish this by either reporting the fair value and non-fair-value carrying amounts as separate line items or aggregate those amounts and disclose parenthetically the amount of fair value included in the aggregate amount. FAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157. Upon adoption, an entity is permitted to elect the fair value option irrevocably for any existing asset or liability within the scope of the standard. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. Retrospective application would not be permitted. We are currently evaluating the impact that adoption of FAS 159 will have on our financial position, results of operations and cash flows.

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

Our results of operations in 2006, 2005 and 2004 were favorably impacted by increases in the pricing of certain commodity-based products. Such commodity price fluctuations have from time to time created cyclicality in our financial performance, and could continue to do so in the future. In addition, our use of priced catalogs may not allow us to offset such cost increases quickly, resulting in a decrease in gross margins and profit.

Interest Rate Risk

Our variable rate term debt is sensitive to changes in the general level of interest rates. As of December 29, 2006, the interest rate in effect with respect to our $218.9 million variable rate term debt was 7.11% for the LIBOR option and 9.00% for the alternate base rate option. While our variable rate term debt obligations exposes us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance or results of operations. Based on the outstanding variable rate term debt as of December 29, 2006, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $2.2 million pre-tax change to our statement of operations.

The fair market value of fixed rate debt debt is subject to interest rate risk. As of December 29, 2006, the fair market value of our $200.0 million 8 1/8% senior subordinated notes was $205.5 million.

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of December 29, 2006.

Derivative Financial Instruments

As of December 29, 2006, we did not have any interest rate swap exchange agreements, or swaps. Historically, we have entered into derivative financial instruments from time to time, including interest rate exchange agreements, to manage our exposure to fluctuations in interest rates on our debt. Under our former swap agreements, which were eliminated in December 2004, we paid a fixed rate on the notional amount to our banks and the banks paid us a variable rate on the notional amount equal to a base LIBOR rate. Our derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies.

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

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 29, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 29, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.       Other Information

None.

PART III

ITEM 10.         Directors, Executive Officers and Corporate Governance

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

ITEM 13.         Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to Regulation 14A.

ITEM 14.         Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to Regulation 14A.

PART IV

ITEM 15.   Exhibits, Financial Statement Schedules

(a)          Documents filed as part of the report.

(1)          Consolidated Financial Statements

(2)          Exhibits

See Exhibit Index beginning on page 50

ITEM 16.         Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLINE BRANDS, INC.
/s/ Michael J. Grebe
Michael J. Grebe Chief Executive Officer
Date: March 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ Michael J. Grebe	Chairman of the Board and Chief	March 13, 2007
Michael J. Grebe	Executive Officer (Principal Executive Officer)
/s/ Thomas J. Tossavainen	Chief Financial Officer (Principal Accounting Officer	March 13, 2007
Thomas J. Tossavainen	and Principal Financial Officer)
/s/ Gideon Argov	Director	March 13, 2007
Gideon Argov
/s/ Michael E. DeDomenico	Director	March 13, 2007
Michael E. DeDomenico
/s/ John J. Gavin	Director	March 13, 2007
John J. Gavin
/s/ Barry J. Goldstein	Director	March 13, 2007
Barry J. Goldstein
/s/ Ernest K. Jacquet	Director	March 13, 2007
Ernest K. Jacquet
/s/ Charles W. Santoro	Director	March 13, 2007
Charles W. Santoro
/s/ Drew T. Sawyer	Director	March 13, 2007
Drew T. Sawyer

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

1.2

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

2.3

Securities Purchase Agreement, dated as of May 23, 2006, by and among American Sanitary Incorporated, AmSan, LLC, Golder, Thoma, Cressey, Rauner Fund V, L.P., GTCR Associates V, GTCR Capital Partners, L.P. and Interline New Jersey (incorporated by reference to the Company’s interim report on Form 8-K filed July 10, 2006).

3.1

Amended and Restated Certificate of Incorporation of Interline Brands, Inc. (incorporated by reference to Exhibit 3.1 to Interline Brands, Inc.’s Form S-3 Registration Statement filed on May 25, 2006 (No. 333-134415)).

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

4.9

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

4.10

Guarantee and Collateral Agreement, dated as of June 23, 2006, among Interline Delaware, Interline New Jersey, certain subsidiaries of Interline New Jersey and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to the Company’s interim report on Form 8-K filed June 26, 2006).

4.11

Base Indenture, dated as of June 23, 2006, among Interline New Jersey, Interline Delaware, as guarantor, certain subsidiaries of Interline Delaware and the Bank of New York Trust Company, N.A., as trustee (incorporated by reference to the Company’s interim report on Form 8-K filed June 26, 2006).

4.12

First Supplemental Indenture, dated as of June 23, 2006, among Interline New Jersey, Interline Delaware, as guarantor, certain subsidiaries of Interline Delaware and the Bank of New York Trust Company, N.A., as trustee (incorporated by reference to the Company’s interim report on Form 8-K filed June 26, 2006).

4.13

Second Supplemental Indenture, dated as of July 3, 2006, by and among Interline New Jersey, Interline Delaware, AmSan as a subsidiary guarantor, certain other subsidiaries of Interline New Jersey and the Bank of New York Trust Company, N.A., as trustee (incorporated by reference to the Company’s interim report on Form 8-K filed July 10, 2006).

4.14

Supplement No.1, dated as of July 3, 2006, to the Guarantee and Collateral Agreement, dated June 23, 2006, between AmSan, LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to the Company’s interim report on Form 8-K filed July 10, 2006).

10.1

Amended and Restated Shareholders’ Agreement dated as of September 29, 2000 among Interline Opco and certain of its shareholders (incorporated by reference to Exhibit 9.1 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.2

Amendment No. 1 to Amended and Restated Shareholders’ Agreement dated as of March 15, 2004 among Interline Opco and certain of its shareholders (incorporated by reference to Exhibit 9.2 to Interline Brands, Inc.’s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

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

10.36

Form of Deferred Stock Unit Agreement and Notice of Election for Non-employee Directors (incorporated by reference to Exhibit 10.36 to Interline Brands, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2005).

10.37

2004 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement for its annual meeting of stockholders held on May 11, 2006, Commission File No. 1-32380).

10.38

Executive Cash Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement for its annual meeting of stockholders held on May 11, 2006, Commission File No. 1-32380).

10.39	Form of stock option agreement (executive) (incorporated by reference to the Company’s interim report filed on Form 8-K March 17, 2006).
10.40	Form of stock option agreement (non-executive) (incorporated by reference to the Company’s interim report filed on Form 8-K March 17, 2006).
10.41	Form of restricted share unit agreement (incorporated by reference to the Company’s interim report filed on Form 8-K March 17, 2006).
10.42	Form of Change in Control Severance Agreement (filed herewith).
10.43	Amendment to the 2004 Incentive Plan (filed herewith).
11.1	Computation of earnings per share information included in Note 2 to the Consolidated Financial Statements (furnished herewith).
21.1	List of Subsidiaries of Interline Brands, Inc. (furnished herewith).
23.1	Consent of Deloitte & Touche LLP (furnished herewith).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted, we have excluded from our evaluation the acquisition of AmSan LLC, which was acquired on July 3, 2006 and is included in the consolidated financial statements and which represents 17.6% of consolidated total assets as of December 29, 2006 and 12.2% of consolidated net sales for the year ended December 29, 2006. Based on our evaluation, under the Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 29, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interline Brands, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Interline Brands, Inc. and subsidiaries (the “Company”) as of December 29, 2006 and December 30, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 29, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Interline Brands, Inc. and subsidiaries as of December 29, 2006 and December 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 29, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment, on December 31, 2005.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Jacksonville, Florida
March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interline Brands, Inc.
Jacksonville, Florida

We have audited management’s assessment, included in the accompanying Managements Report on Internal Control over Financial Reporting, that Interline Brands, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Managements Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at AmSan LLC, which was acquired on July 3, 2006 and whose financial statements reflect total assets and revenues constituting 17.6% and 12.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 29, 2006. Accordingly, our audit did not include the internal control over financial reporting at AmSan LLC. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 29, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 29, 2006 of the Company and our report dated March 13, 2007 expressed an unqualified opinion and includes an explanatory paragraph relating to the adoption of FASB Statement No. 123 (revised 2004), Share-Based Payment, on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Jacksonville, Florida
March 13, 2007

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 29, 2006 AND DECEMBER 30, 2005
(in thousands, except share and per share data)

	December 29,	December 30,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$6,852	$2,958
Accounts receivable - trade (net of allowance for doubtful accounts of $10,224 and $8,150)	142,901	113,271
Accounts receivable - other	15,663	12,163
Inventory	201,662	165,282
Prepaid expenses and other current assets	7,252	5,498
Deferred income taxes	17,821	13,945
Total current assets	392,151	313,117
Property and equipment, net	31,754	29,865
Goodwill	313,077	249,574
Other intangible assets, net	143,440	104,244
Other assets	10,147	8,969
Total assets	$890,569	$705,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$67,493	$69,182
Accrued expenses and other current liabilities	33,240	21,574
Accrued merger expenses	5,482	5,408
Accrued interest	3,516	2,152
Income taxes payable	2,486	1,780
Revolver	—	3,000
Current portion of long-term debt	2,416	1,400
Capital lease - current	307	452
Total current liabilities	114,940	104,948
Long-Term Liabilities:
Deferred income taxes	34,799	34,646
Long-term debt, net of current portion	418,650	280,675
Capital lease - long term	683	958
Other liabilities	818	—
Total liabilities	569,890	421,227
Commitments and contingencies
Senior preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares outstanding as of December 29, 2006 and December 30, 2005	—	—
Stockholders’ Equity:
Common stock; $0.01 par value, 100,000,000 authorized; 32,308,221 issued and 32,284,069 outstanding as of December 29, 2006 and 32,220,669 issued and outstanding as of December 30, 2005	323	322
Additional paid-in capital	561,634	558,183
Accumulated deficit	(241,852)	(273,037)
Accumulated other comprehensive income	1,072	992
Deferred compensation	—	(1,918)
Treasury stock, at cost, 24,152 shares as of December 29, 2006	(498)	—
Total stockholders’ equity	320,679	284,542
Total liabilities and stockholders’ equity	$890,569	$705,769

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 29, 2006, DECEMBER 30, 2005 AND DECEMBER 31, 2004
(in thousands, except share and per share data)

	2006	2005	2004
Net sales	$1,067,570	$851,928	$743,905
Cost of sales	658,698	526,334	458,516
Gross profit	408,872	325,594	285,389
Operating Expenses:
Selling, general and administrative expenses	292,752	229,595	202,084
Depreciation and amortization	14,427	13,049	12,600
Secondary offering costs	—	932	9,215
Total operating expense	307,179	243,576	223,899
Operating income	101,693	82,018	61,490
Loss on extinguishment of debt	(20,843)	(10,340)	(660)
Interest expense	(31,367)	(25,419)	(39,933)
Interest income	591	236	135
Change in fair value of interest rate swaps	—	—	8,232
Other income	606	639	454
Income before income taxes	50,680	47,134	29,718
Income tax provision	19,495	18,335	11,617
Net income	31,185	28,799	18,101
Preferred stock dividends	—	—	(54,389)
Net income (loss) attributable to common stockholders	$31,185	$28,799	$(36,288)
Earnings (Loss) Per Share:
Basic	$0.97	$0.90	$(25.21)
Diluted	$0.95	$0.89	$(25.21)
Weighted-Average Shares Outstanding:
Basic	32,141,958	32,004,007	1,439,322
Diluted	32,748,400	32,443,772	1,439,322

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 29, 2006, DECEMBER 30, 2005 AND DECEMBER 31, 2004
(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Stockholder	Deferred	Treasury	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	Loans	Compensation	Stock	(Deficit)
Balance at December 26, 2003	64,975	$ 1	$ 1,993	$ (265,548)	$ 563	$ (1,545)	$ —	$ —	$ (264,536)
Preferred stock dividends				(54,389)					(54,389)
Issuance of restricted stock	186,614	2	2,785				(2,787)		—
Interest accrual on stockholder loans						(30)			(30)
Forgiveness of stockholder loans						1,575			1,575
Conversion of preferred stock to common stock	19,183,321	191	378,810						379,001
Issuance of common stock from exercise of warrants	910	—	—						—
Issuance of common stock in public offering, net	12,667,000	127	172,758						172,885
Comprehensive income:
Net income				18,101
Foreign currency translation					292
Total comprehensive income									18,393
Balance at December 31, 2004	32,102,820	321	556,346	(301,836)	855	—	(2,787)	—	252,899
Offering costs			(165)						(165)
Share-based compensation							965		965
Issuance of restricted stock	5,000	—	96				(96)		—
Issuance of common stock from exercise of stock options	112,849	1	1,691						1,692
Tax benefits on stock options exercised			215						215
Comprehensive income:
Net income				28,799
Foreign currency translation					137
Total comprehensive income									28,936
Balance at December 30, 2005	32,220,669	322	558,183	(273,037)	992	—	(1,918)	—	284,542
Offering costs			(30)						(30)
Reclassification to adopt
FAS 123R			(1,918)				1,918		—
Share-based compensation			3,847						3,847
Issuance of restricted stock	17,800	—	—						—
Issuance of common stock from exercise of stock options	69,752	1	1,074						1,075
Tax benefits on stock options exercised			284						284
Tax benefits on other vested share-based payments			194						194
Repurchase of common stock								(498)	(498)
Adjustment to initially apply FAS 158					90				90
Comprehensive income:
Net income				31,185
Foreign currency translation					(10)
Total comprehensive income									31,175
Balance at December 29, 2006	32,308,221	$ 323	$ 561,634	$ (241,852)	$ 1,072	$ —	$ —	$ (498)	$ 320,679

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 29, 2006, DECEMBER 30, 2005 AND DECEMBER 31, 2004
(in thousands)

	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$31,185	$28,799	$18,101
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,427	13,049	12,600
Amortization of debt issuance costs	1,352	1,610	1,898
Amortization of discount on 8 1/8% senior subordinated notes	63	—	—
Write-off of debt issuance costs	7,180	2,290	660
Tender and redemption premiums on 11 1/2% senior subordinated notes	13,663	8,050	—
Share-based compensation	3,847	965	—
Deferred income taxes	(2,199)	(2,364)	1,709
Provision for doubtful accounts	3,443	2,828	2,040
Loss on disposal of property and equipment	83	53	10
Excess tax benefits from share-based compensation	(478)	215	—
Change in fair value of interest rate swaps	—	—	(12,793)
Forgiveness of shareholder notes	—	—	1,875
Interest on shareholder notes	—	—	(30)
Changes in assets and liabilities which provided (used) cash, net of business acquired:
Accounts receivable—trade	(5,027)	(13,874)	(16,866)
Accounts receivable—other	(2,041)	3,521	(2,863)
Inventory	(18,555)	(10,175)	(26,231)
Prepaid expenses and other current assets	70	(1,869)	1,056
Other assets	(546)	99	484
Accounts payable	(18,571)	11,282	10,080
Accrued expenses and other current liabilities	(107)	1,137	2,846
Accrued merger expenses	(217)	(428)	(591)
Accrued interest	1,271	(890)	(2,760)
Income taxes payable	1,060	(5,460)	7,372
Other liabilities	43	—	—
Net cash provided by (used in) operating activities	29,946	38,838	(1,403)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(7,813)	(7,920)	(6,763)
Purchase of businesses, net of cash acquired	(131,485)	(73,213)	(566)
Net cash used in investing activities	(139,298)	(81,133)	(7,329)

(CONTINUED)

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED DECEMBER 29, 2006, DECEMBER 30, 2005 AND DECEMBER 31, 2004
(in thousands)

	2006	2005	2004
Cash Flows from Financing Activities:
(Decrease) Increase in revolver, net	(3,000)	3,000	—
Repayment of term debt	(160,008)	(1,200)	(38,250)
Repayment of 11 1/2% senior subordinated notes	(130,000)	(70,000)	—
Payment of tender and redemption premiums on 11 1/2% senior subordinated notes	(13,663)	(8,050)	—
Proceeds from issuance of 8 1/8% senior subordinated notes, net of discount	198,566	—	—
Proceeds from issuance of term debt	230,000	50,000	—
Payment of debt issuance costs	(9,724)	(838)	(1,296)
Proceeds from stock options exercised	1,046	1,693	—
Excess tax benefits from share-based compensation	478	—	—
Payments on capital lease obligations	(439)	(335)	—
Initial public offering costs	(30)	(665)	(4,057)
Proceeds from exercise of underwriters over-allotment options	—	2,333	—
Proceeds from sale of common stock	—	—	174,609
Redemption of preferred stock	—	—	(55,000)
Net cash provided by (used in) financing activities	113,226	(24,062)	76,006
Effect of exchange rate changes on cash and cash equivalents	20	137	292
Net increase (decrease) in cash and cash equivalents	3,894	(66,220)	67,566
Cash and cash equivalents at beginning of period	2,958	69,178	1,612
Cash and cash equivalents at end of period	$6,852	$2,958	$69,178
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$29,232	$23,363	$40,726
Income taxes, net of refunds	$21,101	$26,003	$1,937
Schedule of Non-Cash Investing and Financing Activities:
Adjustments to liabilities assumed and goodwill on businesses acquired	$1,535	$8,443	$2,193
Treasury stock acquired with accrued expenses and other current liabilities	$498	$—	$—
Conversion of preferred stock	$—	$—	$379,001
Dividends on preferred stock	$—	$—	$54,389
Exercise of underwriters over-allotment options	$—	$—	$2,333

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 2006, DECEMBER 30, 2005 AND DECEMBER 31, 2004

1.   DESCRIPTION OF THE BUSINESS AND BACKGROUND

Interline Brands, Inc., a Delaware corporation, and its subsidiaries (“Interline” or the “Company”) is a direct marketer and specialty distributor of maintenance, repair and operations, (“MRO”) products. The Company sells plumbing, electrical, hardware, security, heating, ventilation and air conditioning, janitorial and sanitary and other MRO products. Interline’s highly diverse customer base consists of multi-family housing, educational, lodging, government and health care facilities, professional contractors and specialty distributors.

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

During December 2004, the Company completed its initial public offering (the “IPO”). Immediately prior to the closing of the IPO, a reincorporation merger occurred and the Company became the parent company of its principal operating subsidiary, Interline Brands, Inc., a New Jersey corporation (“Interline New Jersey”). In the reincorporation merger, the holders of the preferred stock of Interline New Jersey received an aggregate of $55.0 million in cash and 19,183,321 shares of the Company’s common stock and the holders of the common stock of Interline New Jersey received 0.01218 shares of the Company’s common stock per share of Interline New Jersey common stock, or 66,667 shares of the Company’s common stock in total. The Company restated earnings per share and shares outstanding for all years presented in the accompanying financial statements to reflect the conversion of the shares.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Interline Brands, Inc. and all of its wholly-owned subsidiaries. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates on a 52-53 week fiscal year, which ends on the last Friday in December. The fiscal years ended December 29, 2006 and December 30, 2005 were fifty-two week years. The fiscal year ended December 31, 2004 was a fifty-three week year. References herein to 2006, 2005 and 2004 are for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturities of these items. The carrying values of variable rate notes payable and long-term debt are reasonable estimates of their fair values. Estimated fair values of fixed rate notes payable and long-term debt are determined by noted market prices as the debt is publicly traded. Interest rate swaps are carried at fair value, which is determined by quoted market prices.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiary, where the functional currency is the local currency, are translated into United States dollars at the year end exchange rate. The related translation adjustments are recorded as a component of other comprehensive income. Revenues and expenses are translated using average exchange rates prevailing during the year.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company’s accounts receivable are principally from facilities maintenance, professional contractor and specialty distributor customers in the United States and Canada. Concentration of credit risk with respect to accounts receivable, however, is limited due to the large number of customers comprising the Company’s customer base. The Company performs credit evaluations of its customers; however, the Company’s policy is not to require collateral. As of December 29, 2006 and December 30, 2005, the Company had no significant concentrations of credit risk.

Inventories

Inventories, consisting substantially of finished goods, are valued at the lower of cost or market. Inventory cost is determined using the weighted-average cost method. The Company adjusts inventory for excess and obsolete inventory and for the difference by which the cost of the inventory exceeds the estimated market value. In order to determine the adjustments, management reviews inventory quantities on hand, slow movement reports and sales history reports. Management estimates the required adjustment based on estimated demand for products and market conditions. To the extent historical results are not indicative of future results and if events occur that affect the Company’s relationships with suppliers or the salability of their products, additional write-offs may be needed that will increase cost of sales and decrease inventory.

Vendor Rebates

The Company accounts for vendor rebates in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, (“EITF 02-16”). Many of the Company’s arrangements with its vendors provide for the Company to receive a rebate of a specified amount of consideration, payable to the Company when the Company achieves any of a number of measures, generally related to the volume level of purchases from its vendors. The Company accounts for such rebates as a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until it sells the product, at which time such rebates reduce cost of sales in the Company’s statement of operations. Throughout the year, the Company estimates the amount of the rebate earned based on estimated purchases to date relative to the purchase levels that mark the Company’s progress toward earning the rebates. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels.

Property and Equipment

Property and equipment purchased in the normal course of business is stated at cost, net of accumulated depreciation and amortization. Expenditures for additions, renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Property and equipment acquired in connection with acquisitions are recorded at amounts which approximate fair market value as of the date of the acquisition. Upon the retirement or disposal of assets, the cost and accumulated depreciation or amortization is eliminated from the accounts and the resulting gain or loss is credited or charged to operations. Leasehold improvements and assets under capital leases are amortized, using the straight-line method, over the lesser of the estimated useful lives or the term of the lease.

Depreciation and amortization, including assets under capital leases, is computed using the straight-line method based upon estimated useful lives of the assets as follows:

Buildings	39-40 years
Machinery and equipment	5-7 years
Office furniture and equipment	5-7 years
Vehicles	5 years
Leasehold improvements	1-10 years

Costs of Computer Software Developed or Obtained for Internal Use

The Company capitalizes costs related to internally developed software in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, (“SOP 98-1”). Only costs incurred during the development stage, including design, coding, installation and testing are capitalized. These capitalized costs primarily represent internal labor costs for employees directly associated with the software development. Upgrades or modifications that result in additional functionality are capitalized. Capitalized costs were $0.8 million, $1.0 million and $0.8 million for 2006, 2005 and 2004, respectively.

Goodwill

Goodwill represents the excess of the costs of acquired companies over the fair value of their net tangible assets. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets, (“FAS 142”) the Company does not amortize goodwill but is required to annually evaluate goodwill for impairment. Goodwill is tested for impairment at least annually, or whenever events of changes in circumstances indicate that the carrying amount may not be recoverable.

The Company has elected to perform its annual goodwill impairment test as of the last day of each year. No impairment was identified as a result of its impairment test for any year presented.

Other Intangible Assets

Other intangible assets include amounts assigned to trademarks, customer lists, non-compete agreements and deferred debt issuance costs. Other intangibles are amortized on a straight-line basis over their useful lives, 13 to 20 years for customer lists and 5 to 10 years for non-compete agreements. Deferred debt issuance costs are amortized as a component of interest expense over the term of the related debt using the effective interest method or a method that approximates the effective interest method. Effective September 30, 2006, the Company determined that its trademarks had indefinite lives and discontinued the amortization of its trademarks. The Company has elected to perform its annual impairment test on long-lived assets as of the last day of each year. No impairment was identified as a result of its impairment test. See Note 7. Goodwill and Other Intangible Assets for more information.

Impairment of Long-Lived Assets

The Company evaluates its intangible assets for impairment on an annual basis or when an event occurs or circumstances change that would indicate that the fair value of the intangible asset has reduced below its carrying amount. Such evaluations include an assessment of customer retention, cash flow projections and other factors the Company believes are relevant. The discounted future expected net cash flows of each identifiable asset are used to measure impairment losses. The Company has not identified any impairment losses with respect to long-lived assets for any year presented.

Risk Insurance

The Company has a $0.3 million self-insured retention per occurrence in connection with its workers’ compensation policy (“Risk Insurance”). The Company accrues its estimated cost in connection with its portion of its Risk Insurance losses using an actuarial methodology based on claims filed, historical development factors and an estimate of claims incurred but not yet reported. As of December 29, 2006, the Company did not discount its workers’ compensation reserve. As of December 30, 2005, the Company discounted its workers compensation reserve at the rate of 6%. The effect of not discounting the workers’ compensation reserve as of December 29, 2006 was a higher workers’ compensation reserve of $0.5 million. Claims paid are charged against the reserve.

Taxes Collected and Remitted

The Company records non-income taxes collected from customers and remitted to governmental agencies on a net basis.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, (“SAB 101”) as amended by SAB No. 104, Revenue Recognition, corrected copy, (“SAB 104”). The SEC requires that the following four basic criteria must be met before the Company recognizes revenue:

•       persuasive evidence of an arrangement exists;

•       delivery has occurred or services have been rendered;

•       the seller’s price to the buyer is fixed or determinable; and

•       collectibility is reasonably assured.

The Company recognizes a sale when the product has been shipped and risk of loss has passed to the customer. For goods shipped by third party carriers, the Company recognizes revenue upon shipment since the terms are generally FOB shipping point. Sales are recorded net of estimated discounts, rebates and returns. A portion of the Company’s sales are delivered direct from the suppliers. These direct-shipment sales are recorded on a gross basis, with the corresponding cost of goods sold, in accordance with the guidance in EITF Issue No. 99-19, Reporting Revenues Gross as a Principal verses Net as an Agent, (“EITF 99-19”). The Company provides product return and protection rights to certain customers. The Company accrues product return reserves. A provision is made for estimated product returns based on sales volumes and our experience. Actual returns have not varied materially from amounts provided historically.

Cost of Sales

Cost of sales includes net merchandise costs, freight-in, and operating costs related to the Company’s National Distribution Center.

Shipping and Handling Costs

Shipping and handling costs have been included in selling, general and administrative expenses on the consolidated statements of operations. Shipping and handling costs were $52.0 million, $40.6 million, and $39.0 million in 2006, 2005 and 2004, respectively.

Advertising Costs

Costs of producing and distributing sales catalogs and promotional flyers are capitalized and charged to expense over the life of the related catalog and promotional flyers. Advertising expenses, net of co-op advertising, were $3.8 million, $2.7 million, and $2.1 million in 2006, 2005 and 2004, respectively. Co-op advertising was $2.3 million in 2006, 2005 and 2004.

Share-Based Compensation

Effective December 31, 2005, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”) using the modified prospective application transition method. Under this method, the share-based compensation cost recognized beginning December 31, 2005 includes compensation cost for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value originally estimated in accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, (“FAS 123”) and (2) all share-based payments granted subsequent to December 30, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost under FAS 123R is recognized ratably using the straight-line attribution method over the expected vesting period or to the retirement eligibility date, if less than the vesting period when vesting is not contingent upon any future performance. In addition, pursuant to FAS 123R, the Company is required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was the method previously used by the Company. As of December 31, 2005, the cumulative effect of adopting the estimated forfeiture method was not significant. Prior periods are not restated under this transition method.

FAS 123R also requires the Company to reflect the tax benefit from the exercise of stock options in the statement of cash flows as a cash inflow from financing activities and as a cash outflow from operating activities. Prior to the adoption of FAS 123R, these tax benefits have been reflected as a cash inflow from operating activities. The prior years’ statements of cash flows have not been restated. The tax benefit from the exercise of stock options was $0.3 million and $0.2 million during the years ended December 29, 2006 and December 30, 2005, respectively. There were no stock options exercised during the year ended December 31, 2004.

Prior to December 31, 2005, the Company accounted for share-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) as permitted by FAS 123. The Company elected to use the intrinsic value method of accounting for employee and director share-based compensation expense for its nonqualified employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Had the Company elected to adopt the fair value approach as prescribed by FAS 123, which charges earnings for the estimated fair value of stock options, the pro forma net income and pro forma earnings per share for the years ended December 30, 2005 and December 31, 2004 would have been as follows (in thousands, except per share amounts):

	Year Ended
	December 30,	December 31,
	2005	2004
Net income as reported	$28,799	$18,101
Add: Share-based compensation expense included in reported net income, net of related tax effects	589	—
Deduct: Total share-based compensation expense determined under the fair value-based method for all awards, net of related tax effects	(734)	(6,796)
Pro forma net income	28,654	11,305
Preferred stock dividends	—	(54,389)
Pro forma net income (loss) applicable to common stockholders	$28,654	$(43,084)
Earnings (loss) per share:
Basic-as reported	$0.90	$(25.21)
Basic-pro forma	$0.90	$(29.93)
Diluted-as reported	$0.89	$(25.21)
Diluted-pro forma	$0.88	$(29.93)

As a result of adopting FAS 123R on December 31, 2005, the Company’s income before income taxes and net income for the year ended December 29, 2006, are $0.9 million and $0.6 million lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share are $0.02 lower for the year ended December 29, 2006 than if the Company had continued to account for share-based compensation under APB 25.

The total share-based compensation expense, which is included in the consolidated statement of earnings, was $3.8 million and $1.0 million for the years ended December 29, 2006 and December 30, 2005, respectively. See Note 12. Share-Based Compensation for more information.

Income Taxes

Taxes on income are provided using an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement carrying values and the tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Earnings (Loss) per Common Share

Earning (loss) per share for all years has been computed in accordance with FASB Statement No. 128, Earnings per Share, (“FAS 128”). Basic earnings (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) applicable to stockholders by the weighted-average number of shares outstanding during the year as adjusted for the potential dilutive effect of stock options and non-vested shares of restricted stock, restricted stock units and deferred stock units using the treasury stock method.

The following summarizes the shares of common stock used to calculate earnings per share including the potentially dilutive impact of stock options, restricted stock, restricted stock units and deferred stock units, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares:

	Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004
Weighted average shares outstanding—basic	32,141,958	32,004,007	1,439,322
Dilutive shares resulting from:
Stock options	497,042	363,937	—
Restricted stock	48,959	75,828	—
Restricted stock units	59,199	—	—
Deferred stock units	1,242	—	—
Weighted average shares outstanding - diluted	32,748,400	32,443,772	1,439,322

During the years ended December 29, 2006, December 30, 2005 and December 31, 2004, options to purchase 266,788 shares, 452,942 shares and 2,468,009 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because the exercise prices of those options are greater than the average market value of common stock and the effect would be anti-dilutive.

During the year ended December 31, 2004, potential common shares, consisting of stock options and restricted stock, totaling 17,451 were excluded from the computation of loss per share because their effect would be anti-dilutive.

Segment Information

In accordance with FASB Statement No.131, Disclosure about segments of an Enterprise and Related Information, (“FAS 131”), the Company has two operating segments: Interline Brands and AmSan. These segments are aggregated into one reportable segment, the distribution of MRO products, because they possess similar economic characteristics and have common products, customers and methods of distribution. During fiscal year 2007, the Company will begin to integrate AmSan’s operations onto the Company’s information systems platform. The Company’s net sales by product category were as follows (in thousands):

	Year Ended
	December 29,	December 30,	December 31,
Product Category	2006	2005	2004
Plumbing	$378,512	$358,670	$331,200
Janitorial and Sanitary	149,632	21,072	20,856
Electrical	127,511	120,198	115,359
Heating, Ventilation and Air Conditioning	123,568	101,519	46,333
Appliances	59,548	51,093	46,493
Security	56,262	54,076	52,073
Hardware	51,075	49,875	48,300
Other	121,462	95,425	83,291
Total	$1,067,570	$851,928	$743,905

The Company’s revenues and assets outside the United States are not significant.

Derivative Financial Instruments

Historically, the Company entered into derivative financial instruments from time to time, including interest rate exchange agreements (“swaps”) to manage its exposure to fluctuations in interest rates on its debt. Under swaps the Company held during 2004, the Company paid a fixed rate on the notional amount to its banks and the banks paid the Company a variable rate on the notional amount equal to a base LIBOR rate. The Company’s derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies. The Company recorded a gain of $8.2 million in 2004, as a result of the change in market value of the swaps. The Company did not hold any derivative financial instruments during 2006 and 2005.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes, (“FAS 109”). FIN 48 clarifies the application of FAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect adoption of FIN 48 to have a material effect on its financial position, results of operations and cash flows.

In June 2006, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), (“EITF 06-3) which addresses how taxes imposed on a revenue producing transaction between a buyer and a customer, such as sales, use, value-added and excise and other taxes imposed at the point of sale, should be recorded in the income statement. The consensus reached requires that a policy decision be made as to the presentation of taxes in the income statement. This policy should be disclosed within the notes to the financial statements and the amount of taxes included in revenue, if any, should also be disclosed. EITF 06-3 is effective for financial reports for interim and annual periods beginning after December 15, 2006 with earlier application permitted. Adoption of EITF 06-3 resulted in additional disclosure and did not change the way the Company accounts for taxes collected and remitted (see Taxes Collected and Remitted above).

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”) which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006. Adoption of SAB 108 did not have an impact on the Company’s financial position, results of operations and cash flows.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently evaluating the impact that adoption of FAS 157 will have on its financial position, results of operations and cash flows.

In September 2006, the FASB issued FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), (“FAS 158”). FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in the financial statements. Specifically, FAS 158 requires as employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. In addition, FAS 158 requires an employer to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions). The Company adopted all provisions of FAS 158 as of December 29, 2006. Adoption of FAS 158 did not have a material impact on the Company’s financial position, results of operations and cash flows. See Note 13. Employee Benefit Plans for more information.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including property and casualty insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. An entity can accomplish this by either reporting the fair value and non-fair-value carrying amounts as separate line items or aggregate those amounts and disclose parenthetically the amount of fair value included in the aggregate amount. FAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157. Upon adoption, an entity is permitted to elect the fair value option irrevocably for any existing asset or liability within the scope of the standard. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. Retrospective application would not be permitted. The Company is currently evaluating the impact that adoption of FAS 159 will have on its financial position, results of operations and cash flows.

3.   SIGNIFICANT TRANSACTIONS

Initial Public Offering Transaction

In December 2004, the Company successfully completed its IPO and amended its senior credit facility. A total of 14,375,000 shares of the Company’s common stock were sold, of which 12,667,000 were sold by the Company and 1,708,000 were sold by the Company’s shareholders. The Company sold 12,500,000 shares of its common stock in December 2004 and 167,000 shares in January 2005 following the exercise of the underwriters’ over-allotment option. The Company received $171.8 million in net proceeds including the exercise of the underwriters’ over-allotment option, representing $176.9 million of proceeds from the sale of stock net of underwriting discounts and commissions, less $4.1 million of IPO costs and $1.1 million of debt issuance costs.

Immediately prior to the closing of the IPO, a reincorporation merger occurred and the parent company of Interline New Jersey became the holding company of the Interline group of businesses. In the reincorporation merger, the holders of the preferred stock of Interline New Jersey received an aggregate of $55.0 million in cash and 19,183,321 shares of the Company’s common stock and the holders of the common stock of Interline New Jersey received 0.01218 shares of the Company’s common stock per share of Interline New Jersey common stock, or 66,667 shares of the Company’s common stock in total. In addition, holders of options to purchase shares of the common stock of Interline New Jersey were converted into options to purchase shares of the Company’s common stock.

The Company also used $31.3 million of the proceeds to partially repay the term loan under its credit facility. The Company amended its senior credit facility to allow for the IPO and reduce its applicable rate in respect to any term loans from LIBOR plus 3.50% to LIBOR plus 2.25%. In conjunction with this amendment, the Company incurred $1.1 million of debt issuance costs. In December 2004, the Company also used $4.6 million of the proceeds to terminate the interest rate swap agreements. In January 2005, the Company used $70.0 million of the proceeds from the IPO transaction to partially redeem its 11.5% senior subordinated notes. In connection with the redemption, the Company paid $8.1 million of premiums for early redemption of the senior subordinated notes and recorded a $10.3 million loss on the early extinguishment of debt, which included a charge for write-off of unamortized debt issuance costs in the amount of $2.3 million in January of 2005.

In connection with the IPO transaction, the Company paid bonuses totaling $6.2 million and incurred additional compensation expense for the forgiveness of shareholder loans of $1.9 million and the reimbursement of taxes of $1.1 million on such loan forgiveness. These costs are reported as IPO related expenses in the consolidated statements of operations.

Secondary Stock Offering Transaction

On August 9, 2005, certain of the Company’s stockholders sold 7,750,000 shares of the Company’s common stock in an underwritten offering pursuant to a registration statement on Form S-1 filed with the SEC (Commission File No. 333-126515). The underwriters of this offering elected to exercise their over-allotment option with respect to additional shares held by the selling stockholders. As a result, on

August 22, 2005, certain of the selling stockholders sold an additional 1,162,500 shares of our common stock in a second closing pursuant to the same underwritten offering. In connection with this offering, the Company did not receive any proceeds and incurred $0.9 million of expenses during 2005, which was recorded by the Company as an expense.

4.   ACQUISITIONS

CCS Enterprises, Inc.

On July 7, 2005, Interline New Jersey acquired all of the common stock of CCS Enterprises, Inc. (“Copperfield”) under a stock purchase agreement. Copperfield is a national distributor and direct marketer of specialty ventilation and chimney maintenance products and is headquartered in Fairfield, Iowa. This acquisition represents an expansion of the Company’s professional contractor and specialty distributor business.

The aggregate purchase price was $70.0 million, including costs of acquisition of $0.7 million, and was funded by borrowings under Interline New Jersey’s credit facility. Included in the purchase price was $4.0 million deposited in an escrow account to cover the representations, warranties and contingencies of the parties to the purchase agreement. The Company has included the results of operations for Copperfield from the date of acquisition and applied purchase accounting in accordance with FASB Statement No. 141, Business Combinations (“FAS 141”) as of the date of acquisition, which resulted in recorded estimated goodwill of $35.7 million.

The following table summarizes the final allocation of the purchase price to the Copperfield assets acquired and liabilities assumed at fair values (in thousands):

Current assets	$14,237
Property and equipment	1,727
Goodwill	35,648
Intangible assets	26,500
Total assets acquired	78,112
Current liabilities	6,849
Other liabilities	1,293
Total liabilities assumed	8,142
Net assets acquired	$69,970

Goodwill recorded in connection with the acquisition of Copperfield is not expected to be deductible for tax purposes. The intangible assets subject to amortization will be amortized on a straight-line basis over a weighted-average useful life of approximately 20 years. The Company recorded additional goodwill of $9.5 million in connection with the acquisition of Copperfield to recognize the book to tax basis difference on non-goodwill intangibles. Supplemental pro forma information has not been provided below because it is immaterial.

AmSan LLC

On July 3, 2006, Interline New Jersey acquired all of the outstanding equity interests of AmSan LLC (“AmSan”) from American Sanitary Incorporated for $133.0 million in cash, including cash acquired of $2.2 million and transaction fees of $3.0 million. AmSan is a leading national distributor of janitorial and sanitary supplies. The acquisition was funded with the $130.0 million delayed draw facility under Interline New Jersey’s new bank credit facility (see Note 9. Debt).

AmSan, one of the largest national distributors in the U.S. janitorial and sanitary maintenance supply industry, offers over 40,000 products from 43 locations to approximately 40,000 customers in 39 states. AmSan’s primary end markets are institutional facilities, such as schools and universities, health care sites, lodging and government properties and building service contractors. This acquisition represents an expansion of the Company’s MRO product offering and institutional facilities maintenance business.

The following table summarizes the preliminary allocation of the purchase price to the AmSan assets acquired and liabilities assumed at estimated fair values (in thousands):

Current assets	$53,205
Property and equipment	2,983
Goodwill	65,003
Intangible assets	43,600
Other assets	631
Total assets acquired	165,422
Current liabilities	31,150
Other liabilities	1,255
Total liabilities assumed	32,405
Net assets acquired	$133,017

Given the recent acquisition date, the Company has not completed its integration plan; therefore, the final fair value assessment is not yet complete. As of December 29, 2006, the Company had accrued, as part of the purchase price, $1.8 million in employee severance and relocation costs and $2.7 million in facility closing and other costs associated with the AmSan acquisition. The Company expects to complete the allocation process during the second quarter of fiscal 2007.

This acquisition was treated as a purchase and sale of assets for federal income tax purposes. Accordingly, of the $65.0 million of goodwill, $62.3 million is expected to be deductible for tax purposes.

Of the $43.6 million of acquired intangible assets, $19.4 million was assigned to registered trademarks that are not subject to amortization as the Company believes these intangible assets have indefinite lives. The remaining $24.2 million of acquired intangible assets consists of customer relationships and have a weighted-average useful life of approximately 16 years.

The results of AmSan have been included in the condensed consolidated financial statements since July 3, 2006. The following unaudited pro forma financial information reflects the AmSan acquisition as if it had occurred on December 31, 2005 and January 1, 2005, respectively, after giving effect to certain adjustments including amortization of other intangible assets and interest expense (in thousands, except per share data):

	Year Ended
	December 29,	December 30,
	2006	2005
Revenues	$1,201,262	$1,111,961
Net income	$33,634	$31,940
Earnings Per Share:
Basic	$1.05	$1.00
Diluted	$1.03	$0.98

The pro forma financial information does not purport to represent what the Company’s actual results of operations would have been had the acquisition occurred as of December 31, 2005 and January 1, 2005, respectively, and may not be indicative of operating results for any future periods.

Acquisition Reserves

The following table summarizes the changes to reserves assumed in connection with the Company’s business combinations (in thousands):

	Employee Severance and Relocation	Facility Closing and Other Costs	Total
Balance at December 31, 2004	$215	$5,890	$6,105
Payments	(10)	(454)	(464)
Write-offs	—	(1,563)	(1,563)
Additions to reserve	425	905	1,330
Balance at December 30, 2005	630	4,778	5,408
Payments	(1,221)	(337)	(1,558)
Write-offs	(76)	(1,811)	(1,887)
Additions to reserve	1,760	2,691	4,451
Balance at December 29, 2006	$1,093	$5,321	$6,414

5.   ACCOUNTS RECEIVABLE

The Company’s trade receivables are exposed to credit risk. The majority of the market served by the Company is comprised of numerous individual accounts, none of which is individually significant. The Company monitors the creditworthiness of its customers on an ongoing basis and provides a reserve for estimated bad debt losses. The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Year Ended	Balance at Beginning of Year	Charged to Expense	Deductions (1)	Balance at End of Year
December 31, 2004	$6,316	$2,041	$(1,428)	$6,929
December 30, 2005	$6,929	$2,828	$(1,607)	$8,150
December 29, 2006	$8,150	$3,443	$(1,369)	$10,224

(1)          Accounts receivable written-off as uncollectible, net of recoveries.

6.   PROPERTY AND EQUIPMENT

Major classifications of property and equipment are as follows (in thousands):

	December 29,	December 30,
	2006	2005
Land	$400	$400
Building	9,258	9,536
Machinery and equipment	59,762	55,913
Office furniture and equipment	6,772	6,142
Vehicles	1,150	600
Leasehold improvements	8,096	8,846
Construction in progress	56	—
	85,494	81,437
Less: Accumulated depreciation and amortization	(53,740)	(51,572)
	$31,754	$29,865

Depreciation and amortization expense, including for assets under capital leases, was $8.7 million, $8.5 million, and $8.6 million for 2006, 2005 and 2004, respectively.

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of changes to goodwill for the year ended December 29, 2006 and December 30, 2005 follows (in thousands):

Balance at December 31, 2004	$203,848
Acquired goodwill	35,648
Purchase price adjustments	10,078
Balance at December 30, 2005	$249,574
Acquired goodwill	65,003
Purchase price adjustments	(1,500)
Balance at December 29, 2006	$313,077

The acquired goodwill during the years ended December 30, 2005 and December 29, 2006 relate to the Company’s July 2005 and July 2006 acquisitions of Copperfield and AmSan, respectively. This is discussed in further detail in Note 4. Acquisitions.

Purchase price adjustments during the year ended December 30, 2005 relate primarily to the establishment of acquisition accruals for the Copperfield acquisition, of which $9.5 million relates to the recording of deferred taxes on the assets and liabilities acquired. This increase was partially offset by adjustments to acquisition accruals established for the Barnett and Florida Lighting acquisitions that were settled for less than the estimated amounts accrued.

Purchase price adjustments during the year ended December 29, 2006 relate primarily to the write-off of unused acquisition accruals created for the estimated loss on property and equipment associated with the Barnett, Inc. Florida Lighting, Inc. and Copperfield acquisitions as well as the adjustment to deferred taxes associated with the final valuation of Copperfield.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill as of December 29, 2006 and December 30, 2005 are as follows (in thousands):

December 29, 2006	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$49,362	$13,898	$35,464
Customer relationships	45,200	2,298	42,912
Trademarks	61,121	5,569	55,552
Non-compete agreements	2,616	2,134	482
Deferred debt issuance costs	9,581	551	9,030
Total	$167,880	$24,440	$143,440

December 30, 2005
Customer lists	$49,362	$11,064	$38,298
Customer relationships	21,000	481	20,519
Trademarks	41,721	4,786	36,935
Non-compete agreements	2,616	1,868	748
Deferred debt issuance costs	15,297	7,553	7,744
Total	$129,996	$25,752	$104,244

The amortization of deferred debt issuance costs, recorded as a component of interest expense, was $1.4 million, $1.6 million, and $1.9 million in 2006, 2005 and 2004, respectively and write-off of such costs were $7.2 million, $2.3 million and $0.7 million in 2006, 2005 and 2004, respectively.

Amortization expense on other intangible assets was $5.7 million, $4.5 million, and $4.0 million for 2006, 2005 and 2004, respectively. Expected amortization expense on other intangible assets (excluding deferred debt issuance costs which will vary depending upon debt payments) for each of the five succeeding fiscal years is expected to be as follows (in thousands):

Fiscal Year	Future Estimated Amortization
2007	$5,646
2008	$5,630
2009	$5,397
2010	$5,397
2011	$5,397

Change in Estimate

During the quarter ended December 29, 2006, in accordance with FAS 142, the Company evaluated the remaining useful lives of its intangible assets that are being amortized to determine whether a revision to the remaining period of amortization was appropriate. As a result of its evaluation, effective September 30, 2006, the Company changed the estimated useful life of the trademarks acquired in the acquisitions of Sexauer, Inc., Barnett. Inc., Florida Lighting, Inc. and Copperfield from 40 years to indefinite. Accordingly, the Company will no longer amortize its trademarks. Instead, in accordance with FAS 142, the Company will test its trademarks for impairment annually, or more frequently if events or changes in circumstances indicate that the trademarks might be impaired. The effect of this change in the estimated remaining useful life was a decrease in amortization expense of $0.3 million during the year ended December 29, 2006 with no material impact on net income or earnings per share.

8.   ACCRUED LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 29, 2006 and December 30, 2005 (in thousands):

	December 29,	December 30,
	2006	2005
Accrued compensation and benefits	$15,879	$10,054
Accrued sales tax	3,488	2,663
Other	13,873	8,857
	$33,240	$21,574

9.   DEBT

Long-term debt consists of the following (in thousands):

	December 29,	December 30,
	2006	2005
Term loans	$218,850	$148,800
Notes payable	3,587	3,275
8 1/8% senior subordinated notes, net of unamortized discount of $1,371	198,629	—
11 1/2% senior subordinated notes	—	130,000
	421,066	282,075
Less: Current portion	(2,416)	(1,400)
	$418,650	$280,675

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

On December 20, 2004, Interline New Jersey elected to redeem $70.0 million of the 11 1/2% senior subordinated notes using proceeds from the Company’s IPO and gave the 30-day notice required by the indenture. In January 2005, the Company recorded a loss on extinguishment of debt of $10.3 million, consisting of the write-off of deferred financing costs of $2.3 million and the redemption premium of $8.1 million on the $70.0 million redemption of 11 1/2% senior subordinated notes. On June 23, 2006, Interline New Jersey repurchased the remaining $130.0 million of 11 1/2% senior subordinated notes as part of the refinancing transactions described below.

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

In June 2006, Interline New Jersey completed a series of refinancing transactions consisting of (1) an offering of $200.0 million of 8 1/8% senior subordinated notes due 2014 and (2) entering into a $330.0 million bank credit facility. The new bank credit facility consists of a $100.0 million 7-year term loan, a $130.0 million 7-year delayed draw term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit. The delayed draw term loan was available solely to fund the acquisition of substantially all of the assets of American Sanitary Incorporated and the acquisition-related fees and expenses (see Note 4. Acquisitions). The proceeds from the 8 1/8% senior subordinated notes and the new bank credit facility were used to repurchase the 11 1/2% senior subordinated notes and to repay the indebtedness under the prior credit facility. The 11 1/2% senior subordinated notes were repurchased at a price equal to 110.51% of their principal amount.

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

The 8 1/8% senior subordinated notes were priced at 99.3%, or $198.6 million, of their principal amount, representing a yield to maturity of 8 1/4%. The discount of $1.4 million will be amortized over the term of the 8 1/8% senior subordinated notes. The 8 1/8% senior subordinated notes mature on June 15, 2014 and interest is payable on June 15 and December 15 of each year beginning on December 15, 2006. Debt issuance costs capitalized in connection with the 8 1/8% senior subordinated notes were $5.8 million. As of December 29, 2006, the 8 1/8% senior subordinated notes had a fair market value of $205.5 million.

Borrowings under the new term loan, the delayed draw facility and the new revolving credit facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.75% or at the alternate base rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus 0.75%. As of December 29, 2006, the interest rate in effect with respect to the new term loan and the delayed draw facility was 7.11% for the LIBOR option and 9.00% for the alternate base rate option. Outstanding letters of credit under the new revolving credit facility are subject to a per annum fee equal to the applicable margin under the new revolving credit facility. The interest rate margin is subject to pricing adjustments at the end of each fiscal quarter based on net total indebtedness to consolidated EBITDA. The new term loan and the delayed draw facility mature on June 23, 2013 and the revolving loan facility matures on June 23, 2012. Amounts under the new term loan and the delayed draw facility are due and payable in quarterly installments equal to 1.0% of the original principal amount on an annual basis through June 23, 2013, with the balance payable in one final installment at the maturity date. Debt issuance costs capitalized in connection with the new term loan, the delayed draw facility and the new revolving credit facility were $3.9 million.

The new bank credit facility, which is secured by substantially all of the assets of Interline New Jersey and is guaranteed by the Company and by the domestic subsidiaries of Interline New Jersey, contains affirmative, negative and financial covenants that limit Interline New Jersey’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain certain financial ratios as of the last day of each fiscal quarter, including a minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense and a maximum ratio of net total indebtedness to consolidated EBITDA. Interline New Jersey and the Company were in compliance with all covenants at December 29, 2006.

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

As of December 29, 2006, Interline New Jersey had $86.1 million available under its revolving credit facility. Total letters of credit issued under this facility as of December 29, 2006 were $13.9 million. There were no borrowings under the revolving credit facility as of December 29, 2006.

The maturities of long-term debt subsequent to December 29, 2006 are as follows (in thousands):

Fiscal Year
2007	$2,416
2008	2,406
2009	2,360
2010	5,599
2011	2,306
Thereafter	407,350
$422,437

10.   PREFERRED STOCK

The Company has the authority to issue 20,000,000 shares of preferred stock, par value $.01 per share. At December 29, 2006, and December 30, 2005 there were no preferred shares issued or outstanding. In connection with the reincorporation merger and IPO transaction, as described above, the preferred stock of Interline New Jersey was converted to company common stock.

11.   STOCKHOLDERS’ EQUITY

Common Stock

During 2004 the Company completed its IPO described in Note 3. Significant Transactions above. In addition to the shares issued to the public at the IPO in December 2004, the Company issued 19,250,000 shares of its common stock to existing stockholders and senior management of Interline New Jersey in connection with the reincorporation merger and the IPO. Existing holders of Interline New Jersey common stock received .01218 shares of the Company’s common stock per share held or an aggregate of 66,667 shares of common stock. As a result of the conversion, the accompanying consolidated financial statements retroactively reflect a decrease in the numbers of outstanding shares of common stock. The foregoing amount of outstanding shares of common stock excludes 167,000 shares issued by the Company in January 2005 in connection with the IPO underwriters’ exercise of their over-allotment option.

Stockholder Loans

In conjunction with the IPO transaction described above, the Company forgave $1.6 million of stockholder loans included in stockholders’ equity and accordingly took a charge to operating income for this amount. As of December 16, 2004, the date the loans were forgiven, and December 31, 2004, $375 and $345, respectively, of interest was accrued on the notes and was included as a portion of the stockholder loans in stockholders’ equity. As of December 29, 2006 and December 30, 2005, there were no stockholder loans outstanding.

12.   SHARE-BASED COMPENSATION

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

As permitted by FAS 123R, the fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility is based on historical performance of the Company’s stock. The Company also uses historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The Black-Scholes weighted-average assumptions were as follows:

	Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004
Expected volatility	27.7%	28.7%	31.0%
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	4.9%	4.0%	3.7%
Expected life (in years)	5.0	5.0	5.0

The weighted average fair value of stock options granted during the years ended December 29, 2006, December 30, 2005 and December 31, 2004 were $7.96 per option, $6.39 per option and $4.53 per option, respectively.

A summary of stock option activity as of December 29, 2006 and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value (1)
			(in years)	(in thousands)
Outstanding at December 26, 2003	2,399	$486.32
Granted	2,465,682	17.16
Forfeited or expired	(73)	41.05
Outstanding at December 31, 2004	2,468,008	17.61
Granted	72,000	19.76
Exercised	(112,849)	15.00
Forfeited or expired	(153,132)	23.36
Outstanding at December 30, 2005	2,274,027	17.42
Granted	442,502	23.66
Exercised	(69,752)	15.00
Forfeited or expired	(76,795)	15.44
Outstanding at December 29, 2006	2,569,982	$18.62	7.8	$12,373
Vested or expected to vest at December 29, 2006	2,560,488	$18.59	7.8	$12,371
Exercisable at December 29, 2006	2,105,037	$17.42	8.0	$12,312

(1)          The aggregate intrinsic value represents the amount by which the fair value of the underlying stock at period end exceeds the stock option exercise price.

The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all stock options exercised during the years ended December 29, 2006 and December 30, 2005 was $0.7 million and $0.6 million, respectively. Proceeds from stock options exercised during the years ended December 29, 2006 and December 30, 2005 was $1.0 million and $1.7 million, respectively. No stock options were exercised during the year ended December 31, 2004. As of December 29, 2006, there was $2.7 million of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock, Restricted Stock Units and Deferred Stock Units

Shares of restricted stock granted under the 2004 Plan to executives, employees and non-employee directors do not have an exercise price. The share-based compensation expense associated with the restricted stock is based on the quoted market price of the Company’s shares of common stock on the date of grant. The restricted stock awards for executives vest either on an accelerated basis in one-third installments over three years provided that certain pre-established annual percentage increases in the Company’s earnings per share are attained or on the seventh anniversary of the date of grant. One half of the restricted stock awards granted to employees vest evenly over three years and one half vest evenly over five years. The restricted stock awards for non-employee directors vest evenly over two years or at the end of three years, depending on the grant.

RSUs granted under the 2004 Plan to management do not have an exercise price. The share-based compensation expense associated with the RSUs is based on the quoted market price of the Company’s shares of common stock on the date of grant. Depending on the grant, (1) one half of the RSUs vest on an accelerated basis in two installments over two years provided that certain pre-established annual percentage increases in the Company’s earnings per share are attained and one half vest evenly over three years; or (2) one half of the RSUs vest on the second grant date anniversary if certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets are met and one half vest on the third grant date anniversary if certain EBITDA targets are met.

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

In prior periods, unearned stock compensation was recorded as deferred compensation within stockholders’ equity at the date of the award based on the quoted market price of the Company’s common stock on the date of grant and amortized to expense using the straight-line method from the grant date through the vesting date. Upon adoption of FAS 123R, the $1.9 million of deferred compensation as of December 30, 2005 was required to be charged against additional paid-in capital.

A summary status of restricted stock, RSUs and DSUs as of December 29, 2006, and changes during the year then ended is presented below:

	Restricted Stock		Restricted Stock Units		Deferred Stock Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at December 30, 2005	190,818	$15.11	—	$—	—	$—
Granted	17,800	24.14	198,145	23.35	12,924	25.17
Vested	(63,608)	15.00	—	—	—	—
Forfeited	(7,675)	15.00	(1,550)	23.36	—	—
Outstanding at December 29, 2006	137,335	$16.34	196,595	$23.35	12,924	$25.17

The total fair value of restricted stock vested during the year ended December 29, 2006 was $1.6 million. No restricted stock vested during the years ended December 30, 2005 and December 31, 2004. As of December 29, 2006, there was $4.2 million of total unrecognized compensation cost related to unvested restricted stock, RSUs and DSUs. The cost is expected to be recognized over a weighted-average period of 1.8 years.

13.   EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has qualified profit sharing plans under Section 401(k) of the Internal Revenue Code. Pursuant to the 401(k) plan, the Company matches employee contributions at a rate of 50% of the first 5% up to the statutory maximum of $5,500 per employee. Company contributions to the 401(k) plan were $1.6 million, $1.2 million and $1.1 million for 2006, 2005 and 2004, respectively.

Supplemental Executive Retirement Plan

As a result of the AmSan acquisition, the Company has a supplemental executive retirement plan (“AmSan SERP”). The AmSan SERP is a nonqualified plan that covers three AmSan employees. As a result of FAS 158, the Company decreased the liability associated with the AmSan SERP as of December 29, 2006 by $0.1 million and recorded the unrecognized gain in accumulated other comprehensive income. The projected benefit obligation for the AmSan SERP as of December 29, 2006 was $0.4 million and is included in other liabilities on the Company’s consolidated balance sheet. The Company does not fund this liability and no assets are held by the AmSan SERP. The accumulated benefit obligation for the AmSan SERP as of December 29, 2006 was $0.4 million.

The reconciliation of the projected benefit obligation for the AmSan SERP is as follows (in thousands):

Benefit obligation at July 3, 2006	$402
Service cost	22
Interest cost	11
Benefit obligation at December 29, 2006	$435

The components of net periodic benefit cost since the acquisition on July 3, 2006 are as follows (in thousands):

Service cost	$22
Interest cost	11
Gain recognized	(15)
Prior service cost	4
Total liabilities assumed	$22

The weighted-average assumptions used to determine the projected benefit obligation as of December 29, 2006 and the net periodic benefit cost for the period from July 3, 2006 to December 29, 2006 are as follows:

Discount rate	5.5%
Rate of compensation increase	0.0%

The following benefit payments are expected to be paid under the AmSan SERP (in thousands):

Fiscal Year
2007	$26
2008	59
2009	59
2010	59
2011	84
Thereafter	550
$837

The Company has one whole-life insurance policy for each AmSan employee covered by the AmSan SERP. As of December 29, 2006, the cash surrender value of these policies was $0.5 million and is included in other assets on the Company’s consolidated balance sheet.

Deferred Compensation Plan

As a result of the AmSan acquisition, the Company has a deferred compensation plan (“AmSan DCP”). The AmSan DCP is a nonqualified plan that covers three AmSan employees. Contributions and interest expense for the AmSan DCP since the acquisition on July 3, 2006 were immaterial. The liability for the AmSan DCP as of December 29, 2006 was $0.4 million and is included in other liabilities on the Company’s consolidated balance sheet. The Company does not fund this liability and no assets are held by the AmSan DCP.

The following benefit payments, including interest and estimated future contributions, are expected to be paid under the AmSan DCP (in thousands):

Fiscal Year
2007	$90
2008	21
2009	22
2010	23
2011	42
Thereafter	407
$605

14.   COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facilities under operating and capital leases expiring at various dates through 2016. Minimum future rental payments under these operating and capital leases as of December 29, 2006 are as follows (in thousands):

Fiscal Year	Operating	Capital
2007	$17,492	$399
2008	13,108	285
2009	9,311	279
2010	5,864	234
2011	2,577	4
Thereafter	4,310	—
Total payments	$52,662	1,201
Less: Amount representing interest		(211)
Present value of minimum lease payments		990
Less: Current portion		(307)
		$683

In connection with the Copperfield acquisition, the Company leases an office building from an entity in which an employee and his family hold an ownership interest in the property. This lease was amended in November 2005 and will expire on November 30, 2010, with an option to extend for one additional five year term. Minimum annual rent payable under this lease is $0.2 million, plus all real estate taxes and assessments, and all operating costs related to the building. The total rent expense for this lease was $0.2 million for the year ended December 29, 2006 and $0.1 million from the period from July 7, 2005 to December 30, 2005. The Company believes that the terms of the lease are no less favorable to it than could be obtained from an unaffiliated party.

In connection with the AmSan acquisition, the Company leases six properties from entities in which employees and their families hold an ownership interest. One of these leases expires on December 31, 2007, two of these leases expire on December 31, 2008 and the remaining three leases expire on January 31, 2009, March 25, 2009 and December 31, 2009, respectively. Minimum annual rent payable under these leases is $1.3 million, including all real estate taxes and assessments, plus all operating costs related to the properties. The total rent expense for these leases was $0.6 million for the period from July 3, 2006 to December 29, 2006. The Company believes that the terms of these leases are no less favorable to it than could be obtained from unaffiliated parties.

Rent expense under all operating leases was $25.1 million, $19.1 million, and $17.7 million for 2006, 2005 and 2004, respectively. Certain of the leases provide that the Company pays taxes, insurance and other operating expenses applicable to the leased premises.

Employment Agreement

The Company has employment agreements with certain officers of various dates through 2006, unless terminated earlier by the Company, at combined salaries of $5.3 million, plus bonuses and subject to adjustments.

Contingent Liabilities

At December 29, 2006 and December 30, 2005, the Company was contingently liable for unused letters of credit aggregating $13.9 million and $10.6 million, respectively.

Legal Proceedings

The Company is involved in various legal proceedings in the ordinary course of its business that are not anticipated to have a material adverse effect on the Company’s results of operations or financial position.

15.   PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the years 2006, 2005 and 2004, is as follows (in thousands):

	Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004
Current:
Federal	$18,726	$17,686	$8,530
State	2,778	2,662	882
Foreign	190	351	496
	21,694	20,699	9,908
Deferred:
Federal	(2,028)	(2,371)	908
State	(234)	4	871
Foreign	63	3	(70)
	(2,199)	(2,364)	1,709
	$19,495	$18,335	$11,617

The components of income before income taxes were as follows (in thousands):

	Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004
United States	$49,908	$45,984	$28,488
Foreign	772	1,150	1,230
Total	$50,680	$47,134	$29,718

The reconciliation of the provision for income taxes at the federal statutory tax rate to the provision for income taxes is as follows:

	Year Ended
	December 29,	December 30,	December 31,
	2006	2005	2004
Federal statutory tax rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	3.10	3.68	3.83
Non-deductible expenses	0.56	1.02	0.29
Foreign income taxes	(0.03)	—	(0.01)
Other	(0.16)	(0.81)	(0.02)
	38.47%	38.89%	39.09%

Deferred income taxes result primarily from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes. The components of the Company’s deferred tax assets and liabilities at December 29, 2006 and December 30, 2005 consist of the following (in thousands):

	December 29,	December 30,
	2006	2005
Deferred tax assets:
Inventory	$4,789	$4,250
Bad debt reserves	3,570	2,842
State taxes	1,810	1,340
Operating lease	—	79
Closing cost accrual	1,919	1,893
Vacation accrual	484	352
Vendor discounts	1,462	1,225
Other	5,918	4,094
Total deferred tax assets	19,952	16,075
Deferred tax liabilities:
Identifiable intangibles	(30,846)	(31,023)
Depreciation	(1,605)	(2,079)
State taxes	(3,686)	(3,584)
Other	(793)	(90)
Total deferred tax liabilities	(36,930)	(36,776)
Net deferred tax liabilities	$(16,978)	$(20,701)

16.   GUARANTOR SUBSIDIARIES

In June 2006, Interline New Jersey (the “Subsidiary Issuer”) issued $200.0 million of 8 1/8% senior subordinated notes due 2014 and entered into a $330.0 million bank credit facility (see Note 9. Debt). The 8 1/8% senior subordinated notes and the bank credit facility are fully and unconditionally guaranteed, jointly and severally, on a subordinated basis by the Company (the “Parent Company”) and all of Interline New Jersey’s 100% owned domestic subsidiaries: Wilmar Holdings, Inc., Wilmar Financial, Inc., Glenwood Acquisition LLC and AmSan LLC (the “Guarantor Subsidiaries”). The guarantees by the subsidiary guarantors are senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior subordinated indebtedness and subordinated to any of their existing and future senior indebtedness.

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

The following tables set forth, on a condensed consolidating basis, the balance sheets, statements of operations and statements of cash flows for the Parent Company, Subsidiary Issuer and Guarantor Subsidiaries for all financial statement periods presented in the Company’s consolidated financial statements. The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the following tables do not reflect any such allocation.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 29, 2006

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$8,783	$15	$(1,946)	$6,852
Accounts receivable—trade	—	119,118	23,783	—	142,901
Inventory	—	183,023	18,639	—	201,662
Intercompany receivable	—	—	103,564	(103,564)	—
Other current assets	—	35,385	5,351	—	40,736
Total current assets	—	346,309	151,352	(105,510)	392,151
Property and equipment, net	—	29,164	2,590	—	31,754
Goodwill	—	248,074	65,003	—	313,077
Other intangible assets, net	—	100,596	42,844	—	143,440
Investment in subsidiaries	320,679	176,523	—	(497,202)	—
Other assets	—	6,186	8,570	(4,609)	10,147
Total assets	$320,679	$906,852	$270,359	$(607,321)	$890,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$53,976	$15,463	$(1,946)	$67,493
Accrued expenses and other current liabilities	—	31,181	13,543	—	44,724
Intercompany payable	—	52,060	—	(52,060)	—
Debt and capital lease—short-term	—	2,594	129	—	2,723
Total current liabilities	—	139,811	29,135	(54,006)	114,940
Long-Term Liabilities:
Term debt and capital lease—long-term	—	415,838	3,495	—	419,333
Other liabilities	—	34,799	818	—	35,617
Total liabilities	—	590,448	33,448	(54,006)	569,890
Senior preferred stock	—	501,763	—	(501,763)	—
Stockholders’ equity (deficit)	320,679	(185,359)	236,911	(51,552)	320,679
Total liabilities and stockholders’ equity	$320,679	$906,852	$270,359	$(607,321)	$890,569

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 30, 2005

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$2,610	$348	$—	$2,958
Accounts receivable—trade	—	108,926	4,345	—	113,271
Inventory	—	156,696	8,586	—	165,282
Intercompany receivable	—	—	17,518	(17,518)	—
Other current assets	—	30,061	1,545	—	31,606
Total current assets	—	298,293	32,342	(17,518)	313,117
Property and equipment, net	—	28,255	1,610	—	29,865
Goodwill	—	212,682	36,892	—	249,574
Other intangible assets, net	—	78,288	25,956	—	104,244
Investment in subsidiaries	284,542	117,159	—	(401,701)	—
Other assets	—	5,694	7,550	(4,275)	8,969
Total assets	$284,542	$740,371	$104,350	$(423,494)	$705,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$63,765	$5,417	$—	$69,182
Accrued expenses and other current liabilities	—	27,800	3,114	—	30,914
Intercompany payable	—	47,818	—	(47,818)	—
Debt and capital lease—short-term	—	4,400	452	—	4,852
Total current liabilities	—	143,783	8,983	(47,818)	104,948
Long-Term Liabilities:
Term debt and capital lease—long-term	—	277,400	4,233	—	281,633
Other liabilities	—	34,646	—	—	34,646
Total liabilities	—	455,829	13,216	(47,818)	421,227
Senior preferred stock	—	437,420	—	(437,420)	—
Stockholders’ equity (deficit)	284,542	(152,878)	91,134	61,744	284,542
Total liabilities and stockholders’ equity	$284,542	$740,371	$104,350	$(423,494)	$705,769

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the fiscal year ended December 29, 2006

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$937,818	$129,752	$—	$1,067,570
Cost of sales	—	579,020	79,678	—	658,698
Gross profit	—	358,798	50,074	—	408,872
Operating Expenses:
Selling, general and administrative expenses	—	255,448	37,304	—	292,752
Depreciation and amortization	—	13,075	1,352	—	14,427
Equity earnings of subsidiaries	(50,680)	(16,790)	—	67,470	—
Total operating expense	(50,680)	251,733	38,656	67,470	307,179
Operating income	50,680	107,065	11,418	(67,470)	101,693
Loss on extinguishment of debt	—	(20,843)	—	—	(20,843)
Interest (expense) income, net	—	(45,551)	14,775	—	(30,776)
Other income	—	606	606	(606)	606
Income before income taxes	50,680	41,277	26,799	(68,076)	50,680
Income tax provision	19,495	10,092	9,403	(19,495)	19,495
Net income	31,185	31,185	17,396	(48,581)	31,185
Preferred stock dividends	—	(64,343)	—	64,343	—
Net income (loss) attributable to common stockholders	$31,185	$(33,158)	$17,396	$15,762	$31,185

(1)          The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the fiscal year ended December 30, 2005

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$817,678	$34,250	$—	$851,928
Cost of sales	—	507,785	18,549	—	526,334
Gross profit	—	309,893	15,701	—	325,594
Operating Expenses:
Selling, general and administrative expenses	932	221,620	7,975	—	230,527
Depreciation and amortization	—	12,830	219	—	13,049
Equity earnings of subsidiaries	(48,066)	(14,492)	—	62,558	—
Total operating expense	(47,134)	219,958	8,194	62,558	243,576
Operating income	47,134	89,935	7,507	(62,558)	82,018
Loss on extinguishment of debt	—	(10,340)	—	—	(10,340)
Interest (expense) income, net	—	(40,573)	15,390	—	(25,183)
Other income	—	639	639	(639)	639
Income before income taxes	47,134	39,661	23,536	(63,197)	47,134
Income tax provision	18,335	9,930	8,405	(18,335)	18,335
Net income	28,799	29,731	15,131	(44,862)	28,799
Preferred stock dividends	—	(56,092)	—	56,092	—
Net income (loss) attributable to common stockholders	$28,799	$(26,361)	$15,131	$11,230	$28,799

(1)          The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the fiscal year ended December 31, 2004

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$743,905	$—	$—	$743,905
Cost of sales	—	458,516	—	—	458,516
Gross profit	—	285,389	—	—	285,389
Operating Expenses:
Selling, general and administrative expenses	—	211,281	18	—	211,299
Depreciation and amortization	—	12,600	—	—	12,600
Equity earnings of subsidiaries	(29,718)	(8,102)	—	37,820	—
Total operating expense	(29,718)	215,779	18	37,820	223,899
Operating income	29,718	69,610	(18)	(37,820)	61,490
Interest (expense) income, net	—	(52,218)	12,420	—	(39,798)
Other income	—	8,026	454	(454)	8,026
Income before income taxes	29,718	25,418	12,856	(38,274)	29,718
Income tax provision	11,617	7,317	4,300	(11,617)	11,617
Net income	18,101	18,101	8,556	(26,657)	18,101
Preferred stock dividends	(54,389)	(56,715)	—	56,715	(54,389)
Net (loss) income attributable to common stockholders	$(36,288)	$(38,614)	$8,556	$30,058	$(36,288)

(1)          The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
For the year ended December 29, 2006

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$25,512	$4,434	$—	$29,946
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(7,610)	(203)	—	(7,813)
Purchase of businesses, net of cash acquired	—	(133,727)	2,242	—	(131,485)
Net cash (used in) provided by investing activities	—	(141,337)	2,039	—	(139,298)
Cash Flows from Financing Activities:
Repayment of debt and capital lease obligations	—	(163,407)	(40)	—	(163,447)
Repayment of 11 1/2% senior subordinated notes	—	(130,000)	—	—	(130,000)
Payment of tender and redemption premiums	—	(13,663)	—	—	(13,663)
Proceeds from issuance of 8 1/8% senior subordinated notes, net of discount	—	198,566	—	—	198,566
Proceeds from issuance of term debt	—	230,000	—	—	230,000
Payment of debt issuance costs	—	(9,724)	—	—	(9,724)
Other	—	8,260	(6,766)	—	1,494
Net cash provided by (used in) financing activities	—	120,032	(6,806)	—	113,226
Effect of exchange rate changes on cash and cash equivalents	—	20	—	—	20
Net increase (decrease) in cash and cash equivalents	—	4,227	(333)	—	3,894
Cash and cash equivalents at beginning of period	—	2,610	348	—	2,958
Cash and cash equivalents at end of period	$—	$6,837	$15	$—	$6,852

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
For the year ended December 30, 2005

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(932)	$39,053	$717	$—	$38,838
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(7,818)	(102)	—	(7,920)
Purchase of businesses, net of cash acquired	—	(73,213)	—	—	(73,213)
Net cash used in investing activities	—	(81,031)	(102)	—	(81,133)
Cash Flows from Financing Activities:
Repayment of debt and capital lease obligations	—	(68,200)	(335)	—	(68,535)
Payment of tender and redemption premiums	—	(8,050)	—	—	(8,050)
Proceeds from issuance of term debt	—	50,000	—	—	50,000
Payment of debt issuance costs	—	(838)	—	—	(838)
Other	932	2,429	—	—	3,361
Net cash provided by (used in) financing activities	932	(24,659)	(335)	—	(24,062)
Effect of exchange rate changes on cash and cash equivalents	—	137	—	—	137
Net (decrease) increase in cash and cash equivalents	—	(66,500)	280	—	(66,220)
Cash and cash equivalents at beginning of period	—	69,110	68	—	69,178
Cash and cash equivalents at end of period	$—	$2,610	$348	$—	$2,958

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
For the year ended December 31, 2004

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(1,386)	$(17)	$—	$(1,403)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(6,763)	—	—	(6,763)
Purchase of businesses, net of cash acquired	(170,552)	(566)	—	170,552	(566)
Net cash used in investing activities	(170,552)	(7,329)	—	170,552	(7,329)
Cash Flows from Financing Activities:
Repayment of debt and capital lease obligations	—	(38,250)	—	—	(38,250)
Payment of debt issuance costs	—	(1,296)	—	—	(1,296)
Proceeds from sale of common stock	174,609	174,609	—	(174,609)	174,609
Redemption of preferred stock	—	(55,000)	—	—	(55,000)
Initial public offering costs	(4,057)	(4,057)	—	(4,057)	(4,057)
Net cash provided by (used in) financing activities	170,552	76,006	—	(170,557)	76,006
Effect of exchange rate changes on cash and cash equivalents	—	292	—	—	292
Net increase (decrease) in cash and cash equivalents	—	67,583	(17)	—	67,566
Cash and cash equivalents at beginning of period	—	1,527	85	—	1,612
Cash and cash equivalents at end of period	$—	$69,110	$68	$—	$69,178

17.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of our quarterly results of operations for the years ended December 29, 2006 and December 30, 2005 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2006
Net sales	$224,674	$235,409	$314,182	$293,305
Gross profit	85,708	89,496	120,083	113,585
Net income (loss)(1)	8,441	(2,865)	14,219	11,390
Earnings (Loss) Per Share:
Basic(2)	$0.26	$(0.09)	$0.44	$0.35
Diluted	$0.26	$(0.09)	$0.43	$0.35
2005
Net sales	$196,491	$203,666	$225,811	$225,960
Gross profit	75,486	77,255	86,163	86,690
Net income(3)	1,393	8,565	9,718	9,123
Earnings Per Share:
Basic(2)	$0.04	$0.27	$0.30	$0.28
Diluted(2)	$0.04	$0.26	$0.30	$0.28

(1)          During the second quarter of 2006, the Company recorded a $20.7 million loss on extinguishment of debt, consisting of the write-off of deferred financing costs of $7.0 million and the premium of $13.7 million on the $130.0 million redemption of the 11½% senior subordinated notes, using proceeds from the issuance of $198.6 million of 8 1/8% senior subordinated notes, net of discount.

(2)          Earnings per common share for each quarter is computed using the weighted-average number of shares outstanding during that quarter while earnings per common share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters’ earnings per common share may not equal the full-year earnings per common share.

(3)          During the first quarter of 2005, the Company recorded a $10.3 million loss on extinguishment of debt, consisting of the write-off of deferred financing costs of $2.3 million and the premium of $8.1 million on the $70.0 million partial redemption of the 11½% senior subordinated notes, using proceeds from the December 2004 IPO transaction. During the third quarter of 2005, certain of the Company’s stockholders sold 8,912,500 shares of the Company’s common stock. In connection with this offering the Company did not receive any proceeds and incurred $0.9 million in expense, which amounts were recorded by the Company as an expense.