Form 10-Q
period 2007-03-31
INTERLINE BRANDS, INC./DE
filed 2007-05-04
CIK 1292900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2007

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

Yes ☐    No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2007, there were 32,285,884 shares of the registrant’s common stock outstanding (excluding 39,398 shares held in treasury), par value $0.01.

TABLE OF CONTENTS

ITEM
PART I. FINANCIAL INFORMATION

1.	Financial Statements
Condensed Consolidated Balance Sheets (Unaudited) as of March 30, 2007 and December 29, 2006
Condensed Consolidated Statements of Earnings (Unaudited) for the Three Months Ended March 30, 2007 and March 31, 2006
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) for the Three Months Ended March 30, 2007
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 30, 2007 and March 31, 2006
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

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF MARCH 30, 2007 AND DECEMBER 29, 2006

(in thousands, except share and per share data)

	March 30,	December 29,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$34,944	$6,852
Accounts receivable - trade (net of allowance for doubtful accounts of $10,689 and $10,224)	152,666	142,901
Accounts receivable - other	9,622	15,663
Inventory	195,435	201,662
Prepaid expenses and other current assets	7,118	7,252
Deferred income taxes	17,886	17,821
Total current assets	417,671	392,151

Property and equipment, net	32,949	31,754
Goodwill	313,118	313,077
Other intangible assets, net	141,792	143,440
Other assets	10,458	10,147
Total assets	$915,988	$890,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$80,621	$67,493
Accrued expenses and other current liabilities	36,575	38,722
Accrued interest	5,123	3,516
Income taxes payable	4,412	2,486
Current portion of long-term debt	2,416	2,416
Capital lease - current	228	307
Total current liabilities	129,375	114,940

Long-Term Liabilities:
Deferred income taxes	34,719	34,799
Long-term debt, net of current portion	418,079	418,650
Capital lease - long term	633	683
Other liabilities	2,360	818
Total liabilities	585,166	569,890
Commitments and contingencies
Senior preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares outstanding as of March 30, 2007 and December 29, 2006	—	—

Stockholders’ Equity:
Common stock; $0.01 par value, 100,000,000 authorized; 32,325,282 issued and 32,285,884 outstanding as of March 30, 2007 and 32,308,221 issued and 32,284,069 outstanding as of December 29, 2006	323	323
Additional paid-in capital	563,468	561,634
Accumulated deficit	(233,188)	(241,852)
Accumulated other comprehensive income	1,034	1,072
Treasury stock, at cost, 39,398 shares as of March 30, 2007 and 24,152 shares as of December 29, 2006	(815)	(498)
Total stockholders’ equity	330,822	320,679
Total liabilities and stockholders’ equity	$915,988	$890,569

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

THREE MONTHS ENDED MARCH 30, 2007 AND MARCH 31, 2006

(in thousands, except share and per share data)

	Three Months Ended
	March 30,	March 31,
	2007	2006

Net sales	$295,403	$224,674
Cost of sales	183,109	138,966
Gross profit	112,294	85,708

Operating Expenses:
Selling, general and administrative expenses	85,305	61,678
Depreciation and amortization	3,551	3,445
Total operating expense	88,856	65,123
Operating income	23,438	20,585

Interest expense	(8,560)	(6,952)
Interest income	400	60
Other income	205	126
Income before income taxes	15,483	13,819
Income tax provision	6,043	5,378
Net income	$9,440	$8,441

Earnings Per Share:
Basic	$0.29	$0.26
Diluted	$0.29	$0.26

Weighted-Average Shares Outstanding:
Basic	32,217,839	32,091,133
Diluted	32,603,148	32,584,503

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 30, 2007

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Stock	Equity

Balance at December 29, 2006	32,308,221	$323	$561,634	$(241,852)	$1,072	$(498)	$320,679
Share-based compensation			1,496				1,496
Issuance of restricted stock	4,600	—	—				—
Issuance of common stock from exercise of stock options	12,461	—	180				180
Tax benefits on stock options exercised			34				34
Tax benefits on other vested share-based payments			124				124
Repurchase of common stock						(317)	(317)
Cumulative impact of change in accounting for uncertainty in income taxes				(776)			(776)
Comprehensive income:
Net income				9,440
Amortization of unrecognized gain on employee benefits					(77)
Foreign currency translation					39
Total comprehensive income							9,402
Balance at March 30, 2007	32,325,282	$323	$563,468	$(233,188)	$1,034	$(815)	$330,822

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 30, 2007 AND MARCH 31, 2006

(in thousands)

	Three Months Ended
	March 30,	March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$9,440	$8,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,761	3,445
Amortization of debt issuance costs	271	418
Amortization of discount on 8 1/8% senior subordinated notes	33	—
Share-based compensation	1,496	716
Deferred income taxes	(299)	(1,117)
Provision for doubtful accounts	824	836
Gain on disposal of property and equipment	(6)	—
Excess tax benefits from share-based compensation	(158)	—

Changes in assets and liabilities which provided (used) cash, net of business acquired:
Accounts receivable - trade	(10,570)	(4,269)
Accounts receivable - other	6,042	3,095
Inventory	6,301	661
Prepaid expenses and other current assets	135	(1,407)
Other assets	(270)	(206)
Accounts payable	13,124	(280)
Accrued expenses and other current liabilities	(2,475)	463
Accrued interest	1,606	3,837
Income taxes payable	2,715	4,136
Other liabilities	57	—
Net cash provided by operating activities	32,027	18,769
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(3,517)	(1,527)
Purchase of businesses, net of cash acquired	(3)	(193)
Net cash used in investing activities	(3,520)	(1,720)

(Continued)

	Three Months Ended
	March 30,	March 31,
	2007	2006
Cash Flows from Financing Activities:
Decrease in revolver, net	—	(3,000)
Repayment of term debt	(604)	(350)
Payment of debt issuance costs	(34)	—
Proceeds from stock options exercised	187	—
Excess tax benefits from share-based compensation	158	155
Payments on capital lease obligations	(129)	(83)
Net cash used in financing activities	(422)	(3,278)
Effect of exchange rate changes on cash and cash equivalents	7	(17)
Net increase in cash and cash equivalents	28,092	13,754
Cash and cash equivalents at beginning of period	6,852	2,958
Cash and cash equivalents at end of period	$34,944	$16,712

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for :
Interest	$7,139	$2,697
Income taxes, net of refunds	$3,905	$2,246

Schedule of Non-Cash Investing and Financing Activities:
Adjustments to liabilities assumed and goodwill on businesses acquired	$154	$20
Treasury stock acquired with accrued expenses and other current liabilities	$317	$383

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Interline have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006 filed with the SEC.

All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented have been recorded. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Segment Information

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, (“FAS 131”) the Company has two operating segments: Interline Brands and AmSan. These segments are aggregated into one reportable segment, the distribution of MRO products, because they possess similar economic characteristics and have common products, customers and methods of distribution. During 2007, the Company will undertake significant integration activities to consolidate AmSan’s operations onto the Company’s information systems platform.

Our net sales for the three months ended March 30, 2007 and March 31, 2006 by product category were as follows (in thousands):

	Three Months Ended
	March 30,	March 31,
Product Category	2007	2006
Plumbing	$96,006	$95,486
Janitorial and Sanitary	67,647	5,392
Electrical	32,199	30,106
Heating, Ventilation and Air Conditioning	24,541	26,363
Appliances	15,361	12,582
Security	15,066	13,705
Hardware	12,998	12,357
Other	31,585	28,683
Total	$295,403	$224,674

2.                                      ACQUISITIONS

AmSan LLC

On July 3, 2006, Interline New Jersey acquired all of the outstanding equity interests of AmSan from American Sanitary Incorporated for $133.0 million in cash, including cash acquired of $2.2 million and transaction fees of $3.0 million. AmSan is a leading national distributor and direct marketer of janitorial and sanitary supplies. The acquisition was funded with the $130.0 million delayed draw facility under Interline New Jersey’s bank credit facility.

The following table summarizes the preliminary allocation of the purchase price to the AmSan assets acquired and liabilities assumed at estimated fair values (in thousands):

Current assets	$53,282
Property and equipment	2,983
Goodwill	64,948
Intangible assets	43,600
Other assets	631
Total assets acquired	165,444
Current liabilities	31,150
Other liabilities	1,255
Total liabilities assumed	32,405
Net assets acquired	$133,039

Given the recent acquisition date, Interline New Jersey has not completed its integration plan; therefore, the final purchase price allocation is not yet complete. Interline New Jersey expects to complete the allocation process during the three months ended June 29, 2007.

Acquisition Reserves

The following table summarizes the changes to reserves assumed in connection with the Company’s business combinations (in thousands):

	Employee Severance and Relocation	Facility Closing and Other Costs	Total
Balance at December 29, 2006	$1,093	$5,321	$6,414
Payments	(607)	(42)	(649)
Balance at March 30, 2007	$486	$5,279	$5,765

3.                                      EARNINGS PER SHARE

Earnings per share for all periods has been computed in accordance with FASB Statement No. 128, Earnings per Share, (“FAS 128”). Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period as adjusted for the potential dilutive effect of stock options and non-vested shares of restricted stock, restricted share units and deferred stock units using the treasury stock method.

The following summarizes the shares of common stock used to calculate earnings per share including the potentially dilutive impact of stock options, restricted stock, restricted share units and deferred stock units, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares:

	Three Months Ended
	March 30,	March 31,
	2007	2006
Weighted average shares outstanding - basic	32,217,839	32,091,133
Dilutive shares resulting from:
Stock options	312,170	416,735
Restricted stock	27,778	65,494
Restricted share units	44,516	11,141
Deferred stock units	845	—
Weighted average shares outstanding - diluted	32,603,148	32,584,503

During the three months ended March 30, 2007 and March 31, 2006, options to purchase 668,665 shares and 226,507 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because the exercise prices of those options are greater than the average market value of common stock and the effect would be anti-dilutive.

4.                                      COMPREHENSIVE INCOME

Comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The components of comprehensive income for the three months ended March 30, 2007 and March 31, 2006 are as follows (in thousands):

	Three Months Ended
	March 30,	March 31,
	2007	2006

Net income	$9,440	$8,441

Other comprehensive income (loss):
Amortization of unrecognized gain on employee benefits	(77)	—
Foreign currency translation	39	(17)
Total comprehensive income	$9,402	$8,424

5.                                      SHARE-BASED COMPENSATION

Share-based compensation expense was $1.5 million and $0.7 million for three months ended March 30, 2007 and March 31, 2006, respectively. As of March 30, 2007, there was $11.5 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. The expense is expected to be recognized over a weighted-average period of 2.7 years.

During the three months ended March 30, 2007 and March 31, 2006, the Company granted 402,851 and 345,202 stock options, respectively, with a weighted-average grant date fair value of $6.78 and $7.56, respectively. As permitted by FASB Statement No. 123 (revised 2004), Share-Based Compensation, (“FAS 123R”) the fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility is based on historical performance of the Company’s stock. The Company also uses historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The Black-Scholes weighted-average assumptions were as follows:

	Three Months Ended
	March 30,	March 31,
	2007	2006
Expected volatility	27.0%	26.0%
Expected dividends	0.0%	0.0%
Risk-free interest rate	4.5%	4.8%
Expected life (in years)	5.0	5.0

During the three months ended March 30, 2007, 12,461 stock options were exercised with an intrinsic value of $0.1 million. There were no stock options exercised during the three months ended March 31, 2006.

A summary status of restricted stock, restricted share units and deferred stock units as of March 30, 2007, and changes during the year then ended is presented below:

	Restricted Stock		Restricted Share Units		Deferred Stock Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at December 29, 2006	137,335	$16.34	196,595	$23.35	12,924	$25.17
Granted	4,600	22.27	157,104	20.79	1,482	21.92
Vested	(54,770)	15.00	—	—	—	—
Outstanding at March 30, 2007	87,165	$17.49	353,699	$22.21	14,406	$24.83

During the three months ended March 30, 2007 and March 31, 2006, 54,770 and 58,607 shares of restricted stock vested, respectively. The total fair value of restricted stock vested during the three months ended March 30, 2007 and March 31, 2006 was $1.1 million and $1.4 million, respectively.

6.             INCOME TAXES

Effective December 30, 2006, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes, (“FAS 109”). FIN 48 clarifies the application of FAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.

As a result of the implementation of FIN 48, the Company recognized an increase of $0.8 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the December 30, 2006 balance of accumulated deficit. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $1.4 million. Of this $1.4 million, $1.0 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate. In addition, during the three months ended March 30, 2007, the Company recognized $0.1 million in additional income tax benefits associated with uncertain tax positions and increased the related liability to $1.5 million.

The Company recognizes potential accrued penalties and accrued interest related to unrecognized tax benefits within its statements of earnings as selling, general and administrative expenses and interest expense, respectively. In conjunction with the adoption of FIN 48, the Company accrued $0.4 million of interest and penalties at December 30, 2006 which is included as a component of the $1.4 million unrecognized tax benefits noted above. During the three months ended March 30, 2007, the Company recognized less than $0.1 million in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of selling, general and administrative expenses and interest expense, respectively.

The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for years before 2004 and is no longer subject to state and local, or foreign income tax examinations by tax authorities for years before 2003.

The Company does not anticipate that total unrecognized tax benefits will significantly change prior to March 28, 2008.

7.                                      GUARANTOR SUBSIDIARIES

In June 2006, Interline New Jersey (the “Subsidiary Issuer”) issued $200.0 million of 8 1/8% senior subordinated notes due 2014 and entered into a $330.0 million bank credit facility. The 8 1/8% senior subordinated notes and the bank credit facility are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company (the “Parent Company”) and all of Interline New Jersey’s 100% owned domestic subsidiaries: Wilmar Holdings, Inc., Wilmar Financial, Inc., Glenwood Acquisition LLC and AmSan LLC (collectively the “Guarantor Subsidiaries”). The guarantees by the Parent Company and the Guarantor Subsidiaries are senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior subordinated indebtedness and subordinated to any of their existing and future senior indebtedness.

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

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF MARCH 30, 2007

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$36,104	$16	$(1,176)	$34,944
Accounts receivable - trade	—	126,556	26,110	—	152,666
Inventory	—	178,335	17,100	—	195,435
Intercompany receivable	—	—	105,937	(105,937)	—
Other current assets	—	31,869	2,757	—	34,626
Total current assets	—	372,864	151,920	(107,113)	417,671

Property and equipment, net	—	30,335	2,614	—	32,949
Goodwill	—	248,170	64,948	—	313,118
Other intangible assets, net	—	99,326	42,466	—	141,792
Investment in subsidiaries	330,822	176,344	—	(507,166)	—
Other assets	—	6,459	8,827	(4,828)	10,458
Total assets	$330,822	$933,498	$270,775	$(619,107)	$915,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$66,018	$15,779	$(1,176)	$80,621
Accrued expenses and other current liabilities	—	37,679	8,431	—	46,110
Intercompany payable	—	50,955	—	(50,955)	—
Debt and capital lease - short-term	—	2,518	126	—	2,644
Total current liabilities	—	157,170	24,336	(52,131)	129,375

Long-Term Liabilities:
Term debt and capital lease - long-term	—	415,246	3,466	—	418,712
Other liabilities	—	36,191	888	—	37,079
Total liabilities	—	608,607	28,690	(52,131)	585,166

Senior preferred stock	—	519,276	—	(519,276)	—

Stockholders’ equity (deficit)	330,822	(194,385)	242,085	(47,700)	330,822
Total liabilities and stockholders’ equity	$330,822	$933,498	$270,775	$(619,107)	$915,988

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF DECEMBER 29, 2006

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$8,783	$15	$(1,946)	$6,852
Accounts receivable - trade	—	119,118	23,783	—	142,901
Inventory	—	183,023	18,639	—	201,662
Intercompany receivable	—	—	103,564	(103,564)	—
Other current assets	—	35,385	5,351	—	40,736
Total current assets	—	346,309	151,352	(105,510)	392,151

Property and equipment, net	—	29,164	2,590	—	31,754
Goodwill	—	248,074	65,003	—	313,077
Other intangible assets, net	—	100,596	42,844	—	143,440
Investment in subsidiaries	320,679	176,523	—	(497,202)	—
Other assets	—	6,186	8,570	(4,609)	10,147
Total assets	$320,679	$906,852	$270,359	$(607,321)	$890,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$53,976	$15,463	$(1,946)	$67,493
Accrued expenses and other current liabilities	—	31,181	13,543	—	44,724
Intercompany payable	—	52,060	—	(52,060)	—
Debt and capital lease - short-term	—	2,594	129	—	2,723
Total current liabilities	—	139,811	29,135	(54,006)	114,940

Long-Term Liabilities:
Term debt and capital lease - long-term	—	415,838	3,495	—	419,333
Other liabilities	—	34,799	818	—	35,617
Total liabilities	—	590,448	33,448	(54,006)	569,890

Senior preferred stock	—	501,763	—	(501,763)	—

Stockholders’ equity (deficit)	320,679	(185,359)	236,911	(51,552)	320,679
Total liabilities and stockholders’ equity	$320,679	$906,852	$270,359	$(607,321)	$890,569

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 30, 2007

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$231,856	$63,547	$—	$295,403
Cost of sales	—	144,374	38,735	—	183,109
Gross profit	—	87,482	24,812	—	112,294

Operating Expenses:
Selling, general and administrative expenses	—	70,779	14,526	—	85,305
Depreciation and amortization	—	2,884	667	—	3,551
Equity earnings of subsidiaries	(15,483)	(4,988)	—	20,471	—
Total operating expense	(15,483)	68,675	15,193	20,471	88,856
Operating income	15,483	18,807	9,619	(20,471)	23,438

Interest (expense) income, net	—	(6,544)	(1,616)	—	(8,160)
Other income	—	205	219	(219)	205
Income before income taxes	15,483	12,468	8,222	(20,690)	15,483
Income tax provision	6,043	3,028	3,015	(6,043)	6,043
Net income	9,440	9,440	5,207	(14,647)	9,440
Preferred stock dividends	—	(17,513)	—	17,513	—
Net income (loss) attributable to common stockholders	$9,440	$(8,073)	$5,207	$2,866	$9,440

(1)          The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$224,674	$—	$—	$224,674
Cost of sales	—	138,966	—	—	138,966
Gross profit	—	85,708	—	—	85,708

Operating Expenses:
Selling, general and administrative expenses	—	61,672	6	—	61,678
Depreciation and amortization	—	3,445	—	—	3,445
Equity earnings of subsidiaries	(13,819)	(2,663)	—	16,482	—
Total operating expense	(13,819)	62,454	6	16,482	65,123
Operating income	13,819	23,254	(6)	(16,482)	20,585

Interest (expense) income, net	—	(11,061)	4,169	—	(6,892)
Other income	—	126	126	(126)	126
Income before income taxes	13,819	12,319	4,289	(16,608)	13,819
Income tax provision	5,378	3,878	1,500	(5,378)	5,378
Net income	8,441	8,441	2,789	(11,230)	8,441
Preferred stock dividends	—	(15,268)	—	15,268	—
Net income (loss) attributable to common stockholders	$8,441	$(6,827)	$2,789	$4,038	$8,441

(1)          The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 30, 2007

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash provided by operating activities	$—	$30,147	$1,110	$770	$32,027
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(3,210)	(307)	—	(3,517)
Purchase of businesses, net of cash acquired	—	767	209	(979)	(3)
Net cash (used in) provided by investing activities	—	(2,443)	(98)	(979)	(3,520)
Cash Flows from Financing Activities:
Repayment of debt and capital lease obligations	—	(701)	(32)	—	(733)
Other	—	311	(979)	979	311
Net cash provided by (used in) financing activities	—	(390)	(1,011)	979	(422)
Effect of exchange rate changes on cash and cash equivalents	—	7	—	—	7
Net increase (decrease) in cash and cash equivalents	—	27,321	1	770	28,092
Cash and cash equivalents at beginning of period	—	8,783	15	(1,946)	6,852
Cash and cash equivalents at end of period	$—	$36,104	$16	$(1,176)	$34,944

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash (used in) provided by operating activities	$—	$18,772	$(3)	$—	$18,769
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(1,527)	—	—	(1,527)
Purchase of businesses, net of cash acquired	—	(193)	—	—	(193)
Net cash used in investing activities	—	(1,720)	—	—	(1,720)
Cash Flows from Financing Activities:
Decrease in revolver, net	—	(3,000)	—	—	(3,000)
Repayment of debt and capital lease obligations	—	(433)	—	—	(433)
Other	—	155	—	—	155
Net cash provided by (used in) financing activities	—	(3,278)	—	—	(3,278)
Effect of exchange rate changes on cash and cash equivalents	—	(17)	—	—	(17)
Net (decrease) increase in cash and cash equivalents	—	13,757	(3)	—	13,754
Cash and cash equivalents at beginning of period	—	2,935	23	—	2,958
Cash and cash equivalents at end of period	$—	$16,692	$20	$—	$16,712

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

Overview

We are a leading national distributor and direct marketer of maintenance, repair and operations (“MRO”) products. We stock over 80,000 plumbing, electrical, hardware, security, heating, ventilation and air conditioning, janitorial and sanitary and other MRO products and sell to approximately 200,000 active customer accounts. Our products are primarily used for the repair, maintenance, remodeling and refurbishment of properties and non-industrial facilities. We are able to realize high operating margins by focusing on repair, maintenance, remodeling and refurbishment customers, who generally make smaller, more frequent purchases and require high levels of service. Our diverse customer base includes facilities maintenance customers, which consist of multi-family housing facilities, educational institutions, lodging and health care facilities, government properties and building service contractors; professional contractors who are primarily involved in the repair, remodeling and construction of residential and non-industrial facilities; and specialty distributors, including plumbing and hardware retailers. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

We market and sell our products primarily through ten distinct and targeted brands, each of which is nationally recognized in the markets we serve for providing premium products at competitive prices with reliable same-day and/or next-day delivery. Wilmar, Sexauer, Maintenance USA and AmSan brands generally serve our facilities maintenance customers; Barnett, U.S. Lock, Sun Star and Copperfield brands generally serve our professional contractor customers; Hardware Express and AF Lighting brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of approximately 670 field sales representatives, approximately 525 telesales and customer service representatives, a direct marketing program of approximately five million pieces annually, brand-specific websites and a national accounts sales program. We deliver our products through our network of 77 regional distribution centers, 38 professional contractor showrooms located throughout the United States and Canada, a national distribution center, or NDC, in Nashville, Tennessee, 15 vendor managed inventory locations at large professional contractor customer locations and a dedicated fleet of trucks. Our broad distribution network allows us the ability to provide reliable, same-day and/or next-day delivery service to 98% of the U.S. population.

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

Results of Operations

The following table presents information derived from the condensed consolidated statements of earnings expressed as a percentage of revenues for the three months ended March 30, 2007 and March 31, 2006:

	% of Net Sales		% Increase
	Three Months Ended		(Decrease)
	March 30,	March 31,	2007
	2007	2006	vs. 2006 (1)

Net sales	100.0%	100.0%	31.5%
Cost of sales	62.0	61.9	31.8
Gross profit	38.0	38.1	31.0

Operating Expenses:
Selling, general and administrative expenses	28.9	27.5	38.3
Depreciation and amortization	1.2	1.5	3.1
Total operating expense	30.1	29.0	36.4
Operating income	7.9	9.2	13.9

Interest expense	(2.9)	(3.1)	23.1
Interest income	0.1	0.0	N/M
Other income	0.1	0.1	N/M
Income before income taxes	5.2	6.2	12.0
Income tax provision	(2.0)	(2.4)	12.4
Net income	3.2%	3.8%	11.8%

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

	Three Months Ended
	March 30,	March 31,
	2007	2006	% Variance

Net Sales	$295,403	$224,674	31.5%
Less Acquisitions:
AmSan	(63,547)	—
Organic Sales	$231,856	$224,674	3.2%

Daily Sales:
Ship Days	64	64
Average Daily Sales	$4,616	$3,511	31.5%
Average Organic Daily Sales	$3,623	$3,511	3.2%

Average organic daily sales is presented herein because we believe it to be relevant and useful information to our investors since it is used by our management to evaluate the operating performance of our business, as adjusted to exclude the impact of the acquisition of AmSan, and compare our organic operating performance with that of our competitors. However, average organic daily sales is not a measure of financial performance under GAAP and it should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as net sales. Management utilizes average organic daily sales as an operating performance measure in conjunction with GAAP measures such as net sales.

Overview. During the three months ended March 30, 2007, our average daily sales grew 31.5% including 3.2% average organic daily sales growth and 28.3% average daily sales growth attributable to our July 2006 acquisition of AmSan LLC (“AmSan”). Our organic growth is a result of strong sales performance in the facilities maintenance markets that we serve, which represent over 60% of our sales, offset by a slow down in sales during what continues to be a soft economic period of the professional contractor and specialty distributor markets that we serve. Our gross margins during the first quarter decreased 10 basis points to 38.0% compared to the prior year quarter. Total SG&A expenses during the first quarter were 28.9% of sales or 140 basis points higher than the prior year quarter, reflecting the effect of the AmSan acquisition, expected incremental share based compensation expense, higher health care costs and continued investments in our growth initiatives including the expansion of our national accounts program, the addition of field sales professionals and the addition of new products.

Three Months Ended March 30, 2007 Compared to Three Months Ended March 31, 2006

Net Sales. Our net sales increased by $70.7 million, or 31.5%, to $295.4 million in the three months ended March 30, 2007 from $224.7 million in the three months ended March 31, 2006. Of the $70.7 million increase, $63.5 million was attributable to our AmSan acquisition and the remaining $7.2 million was driven by continued growth in our facilities maintenance markets partially offset by the slow down in our professional contractor and specialty distributor markets.

Gross Profit. Gross profit increased by $26.6 million, or 31.0%, to $112.3 million in the three months ended March 30, 2007 from $85.7 million in the three months ended March 31, 2006. Gross profit margins decreased 10 basis points to 38.0% for the three months ended March 30, 2007 compared to 38.1% for the three months ended March 31, 2006.

Selling, General and Administrative Expenses. SG&A expenses increased by $23.6 million, or 38.3%, to $85.3 million in the three months ended March 30, 2007 from $61.7 million in the three months ended March 31, 2006. Increased SG&A expenses related to our AmSan acquisition accounted for $19.0 million of the $23.6 million increase. Excluding AmSan, SG&A expenses increased 7.6% in the three months ended March 30, 2007. SG&A expenses as a percentage of sales were 28.9% in the three months ended March 30, 2007 compared to 27.5% in the three months ended March 31, 2006. Certain expenses within SG&A, such as the costs of running regional distribution centers, delivery expenses and selling expenses, fluctuate with sales volume. The increase in SG&A expenses included these increases, as well as increased investment in new sales and marketing initiatives and additional share-based compensation associated with restricted share units, deferred stock units and stock options during the three months ended March 30, 2007, higher health insurance costs and continued investments in our growth drivers.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.1 million, or 3.1%, to approximately $3.6 million in the three months ended March 30, 2007 from $3.4 million in the three months ended March 31, 2006. This increase was due to our AmSan acquisition.

Operating Income. As a result of the foregoing, operating income increased by $3.0 million, or 13.9%, to $23.5 million in the three months ended March 30, 2007 from $20.6 million in the three months ended March 31, 2006. As a percent of sales, operating income decreased to 7.9% in the three months ended March 30, 2007 compared to 9.2% in the three months ended March 31, 2006. This decrease was primarily due to our AmSan acquisition as well as additional share-based compensation associated with restricted share units, deferred stock units and stock options granted during the three months ended March 30, 2007.

Interest Expense. Interest expense increased by $1.6 million in the three months ended March 30, 2007 to $8.6 million from $7.0 million in the three months ended March 31, 2006. This increase was primarily due to incrementally higher debt balances resulting from our $130.0 million debt financed acquisition of AmSan in July 2006.

Provision for Income Taxes. The effective tax rate for the three months ended March 30, 2007 was 39.0% compared to 38.9% in the three months ended March 31, 2006. The increase in the effective tax rate was due primarily to the additional liability associated with unrecognized tax benefits arising from the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, (“FIN 48”) partially offset by the change in a state’s measurement of tax from an income tax-based method to a non-income tax-based method.

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

We have $200.0 million of 8 1/8% senior subordinated notes due 2014 and a $330.0 million bank credit facility. The bank credit facility consists of a $230.0 million 7-year term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit.

The 8 1/8% senior subordinated notes were priced at 99.3%, or $198.6 million, of their principal amount, representing a yield to maturity of 8¼%. We will amortize the discount of $1.4 million over the term of the 8 1/8% senior subordinated notes. As of March 30, 2007, the 8 1/8% senior subordinated notes had a fair market value of $206.5 million. The 8 1/8% senior subordinated notes mature on June 15, 2014 and interest is payable on June 15 and December 15 of each year.

The debt instruments of Interline New Jersey, primarily the credit facility entered into on June 23, 2006 and the indenture governing the terms of the 8 1/8% senior subordinated notes, contain significant restrictions on the payment of dividends and distributions to us by Interline New Jersey. Interline New Jersey’s credit facility allows it to pay dividends, make distributions to us or make investments in us in an aggregate amount not to exceed $2.0 million during any fiscal year, so long as Interline New Jersey is not in default or would be in default as a result of such payments. In addition, ordinary course distributions for overhead (up to $3.0 million annually) and taxes are permitted, as are annual payments of up to $7.5 million in respect of our stock option or other benefit plans for management or employees and (provided Interline New Jersey is not in default) aggregate payments of up to $40.0 million depending on the pro forma net leverage ratio as of the last day of the previous quarter. In addition, the indenture for the 8 1/8% senior subordinated notes generally restricts the ability of Interline New Jersey to pay distributions to us and to make advances to, or investments in, us to an amount generally equal to 50% of the net income of Interline New Jersey, plus an amount equal to the net proceeds from certain equity issuances, subject to compliance with a leverage ratio and no default having occurred and continuing. The indenture also contains certain permitted exceptions including (1) allowing us to pay our franchise taxes and other fees required to maintain our corporate existence, to pay for general corporate and overhead expenses and to pay expenses incurred in connection with certain financing, acquisition or disposition transactions, in an aggregate amount not to exceed $10.0 million per year; (2) allowing certain tax payments; and (3) allowing certain permitted distributions up to $75.0 million. The bank credit facility also allows for certain incremental term loans and incremental commitments under the revolving credit facility which are available to Interline New Jersey to repay indebtedness and make acquisitions if certain conditions, including various financial ratios are met. For a further description of the credit facility, see “—Credit Facility” below.

Financial Condition

Working capital increased by $11.1 million to $288.3 million as of March 30, 2007 from $277.2 million as of December 29, 2006. The increase in working capital was primarily funded by cash flows from operating activities.

Cash Flow

Net cash provided by operating activities was $32.0 million in the three months ended March 30, 2007 compared to net cash provided by operating activities of $18.8 million in the three months ended March 31, 2006. The increase of $13.2 million in net cash provided by operating activities in the three months ended March 30, 2007 compared to the three months ended March 31, 2006 was primarily as a result of returns on our previous investments in working capital. Changes in our working capital components generated $16.9 million during the three months ended March 30, 2007 compared to $6.2 million during the three months ended March 31, 2006. The increase in cash generated from working capital primarily consists of incremental cash generated from inventory and accounts payable of $5.6 million and $13.4 million, respectively, offset by incremental cash used by accounts receivable of $6.3 million.

Net cash used in investing activities was $3.5 million in the three months ended March 30, 2007 compared to net cash used in investing activities of $1.7 million in the three months ended March 31, 2006. Net cash used in investing activities in the three months ended March 30, 2007 and March 31, 2006 was primarily attributable to capital expenditures made in the ordinary course of business and costs related to purchases of businesses, net of cash. The increase in net cash used in investing activities in the three months ended March 31, 2007 was attributable to capital expenditures associated with the expansion of existing distribution centers and warehouse equipment as well as investments in our information technology systems necessary for the integration of our AmSan acquisition.

Net cash used in financing activities totaled $0.4 million in the three months ended March 30, 2007 compared to net cash used in financing activities of $3.3 million in the three months ended March 31, 2006. Net cash used in financing activities in the three months ended March 30, 2007 and March 31, 2006 was primarily attributable to our repayment of borrowings on our credit facility and capital lease obligations partially offset by proceeds from stock options exercised and excess tax benefits from share-based compensation. The decrease in net cash used in financing activities in the three months ended March 30, 2007 compared to the three months ended March 31, 2006 was due to the repayment of $3.0 million in borrowings on our revolving credit facility in the three months ended March 31, 2006. No such repayment was necessary in the three months ended March 30, 2007 because we did not borrow against our revolving credit facility during that period.

Capital Expenditures

Capital expenditures were $3.5 million in the three months ended March 30, 2007 compared to $1.5 million in the three months ended March 31, 2006. Capital expenditures as a percentage of sales were 1.2% in the three months ended March 30, 2007 compared to 0.7% in the three months ended March 31, 2006. The increase in capital expenditures is due to the expansion of existing distribution centers and warehouse equipment as well as investments in our information technology systems necessary for the integration of our AmSan acquisition.

Credit Facility

Borrowings under the term loan, the delayed draw facility and the revolving credit facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.75% or at the alternate base rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus 0.75%. As of March 30, 2007, the interest rate in effect with respect to the term loan and the delayed draw facility was 7.07% for the LIBOR option and 9.00% for the alternate base rate option. Outstanding letters of credit under the revolving credit facility are subject to a per annum fee equal to the applicable margin under the revolving credit facility. The interest rate margin is subject to pricing adjustments at the end of each fiscal quarter based on net total indebtedness to consolidated EBITDA. The term loan and the delayed draw facility mature on June 23, 2013 and the revolving loan facility matures on June 23, 2012. Amounts under the term loan and the delayed draw facility are due and payable in quarterly installments equal to 1.0% of the original principal amount on an annual basis through June 23, 2013, with the balance payable in one final installment at the maturity date.

The bank credit facility, which is secured by substantially all of the assets of Interline New Jersey and is guaranteed by us and by the domestic subsidiaries of Interline New Jersey, contains affirmative, negative and financial covenants that limit Interline New Jersey’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain certain financial ratios as of the last day of each fiscal quarter, including a minimum ratio based on an adjusted and consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated cash interest expense and a maximum ratio of net total indebtedness to an adjusted consolidated EBITDA. Interline New Jersey and the Company were in compliance with all covenants at March 30, 2007.

In connection with the bank credit facility, Interline New Jersey is required to pay administrative fees, commitment fees, letter of credit issuance and administration fees and certain expenses and to provide certain indemnities, all of which are customary for financings of this type. The bank credit facility also allows for certain incremental term loans and incremental commitments under the revolving credit facility which are available to Interline New Jersey to repay indebtedness and make acquisitions if certain conditions, including various financial ratios are met.

As of March 30, 2007, Interline New Jersey had $13.9 million of letters of credit issued under the revolving loan facility and $218.3 million aggregate principal outstanding under the term loan facility.

Liquidity

Historically, our capital requirements have been for debt service obligations, working capital requirements, including for inventory, accounts receivable and accounts payable, acquisitions, the expansion and maintenance of our distribution network and upgrades of our information systems. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through cash flow generated from operating activities and funds borrowed under our credit facility. We expect our cash flow from operations and the loan availability under our credit facility to continue to be our primary source of funds in the future. Letters of credit, which are issued under the revolving loan facility under our credit facility, are used to support payment obligations incurred for our general corporate purposes.

As of March 30, 2007, we had approximately $86.1 million of availability under Interline New Jersey’s $100.0 million revolving credit facility.

We believe that cash flow from operations and available borrowing capacity under our new credit facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the next twelve months.

Contractual Obligations

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 29, 2006 filed with the SEC. Other than the adoption of FIN 48 as described in “Note 6. Income Taxes” to the unaudited condensed consolidated financial statements above, there have been no material changes to our contractual obligations since December 29, 2006. As of March 30, 2007, we cannot reasonably estimate the period of cash settlement on our unrecognized tax benefits. In addition, we do not anticipate that our total unrecognized tax benefits will significantly change prior to March 28, 2008.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 29, 2006 filed with the SEC. During the three months ended March 30, 2007, there were no significant changes to any of our critical accounting policies.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We are aware of the potentially unfavorable effects inflationary pressures may create through higher product and material costs, higher asset replacement costs and related depreciation and higher interest rates. In addition, our operating performance is affected by price fluctuations in copper, oil, stainless steel, aluminum, zinc, plastic and PVC and other commodities and raw materials. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins. However, such commodity price fluctuations have from time to time created cyclicality in our financial performance, and could continue to do so in the future. In addition, our use of priced catalogs may not allow us to offset such cost increases quickly, resulting in a decrease in gross margins and profit.

Interest Rate Risk

Our variable rate term debt is sensitive to changes in the general level of interest rates. As of March 30, 2007, the interest rate in effect with respect to our $218.3 million variable rate term debt was 7.07% for the LIBOR option and 9.00% for the alternate base rate option. While our variable rate term debt obligations expose us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance or results of operations. Based on the outstanding variable rate term debt as of March 30, 2007, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $0.6 million pre-tax change to our statement of operations for the three months ended March 30, 2007.

The fair market value of our fixed rate debt is subject to interest rate risk. As of March 30, 2007, the fair market value of our $200.0 million 8 1/8% senior subordinated notes was $206.5 million.

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of March 30, 2007.

Derivative Financial Instruments

Historically, we entered into derivative financial instruments from time to time, including interest rate exchange agreements, or swaps, to manage our exposure to fluctuations in interest rates on our debt. As of March 30, 2007, we did not have any interest rate swap exchange agreements, or swaps. Under our former swap agreements, we pay a fixed rate on the notional amount to our banks and the banks pay us a variable rate on the notional amount equal to a base LIBOR rate. Our derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies.

We periodically evaluate the costs and benefits of any changes in our interest rate risk. Based on such evaluation, we may enter into new interest rate swaps to manage our interest rate exposure.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material effect upon our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

For information regarding factors that could affect our financial position, results of operations and cash flows, see the risk factors discussion provided in our Annual Report on Form 10-K for the year ended December 29, 2006 in Part I. Item 1A. Risk Factors. See also “Part I. Item 2—Forward Looking Statements” above.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 29, 2006.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

The following table summarizes repurchases of our stock, comprising entirely of shares returned to us to satisfy employee tax withholding obligations that arose upon the vesting of restricted stock awards, during the three months ended March 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2007 (December 30 – January 26)	—	$—	—	—
February 2007 (January 27 – February 23)	—	—	—	—
March 2007 (February 24 – March 30)	15,246	20.79	—	—
Total	15,246	$20.79	—	—

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

INTERLINE BRANDS, INC.
Registrant

Date: May 4, 2007	By:	/S/ THOMAS J. TOSSAVAINEN
Thomas J. Tossavainen
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)