Form 10-Q
period 2007-06-29
INTERLINE BRANDS, INC./DE
filed 2007-08-03
CIK 1292900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2007, there were 32,299,963 shares of the registrant’s common stock outstanding (excluding 39,400 shares held in treasury), par value $0.01.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF JUNE 29, 2007 AND DECEMBER 29, 2006

(in thousands, except share and per share data)

	June 29,	December 29,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$33,437	$6,852
Accounts receivable - trade (net of allowance for doubtful accounts of $9,005 and $10,224)	166,690	142,901
Accounts receivable - other	13,766	15,663
Inventory	205,214	201,662
Prepaid expenses and other current assets	6,408	7,252
Deferred income taxes	18,981	17,821
Total current assets	444,496	392,151

Property and equipment, net	34,969	31,754
Goodwill	314,262	313,077
Other intangible assets, net	140,110	143,440
Other assets	10,515	10,147
Total assets	$944,352	$890,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,730	$67,493
Accrued expenses and other current liabilities	39,343	38,722
Accrued interest	726	3,516
Income taxes payable	1,653	2,486
Current portion of long-term debt	2,414	2,416
Capital lease - current	210	307
Total current liabilities	144,076	114,940

Long-term liabilities:
Deferred income taxes	34,780	34,799
Long-term debt, net of current portion	417,511	418,650
Capital lease - long term	575	683
Other liabilities	2,359	818
Total liabilities	599,301	569,890
Commitments and contingencies
Senior preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares outstanding as of June 29, 2007 and December 29, 2006	—	—

Stockholders’ equity:
Common stock; $0.01 par value, 100,000,000 authorized; 32,336,184 issued and 32,296,784 outstanding as of June 29, 2007 and 32,308,221 issued and 32,284,069 outstanding as of December 29, 2006	323	323
Additional paid-in capital	565,364	561,634
Accumulated deficit	(221,213)	(241,852)
Accumulated other comprehensive income	1,392	1,072
Treasury stock, at cost, 39,400 shares as of June 29, 2007 and 24,152 shares as of December 29, 2006	(815)	(498)
Total stockholders’ equity	345,051	320,679
Total liabilities and stockholders’ equity	$944,352	$890,569

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 29, 2007 AND JUNE 30, 2006

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006

Net sales	$313,247	$235,409	$608,650	$460,083
Cost of sales	195,280	145,913	378,389	284,879
Gross profit	117,967	89,496	230,261	175,204

Operating expenses:
Selling, general and administrative expenses	86,935	63,303	172,240	124,981
Depreciation and amortization	3,667	3,509	7,218	6,954
Total operating expense	90,602	66,812	179,458	131,935
Operating income	27,365	22,684	50,803	43,269

Loss on extinguishment of debt	—	(20,700)	—	(20,700)
Interest expense	(8,487)	(6,982)	(17,047)	(13,934)
Interest income	589	174	989	234
Other income	154	129	359	255
Income (Loss) before income taxes	19,621	(4,695)	35,104	9,124
Income tax provision (benefit)	7,646	(1,830)	13,689	3,548
Net income (loss)	$11,975	$(2,865)	$21,415	$5,576

Earnings (Loss) per share:
Basic	$0.37	$(0.09)	$0.66	$0.17
Diluted	$0.37	$(0.09)	$0.66	$0.17

Weighted average shares outstanding:
Basic	32,226,176	32,121,936	32,219,593	32,106,534
Diluted	32,704,448	32,121,936	32,651,384	32,667,695

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 29, 2007

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Stock	Equity

Balance at December 29, 2006	32,308,221	$323	$561,634	$(241,852)	$1,072	$(498)	$320,679
Share-based compensation			3,193				3,193
Issuance of restricted stock	4,600	—	—				—
Issuance of common stock from stock options exercised	23,363	—	341				341
Tax benefits on stock options exercised			72				72
Tax benefits on other vested share-based payments			124				124
Repurchase of common stock						(317)	(317)
Cumulative impact of change in accounting for uncertainty in income taxes				(776)			(776)
Comprehensive income:
Net income				21,415
Amortization of unrecognized gain on employee benefits					(78)
Foreign currency translation					398
Total comprehensive income							21,735
Balance at June 29, 2007	32,336,184	$323	$565,364	$(221,213)	$1,392	$(815)	$345,051

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 29, 2007 AND JUNE 30, 2006

(in thousands)

	Six Months Ended
	June 29,	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$21,415	$5,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,644	6,954
Amortization of debt issuance costs	541	821
Amortization of discount on 8 1/8 % senior subordinated notes	66	—
Write-off of debt issuance costs	—	7,037
Tender and redemption premiums on 11 1/2 % senior subordinated notes	—	13,663
Share-based compensation	3,193	1,622
Deferred income taxes	(965)	(2,390)
Provision for doubtful accounts	1,753	1,684
(Gain) Loss on disposal of property and equipment	(12)	30
Excess tax benefits from share-based compensation	(196)	(388)

Changes in assets and liabilities which provided (used) cash, net of business acquired:
Accounts receivable - trade	(25,383)	(16,097)
Accounts receivable - other	1,909	2,995
Inventory	(3,327)	(5,813)
Prepaid expenses and other current assets	855	(1,215)
Other assets	(326)	(1,183)
Accounts payable	32,195	6,094
Accrued expenses and other current liabilities	(1,237)	1,437
Accrued interest	(2,790)	(1,753)
Income taxes payable	11	(7,159)
Other liabilities	55	—
Net cash provided by operating activities	35,401	11,915
Cash flows from investing activities:
Purchase of property and equipment, net	(7,978)	(3,711)
Purchase of businesses, net of cash acquired	(3)	(355)
Net cash used in investing activities	(7,981)	(4,066)

(Continued)

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)-Continued

SIX MONTHS ENDED JUNE 29, 2007 AND JUNE 30, 2006

(in thousands)

	Six Months Ended
	June 29,	June 30,
	2007	2006
Cash Flows from Financing Activities:
Decrease in revolver, net	—	(3,000)
Repayment of term debt	(1,208)	(148,800)
Repayment of 11 1/2% senior subordinated notes	—	(130,000)
Payment of tender and redemption premiums on 11 1/2% senior subordinated notes	—	(13,663)
Proceeds from issuance of 8 1/8% senior subordinated notes, net of discount	—	198,566
Proceeds from issuance of term debt	—	100,000
Payment of debt issuance costs	(34)	(7,326)
Proceeds from stock options exercised	349	685
Excess tax benefits from share-based compensation	196	388
Payments on capital lease obligations	(205)	(204)
Net cash used in financing activities	(902)	(3,354)
Effect of exchange rate changes on cash and cash equivalents	67	172
Net increase in cash and cash equivalents	26,585	4,667
Cash and cash equivalents at beginning of period	6,852	2,958
Cash and cash equivalents at end of period	$33,437	$7,625

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$19,562	$14,854
Income taxes, net of refunds	$14,942	$13,526

Schedule of non-cash investing and financing activities:
Adjustments to liabilities assumed and goodwill on businesses acquired	$1,298	$866
Treasury stock acquired with accrued expenses and other current liabilities	$317	$498

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

Our net sales for the three and six months ended June 29, 2007 and June 30, 2006 by product category were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
Product Category	2007	2006	2007	2006
Plumbing	$95,854	$92,987	$191,860	$188,473
Janitorial and sanitary	72,674	5,650	140,321	11,042
Electrical	25,373	31,545	57,572	61,651
Heating, ventilation and air conditioning	29,759	33,687	54,300	60,050
Appliances	18,168	13,889	33,529	26,471
Security	15,662	13,418	30,728	27,123
Hardware	14,722	13,183	27,720	25,540
Other	41,035	31,050	72,620	59,733
Total	$313,247	$235,409	$608,650	$460,083

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

The following table summarizes the allocation of the purchase price to the AmSan assets acquired and liabilities assumed at estimated fair values (in thousands):

Current assets	$53,650
Property and equipment	2,983
Goodwill	66,092
Intangible assets	43,600
Other assets	631
Total assets acquired	166,956
Current liabilities	32,662
Other liabilities	1,255
Total liabilities assumed	33,917
Net assets acquired	$133,039

Acquisition Reserves

The following table summarizes the changes to reserves assumed in connection with the Company’s business combinations (in thousands):

	Employee Severance and Relocation	Facility Closing and Other Costs	Total
Balance at December 29, 2006	$1,093	$5,321	$6,414
Additions	$248	$698	946
Payments	(813)	(153)	(966)
Balance at June 29, 2007	$528	$5,866	$6,394

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

The following summarizes the shares of common stock used to calculate earnings per share including the potentially dilutive impact of stock options, restricted stock, restricted share units and deferred stock units, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006(1)	2007	2006
Weighted average shares outstanding - basic	32,226,176	32,121,936	32,219,593	32,106,534
Dilutive shares resulting from:
Stock options	370,042	—	341,106	469,797
Restricted stock	21,794	—	24,786	58,468
Restricted share units	84,143	—	64,330	32,146
Deferred stock units	2,293	—	1,569	750
Weighted average shares outstanding - diluted	32,704,448	32,121,936	32,651,384	32,667,695

(1)           During the three months ended June 30, 2006, potential common shares totaling 628,946 were excluded from the computation of loss per share because their effect would be anti-dilutive. Potential common shares include stock options, restricted stock, restricted share units and deferred stock units.

During the three months ended June 29, 2007 and June 30, 2006, options to purchase 1,150,516 shares and 279,007 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because the exercise prices of those options are greater than the average market value of common stock and the effect would be anti-dilutive. During the six months ended June 29, 2007 and June 30, 2006, options to purchase 909,591 shares and 252,783 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because the exercise prices of those options are greater than the average market value of common stock and the effect would be anti-dilutive.

4.             COMPREHENSIVE INCOME

Comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The components of comprehensive income for the three and six months ended June 29, 2007 and June 30, 2006 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Net income	$11,975	$(2,865)	$21,415	$5,576
Other comprehensive income (loss):
Amortization of unrecognized gain on employee benefits	(1)	—	(78)	—
Foreign currency translation	359	189	398	172
Total comprehensive income	$12,333	$(2,676)	$21,735	$5,748

5.             SHARE-BASED COMPENSATION

During the three months ended June 29, 2007 and June 30, 2006, share-based compensation expense was $1.7 million and $0.9 million, respectively. During the six months ended June 29, 2007 and June 30, 2006, share-based compensation expense was $3.2 million and $1.6 million, respectively. As of June 29, 2007, there was $11.3 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. The expense is expected to be recognized over a weighted-average period of 2.4 years.

During the three months ended June 29, 2007 and June 30, 2006, the Company granted 82,500 and 52,500 stock options, respectively, with a weighted-average grant date fair value of $7.38 and $9.48, respectively. During the six months ended June 29, 2007 and June 30, 2006, the Company granted 485,346 and 397,702 stock options, respectively, with a weighted-average grant date fair value of $6.88 and $7.81, respectively. As permitted by FASB Statement No. 123 (revised 2004), Share-Based Compensation, (“FAS 123R”) the fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility is based on historical performance of the Company’s stock. The Company also uses historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The Black-Scholes weighted-average assumptions were as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Expected volatility	26.8%	30.9%	27.0%	26.8%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.5%	5.0%	4.5%	4.8%
Expected life (in years)	5.0	5.0	5.0	5.0

During the three and six months ended June 29, 2007, 10,902 and 23,363 stock options were exercised with an intrinsic value of $0.1 million and $0.2 million, respectively. During the three and six months ended June 30, 2006, 45,680 stock options were exercised with an intrinsic value of $0.5 million.

A summary status of restricted stock, restricted share units and deferred stock units as of June 29, 2007, and changes during the year then ended is presented below:

	Restricted Stock		Restricted Share Units		Deferred Stock Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at December 29, 2006	137,335	$16.34	196,595	$23.35	12,924	$25.17
Granted	4,600	22.27	183,979	21.00	11,477	23.29
Vested	(54,770)	15.00	—	—	—	—
Outstanding at June 29, 2007	87,165	$17.49	380,574	$22.21	24,401	$24.28

During the six months ended June 29, 2007 and June 30, 2006, 54,770 and 58,607 shares of restricted stock vested, respectively. The total fair value of restricted stock vested during the six months ended June 29, 2007 and June 30, 2006 was $1.1 million and $1.5 million, respectively.

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

As a result of the implementation of FIN 48, the Company recognized an increase of $0.8 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the December 30, 2006 balance of accumulated deficit. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $1.4 million. Of this $1.4 million, $1.0 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate. In addition, during the three and six months ended June 29, 2007, the Company recognized less than $0.1 million and $0.1 million, respectively, in additional income tax benefits associated with uncertain tax positions and increased the related liability to $1.5 million.

The Company recognizes potential accrued penalties and accrued interest related to unrecognized tax benefits within its statements of earnings as selling, general and administrative expenses and interest expense, respectively. In conjunction with the adoption of FIN 48, the Company accrued $0.4 million of interest and penalties at December 30, 2006 which is included as a component of the $1.4 million unrecognized tax benefits noted above. During the three and six months ended June 29, 2007, the Company recognized less than $0.1 million and less than $0.1 million, respectively, in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of selling, general and administrative expenses and interest expense, respectively.

The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for years before 2004 and is no longer subject to state and local, or foreign income tax examinations by tax authorities for years before 2003.

The Company does not anticipate that total unrecognized tax benefits will significantly change prior to June 28, 2008.

7.                                      GUARANTOR SUBSIDIARIES

In June 2006, Interline New Jersey (the “Subsidiary Issuer”) issued $200.0 million of 8⅛% senior subordinated notes due 2014 and entered into a $330.0 million bank credit facility. The 8⅛% senior subordinated notes and the bank credit facility are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company (the “Parent Company”) and all of Interline New Jersey’s 100% owned domestic subsidiaries: Wilmar Holdings, Inc., Wilmar Financial, Inc., Glenwood Acquisition LLC and AmSan LLC (collectively the “Guarantor Subsidiaries”). The guarantees by the Parent Company and the Guarantor Subsidiaries are senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior subordinated indebtedness and subordinated to any of their existing and future senior indebtedness.

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

The following tables set forth, on a condensed consolidating basis, the balance sheets, statements of operations and statements of cash flows for the Parent Company, Subsidiary Issuer and Guarantor Subsidiaries for all financial statement periods presented in the Company’s consolidated financial statements. The non-guarantor subsidiaries are minor and are included in the condensed financial data of the Subsidiary Issuer. Subsequent to the issuance of the consolidated financial statements for the three and six months ended June 30, 2006, it was determined that the condensed consolidating financial data for the three and six months ended June 30, 2006 was not presented. The current presentation has been supplemented to reflect the condensed consolidating financial data for the three and six months ended June 30, 2006. The presentation did not affect the Company’s consolidated financial position or consolidated results of operations, nor did it adversely impact the Company’s compliance with debt covenants. The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the following tables do not reflect any such allocation.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF JUNE 29, 2007

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$34,470	$11	$(1,044)	$33,437
Accounts receivable - trade	—	138,752	27,938	—	166,690
Inventory	—	187,123	18,091	—	205,214
Intercompany receivable	—	—	108,694	(108,694)	—
Other current assets	—	36,116	3,039	—	39,155
Total current assets	—	396,461	157,773	(109,738)	444,496

Property and equipment, net	—	32,264	2,705	—	34,969
Goodwill	—	248,170	66,092	—	314,262
Other intangible assets, net	—	98,023	42,087	—	140,110
Investment in subsidiaries	345,051	175,546	—	(520,597)	—
Other assets	—	6,537	8,824	(4,846)	10,515
Total assets	$345,051	$957,001	$277,481	$(635,181)	$944,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$83,588	$17,186	$(1,044)	$99,730
Accrued expenses and other current liabilities	—	32,346	9,376	—	41,722
Intercompany payable	—	50,428	—	(50,428)	—
Debt and capital lease - short-term	—	2,497	127	—	2,624
Total current liabilities	—	168,859	26,689	(51,472)	144,076

Long-term liabilities:
Term debt and capital lease - long-term	—	414,653	3,433	—	418,086
Other liabilities	—	36,321	818	—	37,139
Total liabilities	—	619,833	30,940	(51,472)	599,301

Senior preferred stock	—	537,401	—	(537,401)	—

Stockholders’ equity (deficit)	345,051	(200,233)	246,541	(46,308)	345,051
Total liabilities and stockholders’ equity	$345,051	$957,001	$277,481	$(635,181)	$944,352

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF DECEMBER 29, 2006

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$8,783	$15	$(1,946)	$6,852
Accounts receivable - trade	—	119,118	23,783	—	142,901
Inventory	—	183,023	18,639	—	201,662
Intercompany receivable	—	—	103,564	(103,564)	—
Other current assets	—	35,385	5,351	—	40,736
Total current assets	—	346,309	151,352	(105,510)	392,151

Property and equipment, net	—	29,164	2,590	—	31,754
Goodwill	—	248,074	65,003	—	313,077
Other intangible assets, net	—	100,596	42,844	—	143,440
Investment in subsidiaries	320,679	176,523	—	(497,202)	—
Other assets	—	6,186	8,570	(4,609)	10,147
Total assets	$320,679	$906,852	$270,359	$(607,321)	$890,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$53,976	$15,463	$(1,946)	$67,493
Accrued expenses and other current liabilities	—	31,181	13,543	—	44,724
Intercompany payable	—	52,060	—	(52,060)	—
Debt and capital lease - short-term	—	2,594	129	—	2,723
Total current liabilities	—	139,811	29,135	(54,006)	114,940

Long-term liabilities:
Term debt and capital lease - long-term	—	415,838	3,495	—	419,333
Other liabilities	—	34,799	818	—	35,617
Total liabilities	—	590,448	33,448	(54,006)	569,890

Senior preferred stock	—	501,763	—	(501,763)	—

Stockholders’ equity (deficit)	320,679	(185,359)	236,911	(51,552)	320,679
Total liabilities and stockholders’ equity	$320,679	$906,852	$270,359	$(607,321)	$890,569

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 29, 2007

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$245,189	$68,058	$—	$313,247
Cost of sales	—	152,694	42,586	—	195,280
Gross profit	—	92,495	25,472	—	117,967

Operating expenses:
Selling, general and administrative expenses	—	72,359	14,576	—	86,935
Depreciation and amortization	—	2,998	669	—	3,667
Equity earnings of subsidiaries	(19,621)	(4,442)	—	24,063	—
Total operating expense	(19,621)	70,915	15,245	24,063	90,602
Operating income	19,621	21,580	10,227	(24,063)	27,365

Interest (expense) income, net	—	(11,009)	3,111	—	(7,898)
Other income	—	154	149	(149)	154
Income before income taxes	19,621	10,725	13,487	(24,212)	19,621
Income tax provision	7,646	3,443	4,203	(7,646)	7,646
Net income	11,975	7,282	9,284	(16,566)	11,975
Preferred stock dividends	—	(18,125)	—	18,125	—
Net income (loss) attributable to common stockholders	$11,975	$(10,843)	$9,284	$1,559	$11,975

(1)             The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2006

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$235,409	$—	$—	$235,409
Cost of sales	—	145,913	—	—	145,913
Gross profit	—	89,496	—	—	89,496

Operating expenses:
Selling, general and administrative expenses	—	63,296	7	—	63,303
Depreciation and amortization	—	3,509	—	—	3,509
Equity earnings of subsidiaries	4,695	(2,882)	—	(1,813)	—
Total operating expense	4,695	63,923	7	(1,813)	66,812
Operating income	(4,695)	25,573	(7)	1,813	22,684

Loss on extinguishment of debt	—	(20,700)	—	—	(20,700)
Interest (expense) income, net	—	(11,197)	4,389	—	(6,808)
Other income	—	129	129	(129)	129
Income before income taxes	(4,695)	(6,195)	4,511	1,684	(4,695)
Income tax provision	(1,830)	(3,330)	1,500	1,830	(1,830)
Net income	(2,865)	(2,865)	3,011	(146)	(2,865)
Preferred stock dividends	—	(15,800)	—	15,800	—
Net income (loss) attributable to common stockholders	$(2,865)	$(18,665)	$3,011	$15,654	$(2,865)

(1)             The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 29, 2007

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$477,045	$131,605	$—	$608,650
Cost of sales	—	297,068	81,321	—	378,389
Gross profit	—	179,977	50,284	—	230,261

Operating expenses:
Selling, general and administrative expenses	—	143,138	29,102	—	172,240
Depreciation and amortization	—	5,882	1,336	—	7,218
Equity earnings of subsidiaries	(35,104)	(9,430)	—	44,534	—
Total operating expense	(35,104)	139,590	30,438	44,534	179,458
Operating income	35,104	40,387	19,846	(44,534)	50,803

Interest (expense) income, net	—	(21,986)	5,928	—	(16,058)
Other income	—	359	368	(368)	359
Income before income taxes	35,104	18,760	26,142	(44,902)	35,104
Income tax provision	13,689	6,471	7,218	(13,689)	13,689
Net income	21,415	12,289	18,924	(31,213)	21,415
Preferred stock dividends	—	(35,638)	—	35,638	—
Net income (loss) attributable to common stockholders	$21,415	$(23,349)	$18,924	$4,425	$21,415

(1)             The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$460,083	$—	$—	$460,083
Cost of sales	—	284,879	—	—	284,879
Gross profit	—	175,204	—	—	175,204

Operating expenses:
Selling, general and administrative expenses	—	124,968	13	—	124,981
Depreciation and amortization	—	6,954	—	—	6,954
Equity earnings of subsidiaries	(9,124)	(5,545)	—	14,669	—
Total operating expense	(9,124)	126,377	13	14,669	131,935
Operating income	9,124	48,827	(13)	(14,669)	43,269

Loss on extinguishment of debt	—	(20,700)	—	—	(20,700)
Interest (expense) income, net	—	(22,258)	8,558	—	(13,700)
Other income	—	255	255	(255)	255
Income before income taxes	9,124	6,124	8,800	(14,924)	9,124
Income tax provision	3,548	548	3,000	(3,548)	3,548
Net income	5,576	5,576	5,800	(11,376)	5,576
Preferred stock dividends	—	(31,068)	—	31,068	—
Net income (loss) attributable to common stockholders	$5,576	$(25,492)	$5,800	$19,692	$5,576

(1)             The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 29, 2007

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash provided by operating activities	$—	$32,492	$2,007	$902	$35,401
Cash flows from investing activities:
Purchase of property and equipment, net	—	(7,295)	(683)	—	(7,978)
Purchase of businesses, net of cash acquired	—	1,261	209	(1,473)	(3)
Net cash (used in) provided by investing activities	—	(6,034)	(474)	(1,473)	(7,981)
Cash flows from financing activities:
Repayment of debt and capital lease obligations	—	(1,349)	(64)	—	(1,413)
Other	—	511	(1,473)	1,473	511
Net cash provided by (used in) financing activities	—	(838)	(1,537)	1,473	(902)
Effect of exchange rate changes on cash and cash equivalents	—	67	—	—	67
Net increase (decrease) in cash and cash equivalents	—	25,687	(4)	902	26,585
Cash and cash equivalents at beginning of period	—	8,783	15	(1,946)	6,852
Cash and cash equivalents at end of period	$—	$34,470	$11	$(1,044)	$33,437

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash (used in) provided by operating activities	$—	$11,915	$—	$—	$11,915
Cash flows from investing activities:
Purchase of property and equipment, net	—	(3,711)	—	—	(3,711)
Purchase of businesses, net of cash acquired	—	(355)	—	—	(355)
Net cash used in investing activities	—	(4,066)	—	—	(4,066)
Cash flows from financing activities:
Repayment of debt and capital lease obligations	—	(152,004)	—	—	(152,004)
Repayment of 11 1/2% senior subordinated notes	—	(130,000)	—	—	(130,000)
Payment of tender and redemption premiums	—	(13,663)	—	—	(13,663)
Proceeds from issuance of 8 1/8% senior subordinated notes, net of discount	—	198,566	—	—	198,566
Proceeds from issuance of term debt	—	100,000	—	—	100,000
Payment of debt issuance costs	—	(7,326)	—	—	(7,326)
Other	—	1,073	—	—	1,073
Net cash provided by (used in) financing activities	—	(3,354)	—	—	(3,354)
Effect of exchange rate changes on cash and cash equivalents	—	172	—	—	172
Net (decrease) increase in cash and cash equivalents	—	4,667	—	—	4,667
Cash and cash equivalents at beginning of period	—	2,935	23	—	2,958
Cash and cash equivalents at end of period	$—	$7,602	$23	$—	$7,625

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

We market and sell our products primarily through ten distinct and targeted brands, each of which is nationally recognized in the markets we serve for providing premium products at competitive prices with reliable same-day and/or next-day delivery. Wilmar, Sexauer, Maintenance USA and AmSan brands generally serve our facilities maintenance customers; Barnett, U.S. Lock, Sun Star and Copperfield brands generally serve our professional contractor customers; Hardware Express and AF Lighting brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of over 660 field sales representatives, over 500 telesales and customer service representatives, a direct marketing program of approximately five million pieces annually, brand-specific websites and a national accounts sales program. We deliver our products through our network of 72 regional distribution centers, 39 professional contractor showrooms located throughout the United States and Canada, a national distribution center, or NDC, in Nashville, Tennessee, 16 vendor managed inventory locations at large customer locations and a dedicated fleet of trucks. Our broad distribution network allows us the ability to provide reliable, same-day and/or next-day delivery service to 98% of the U.S. population.

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

Results of Operations

The following table presents information derived from the condensed consolidated statements of earnings expressed as a percentage of revenues for the three and six months ended June 29, 2007 and June 30, 2006:

	% of Net Sales			% of Net Sales
			% Increase			% Increase
	Three Months Ended		(Decrease)	Six Months Ended		(Decrease)
	June 29,	June 30,	2007	June 29,	June 30,	2007
	2007	2006	vs. 2006 (1)	2007	2006	vs. 2006 (1)

Net sales	100.0%	100.0%	33.1%	100.0%	100.0%	32.3%
Cost of sales	62.3	62.0	33.8	62.2	61.9	32.8
Gross profit	37.7	38.0	31.8	37.8	38.1	31.4

Operating expenses:
Selling, general and administrative expenses	27.8	26.9	37.3	28.3	27.2	37.8
Depreciation and amortization	1.2	1.5	4.5	1.2	1.5	3.8
Total operating expense	28.9	28.4	35.6	29.5	28.7	36.0
Operating income	8.7	9.6	20.6	8.3	9.4	17.4

Loss on extiguishment of debt	—	(8.8)	(100.0)	—	(4.5)	(100.0)
Interest expense	(2.7)	(3.0)	21.6	(2.8)	(3.0)	22.3
Interest income	0.2	0.1	238.5	0.2	0.1	322.6
Other income	0.0	0.1	19.4	0.1	0.1	40.8
Income (Loss) before income taxes	6.3	(2.0)	517.9	5.8	2.0	284.7
Income tax (provision) benefit	(2.4)	0.8	517.8	(2.2)	(0.8)	285.8
Net income (loss)	3.8%	(1.2)%	518.0%	3.5%	1.2%	284.1%

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

	Three Months Ended			Six Months Ended
	June 29,	June 30,		June 29,	June 30,
	2007	2006	% Variance	2007	2006	% Variance

Net sales	$313,247	$235,409	33.1%	$608,650	$460,083	32.3%
Less acquisitions:
AmSan	(68,058)	—		(131,605)	—
Organic sales	$245,189	$235,409	4.2%	$477,045	$460,083	3.7%

Daily sales:
Ship days	64	64		128	128
Average daily sales	$4,894	$3,678	33.1%	$4,755	$3,594	32.3%
Average organic daily sales	$3,831	$3,678	4.2%	$3,727	$3,594	3.7%

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

Overview. During the three months ended June 29, 2007, our average daily sales grew 33.1%, of which 28.9% is attributable to our July 2006 acquisition of AmSan LLC (“AmSan”). Average organic daily sales growth in the second quarter was 4.2%. Sales growth during the quarter was driven by market conditions and solid demand from customers in our facilities maintenance end-market, which, together with AmSan, makes up over 65% of our total sales. Overall sales growth was offset by a continued slow down in the professional contractor and specialty distributor end-markets. Operating income as a percentage of sales was 8.7% in the second quarter compared to 9.6% in the comparable prior year period. This decline in operating margin is primarily related to having a higher operating cost structure at AmSan, our continued investment in organic growth initiatives such as the expansion of our national accounts program and the addition of field sales professionals, as well as incremental share-based compensation expense during the quarter.

Three Months Ended June 29, 2007 Compared to Three Months Ended June 30, 2006

Net Sales. Our net sales increased by $77.8 million, or 33.1%, to $313.2 million in the three months ended June 29, 2007 from $235.4 million in the three months ended June 30, 2006. Of the $77.8 million increase, $68.1 million was attributable to our AmSan acquisition and the remaining $9.7 million was driven by continued growth in our facilities maintenance markets partially offset by the slow down in our professional contractor and specialty distributor markets.

Gross Profit. Gross profit increased by $28.5 million, or 31.8%, to $118.0 million in the three months ended June 29, 2007 from $89.5 million in the three months ended June 30, 2006. Our gross profit margin decreased 30 basis points to 37.7% for the three months ended June 29, 2007 compared to 38.0% for the three months ended June 30, 2006. The slight decrease in gross margin is reflective of the continued expansion of our product mix, including lower margin HVAC equipment sales, and a more competitive professional contractor end-market.

Selling, General and Administrative Expenses. SG&A expenses increased by $23.6 million, or 37.3%, to $86.9 million in the three months ended June 29, 2007 from $63.3 million in the three months ended June 30, 2006. Increased SG&A expenses related to our AmSan acquisition accounted for $19.3 million of the $23.6 million increase. Excluding AmSan, SG&A expenses increased 6.9% in the three months ended June 29, 2007. SG&A expenses as a percentage of sales were 27.8% in the three months ended June 29, 2007 compared to 26.9% in the three months ended June 30, 2006. Certain expenses within SG&A, such as the costs of running regional distribution centers, delivery expenses and selling expenses, fluctuate with sales volume. The increase in SG&A expenses included these increases, as well as increased investment in new sales and marketing initiatives and additional share-based compensation associated with restricted share units, deferred stock units and stock options during the three months ended June 29, 2007, higher health insurance costs and continued investments in our growth drivers.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.2 million, or 4.5%, to approximately $3.7 million in the three months ended June 29, 2007 from $3.5 million in the three months ended June 30, 2006. This increase was due to our AmSan acquisition, including higher capital spending associated with our information systems infrastructure and distribution center consolidation and integration efforts. As a percentage of sales, depreciation and amortization was 1.2% or 30 basis points lower than the 1.5% of sales that it represented in the comparable prior year period.

Operating Income. As a result of the foregoing, operating income increased by $4.7 million, or 20.6%, to $27.4 million in the three months ended June 29, 2007 from $22.7 million in the three months ended June 30, 2006. As a percent of sales, operating income decreased to 8.7% in the three months ended June 29, 2007 compared to 9.6% in the three months ended June 30, 2006. This decrease was primarily due to our AmSan acquisition as well as additional share-based compensation associated with restricted share units, deferred stock units and stock options granted during the three and six months ended June 29, 2007.

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

Interest Expense. Interest expense increased by $1.5 million in the three months ended June 29, 2007 to $8.5 million from $7.0 million in the three months ended June 30, 2006. This increase was primarily due to incrementally higher debt balances resulting from our $130.0 million debt financed acquisition of AmSan in July 2006.

Provision for Income Taxes. The effective tax rate for the three months ended June 29, 2007 remained consistent at 39.0% compared to the effective tax rate for the three months ended June 30, 2006 as a result of the additional liability associated with unrecognized tax benefits arising from the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, (“FIN 48”) being offset by the change in a state’s measurement of tax from an income tax-based method to a non-income tax-based method.

Six Months Ended June 29, 2007 Compared to Six Months Ended June 30, 2006

Net Sales. Our net sales increased by $148.6 million, or 32.3%, to $608.7 million in the six months ended June 29, 2007 from $460.1 million in the six months ended June 30, 2006. Of the $148.6 million increase, $131.6 million was attributable to our AmSan acquisition and the remaining $17.0 million was driven by continued growth in our facilities maintenance markets partially offset by the slow down in our professional contractor and specialty distributor markets.

Gross Profit. Gross profit increased by $55.1 million, or 31.4%, to $230.3 million in the six months ended June 29, 2007 from $175.2 million in the six months ended June 30, 2006. Gross profit margins decreased 30 basis points to 37.8% for the six months ended June 29, 2007 compared to 38.1% for the six months ended June 30, 2006.

Selling, General and Administrative Expenses. SG&A expenses increased by $47.3 million, or 37.8%, to $172.2 million in the six months ended June 29, 2007 from $125.0 million in the six months ended June 30, 2006. Increased SG&A expenses related to our AmSan acquisition accounted for $38.2 million of the $47.3 million increase. Excluding AmSan, SG&A expenses increased 7.2% in the six months ended June 29, 2007. SG&A expenses as a percentage of sales were 28.3% in the three months ended June 29, 2007 compared to 27.2% in the six months ended June 30, 2006. Certain expenses within SG&A, such as the costs of running regional distribution centers, delivery expenses and selling expenses, fluctuate with sales volume. The increase in SG&A expenses included these increases, as well as increased investment in new sales and marketing initiatives and additional share-based compensation associated with restricted share units, deferred stock units and stock options during the six months ended June 29, 2007, higher health insurance costs and continued investments in our growth drivers.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.3 million, or 3.8%, to approximately $7.2 million in the six months ended June 29, 2007 from $7.0 million in the six months ended June 30, 2006. This increase was due to our AmSan acquisition. As a percentage of sales, depreciation and amortization was 1.2% or 30 basis points lower that the 1.5% of sales than it represented in the comparable prior year period.

Operating Income. As a result of the foregoing, operating income increased by $7.5 million, or 17.4%, to $50.8 million in the six months ended June 29, 2007 from $43.3 million in the six months ended June 30, 2006. As a percent of sales, operating income decreased to 8.3% in the six months ended June 29, 2007 compared to 9.4% in the six months ended June 30, 2006. This decrease was primarily due to our AmSan acquisition as well as additional share-based compensation associated with restricted share units, deferred stock units and stock options granted during the six months ended June 29, 2007.

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $20.7 million for the six months ended June 30, 2006. In connection with the offering of $200.0 million of 8 1/8% senior subordinated notes and entering into a $330.0 million bank credit facility in June 2006, we repurchased the 11½% senior subordinated notes of Interline New Jersey and repaid the indebtedness under the prior credit facility of Interline New Jersey. The 11½% senior subordinated notes were repurchased at a price equal to 110.51% of their principal amount. In connection with the repurchase of the 11 1/2% senior subordinated notes and the repayment of the prior credit facility, we recorded a loss on early extinguishment of debt of $20.7 million. The loss was comprised of $13.7 million in tender premiums associated with the repurchase of the 11 1/2% senior subordinated notes and a non-cash charge of $7.0 million in deferred financing costs associated with the repurchase of the 11½% senior subordinated notes and the repayment of the prior credit facility.

Interest Expense. Interest expense increased by $3.1 million in the six months ended June 29, 2007 to $17.0 million from $13.9 million in the six months ended June 30, 2006. This increase was primarily due to incrementally higher debt balances resulting from our $130.0 million debt financed acquisition of AmSan in July 2006.

Provision for Income Taxes. The effective tax rate for the six months ended June 29, 2007 was 39.0% compared to 38.9% in the six months ended June 30, 2006. The increase in the effective tax rate was due primarily to the additional liability associated with unrecognized tax benefits arising from the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, (“FIN 48”) partially offset by the change in a state’s measurement of tax from an income tax-based method to a non-income tax-based method.

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

We have $200.0 million of 8⅛% senior subordinated notes due 2014 and a $330.0 million bank credit facility. The bank credit facility consists of a $230.0 million 7-year term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit.

The 8 1/8% senior subordinated notes were priced at 99.3%, or $198.6 million, of their principal amount, representing a yield to maturity of 8 1/4%. We will amortize the discount of $1.4 million over the term of the 8⅛% senior subordinated notes. As of June 29, 2007, the 8 1/8% senior subordinated notes had a fair market value of $201.5 million or 100.75% of par. The 8 1/8% senior subordinated notes mature on June 15, 2014 and interest is payable on June 15 and December 15 of each year.

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

Financial Condition

Working capital increased by $23.2 million to $300.4 million as of June 29, 2007 from $277.2 million as of December 29, 2006. The increase in working capital was primarily funded by cash flows from operating activities.

Cash Flow

Net cash provided by operating activities was $35.4 million in the six months ended June 29, 2007 compared to net cash provided by operating activities of $11.9 million in the six months ended June 30, 2006. The increase of $23.5 million in net cash provided by operating activities in the six months ended June 29, 2007 compared to the six months ended June 30, 2006 was primarily as a result of strong operating performance and working capital management. Changes in our working capital for the comparable six month period includes higher seasonal purchases of inventory in May and June which are not due and payable as of the end of the quarter, reflective of a $32.2 million increase in trade accounts payable balances offset in part by higher trade receivable balances driven by organic sales growth. Changes in our working capital components generated $2.2 million during the six months ended June 29, 2007 compared to $21.5 million used during the six months ended June 30, 2006. The increase in cash from working capital primarily consists of incremental cash generated from inventory, accounts payable and income tax payable of $2.5 million, $26.1 million and $7.2 million, respectively, offset by incremental cash used by trade accounts receivable and accrued expenses of $9.3 million and $2.7 million, respectively.

Net cash used in investing activities was $8.0 million in the six months ended June 29, 2007 compared to net cash used in investing activities of $4.1 million in the six months ended June 30, 2006. Net cash used in investing activities in the six months ended June 29, 2007 and June 30, 2006 was primarily attributable to capital expenditures made in the ordinary course of business and costs related to purchases of businesses, net of cash. The increase in net cash used in investing activities in the six months ended June 29, 2007 was attributable to capital expenditures associated with our AmSan acquisition as well as the expansion of existing distribution centers and warehouse equipment and investments in our information technology systems necessary for the integration of our AmSan acquisition.

Net cash used in financing activities totaled $0.9 million in the six months ended June 29, 2007 compared to net cash used in financing activities of $3.4 million in the six months ended June 30, 2006. Net cash used in financing activities in the six months ended June 29, 2007 was primarily attributable to our repayment of $1.4 million of borrowings on our credit facility and capital lease obligations partially offset by $0.5 million of proceeds from stock options exercised and excess tax benefits from share-based compensation. Net cash used in financing activities in the six months ended June 30, 2006 was primarily attributable to (1) our repayment of $3.2 million of borrowings on our revolving credit facility and capital lease obligations partially offset by $1.1 million of proceeds from stock options exercised and excess tax benefits from share-based compensation and (2) our repayment of $148.8 million of term debt, our repurchase of $130.0 million of our 11 1/2% senior subordinated notes and $13.7 million in redemption premiums offset by the issuance of $198.6 million of  8⅛% senior subordinated notes, net of $1.4 million discount, and $100.0 million of term debt, less $7.3 million in debt issuance costs associated with the issuance of the 8⅛% senior subordinated notes and the term debt.

Capital Expenditures

Capital expenditures were $4.5 million in the three months ended June 29, 2007 compared to $2.2 million in the three months ended June 30, 2006. Capital expenditures as a percentage of sales were 1.4% in the three months ended June 29, 2007 compared to 0.9% in the three months ended June 30, 2006. Capital expenditures were $8.0 million in the six months ended June 29, 2007 compared to $3.7 million in the six months ended June 30, 2006. Capital expenditures as a percentage of sales were 1.3% in the six months ended June 29, 2007 compared to 0.8% in the six months ended June 30, 2006. The increases in capital expenditures are due to our AmSan acquisition as well as the expansion of existing distribution centers and warehouse equipment and investments in our information technology systems necessary for the integration of our AmSan acquisition.

Credit Facility

Borrowings under the term loan, the delayed draw facility and the revolving credit facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.75% or at the alternate base rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus 0.75%. As of June 29, 2007, the interest rate in effect with respect to the term loan and the delayed draw facility was 7.12% for the LIBOR option and 9.00% for the alternate base rate option. Outstanding letters of credit under the revolving credit facility are subject to a per annum fee equal to the applicable margin under the revolving credit facility. The interest rate margin is subject to pricing adjustments at the end of each fiscal quarter based on net total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). The term loan and the delayed draw facility mature on June 23, 2013 and the revolving loan facility matures on June 23, 2012. Amounts under the term loan and the delayed draw facility are due and payable in quarterly installments equal to 1.0% of the original principal amount on an annual basis through June 23, 2013, with the balance payable in one final installment at the maturity date.

The bank credit facility, which is secured by substantially all of the assets of Interline New Jersey and is guaranteed by us and by the domestic subsidiaries of Interline New Jersey, contains affirmative, negative and financial covenants that limit Interline New Jersey’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain certain financial ratios as of the last day of each fiscal quarter, including a minimum ratio based on an adjusted and consolidated EBITDA to consolidated cash interest expense and a maximum ratio of net total indebtedness to an adjusted consolidated EBITDA. Interline New Jersey and the Company were in compliance with all covenants at June 29, 2007.

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

As of June 29, 2007, Interline New Jersey had $16.5 million of letters of credit issued under the revolving loan facility and $217.7 million aggregate principal outstanding under the term loan facility.

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

As of June 29, 2007, we had approximately $83.5 million of availability under Interline New Jersey’s $100.0 million revolving credit facility.

We believe that cash flow from operations and available borrowing capacity under our new credit facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the next twelve months.

Contractual Obligations

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 29, 2006 filed with the SEC. Other than the adoption of FIN 48 as described in “Note 6. Income Taxes” to the unaudited condensed consolidated financial statements above, there have been no material changes to our contractual obligations since December 29, 2006. As of June 29, 2007, we cannot reasonably estimate the period of cash settlement on our unrecognized tax benefits. In addition, we do not anticipate that our total unrecognized tax benefits will significantly change prior to June 27, 2008.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 29, 2006 filed with the SEC. During the six months ended June 29, 2007, there were no significant changes to any of our critical accounting policies.

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

Interest Rate Risk

Our variable rate term debt is sensitive to changes in the general level of interest rates. As of June 29, 2007, the interest rate in effect with respect to our $217.7 million variable rate term debt was 7.12% for the LIBOR option and 9.00% for the alternate base rate option. While our variable rate term debt obligations expose us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance or results of operations. Based on the outstanding variable rate term debt as of June 29, 2007, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $1.1 million pre-tax change to our statement of operations for the six months ended June 29, 2007.

The fair market value of our fixed rate debt is subject to interest rate risk. As of June 29, 2007, the fair market value of our $200.0 million 8⅛% senior subordinated notes was $201.5 million or 100.75% of par.

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of June 29, 2007.

Derivative Financial Instruments

Historically, we entered into derivative financial instruments from time to time, including interest rate exchange agreements, or swaps, to manage our exposure to fluctuations in interest rates on our debt. As of June 29, 2007, we did not have any interest rate swap exchange agreements, or swaps. Under our former swap agreements, we pay a fixed rate on the notional amount to our banks and the banks pay us a variable rate on the notional amount equal to a base LIBOR rate. Our derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies.

We periodically evaluate the costs and benefits of any changes in our interest rate risk. Based on such evaluation, we may enter into new interest rate swaps to manage our interest rate exposure.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 29, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

Our 2007 Annual Meeting of Stockholders (the “2007 Annual Meeting”) was held on Thursday, May 10, 2007. The matters submitted to our stockholders for approval at the 2007 Annual Meeting included (1) the election of two Class III members of the Board of Directors for a term of three years; and (2) a proposal to ratify the selection of Deloitte & Touche, LLP as independent registered public accounting firm for the fiscal year ending December 28, 2007.

As of March 23, 2007, the record date for the 2007 Annual Meeting, there were 32,325,282 shares issued, 32,285,884 shares outstanding and 32,188,470 shares entitled to vote at the 2007 Annual Meeting. There were 27,497,512 shares present in person or by proxy, which constitutes approximately 85 percent of the shares entitled to vote at the 2007 Annual Meeting.

The tabulation of the votes present in person or by proxy at the 2007 Annual Meeting with respect to the above matters was as follows:

Director Elections

Nominee	For	Withheld
Gideon Argov	17,199,779	10,297,733
Michael J. Grebe	27,386,563	110,949

The nominees for election to the board were elected to serve until the annual meeting in 2010, and until their respective successors are elected and qualified.

Those directors whose term of office continued after the Annual Meeting were as follows: Michael E. DeDomenico, John J. Gavin, Barry J. Goldstein, Ernest K. Jacquet, Charles W. Santoro and Drew T. Sawyer.

Approval to ratify the selection of Deloitte & Touche LLP

For	Against	Abstained
27,269,051	118,449	110,012

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

INTERLINE BRANDS, INC.
Registrant

Date: August 3, 2007	By:	/S/ THOMAS J. TOSSAVAINEN
Thomas J. Tossavainen
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)