Form 10-Q
period 2007-09-28
INTERLINE BRANDS, INC./DE
filed 2007-11-02
CIK 1292900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2007

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

Yes  ☐      No  ☒

                    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 31, 2007, there were 32,305,488 shares of the registrant’s common stock outstanding (excluding 39,400 shares held in treasury), par value $0.01.

TABLE OF CONTENTS

ITEM
PART I. FINANCIAL INFORMATION

1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of September 28, 2007 and December 29, 2006
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 28, 2007 and September 29, 2006
Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 28, 2007
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 28, 2007 and September 29, 2006
Notes to Condensed Consolidated Financial Statements
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures about Market Risk
4.	Controls and Procedures

PART II. OTHER INFORMATION

1.	Legal Proceedings
1A.	Risk Factors
2.	Unregistered Sales of Equity Securities and Use of Proceeds
3.	Defaults Upon Senior Securities
4.	Submission of Matters to a Vote of Security Holders
5.	Other Information
6.	Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 28, 2007 AND DECEMBER 29, 2006

(in thousands, except share and per share data)

	September 28, 2007	December 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$16,285	$6,852
Short-term investments	28,225	—
Accounts receivable - trade (net of allowance for doubtful accounts of $6,252 and $10,224)	177,899	142,901
Accounts receivable - other	16,183	15,663
Inventory	202,147	201,662
Prepaid expenses and other current assets	5,509	7,252
Deferred income taxes	18,266	17,821
Total current assets	464,514	392,151

Property and equipment, net	36,285	31,754
Goodwill	315,100	313,077
Other intangible assets, net	138,424	143,440
Other assets	11,025	10,147
Total assets	$965,348	$890,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,935	$67,493
Accrued expenses and other current liabilities	43,785	38,722
Accrued interest	4,866	3,516
Income taxes payable	3,462	2,486
Current portion of long-term debt	2,409	2,416
Capital lease - current	216	307
Total current liabilities	146,673	114,940

Long-term liabilities:
Deferred income taxes	35,580	34,799
Long-term debt, net of current portion	416,945	418,650
Capital lease - long term	518	683
Other liabilities	2,472	818
Total liabilities	602,188	569,890
Commitments and contingencies
Senior preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares outstanding as of September 28, 2007 and December 29, 2006	—	—

Stockholders’ equity:
Common stock; $0.01 par value, 100,000,000 authorized; 32,344,888 issued and 32,305,488 outstanding as of September 28, 2007 and 32,308,221 issued and 32,284,069 outstanding as of December 29, 2006	323	323
Additional paid-in capital	567,202	561,634
Accumulated deficit	(205,225)	(241,852)
Accumulated other comprehensive income	1,675	1,072
Treasury stock, at cost, 39,400 shares as of September 28, 2007 and 24,152 shares as of December 29, 2006	(815)	(498)
Total stockholders’ equity	363,160	320,679
Total liabilities and stockholders’ equity	$965,348	$890,569

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2007 AND SEPTEMBER 29, 2006
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006

Net sales	$330,193	$314,182	$938,843	$774,265
Cost of sales	204,765	194,099	583,154	478,978
Gross profit	125,428	120,083	355,689	295,287

Operating expenses:
Selling, general and administrative expenses	88,105	84,578	260,345	209,559
Depreciation and amortization	3,540	3,866	10,758	10,820
Total operating expense	91,645	88,444	271,103	220,379
Operating income	33,783	31,639	84,586	74,908

Loss on extinguishment of debt	—	—	—	(20,700)
Interest expense	(8,589)	(8,806)	(25,636)	(22,740)
Interest income	394	177	1,383	411
Other income	429	262	788	517
Income before income taxes	26,017	23,272	61,121	32,396
Income tax provision	10,029	9,053	23,718	12,601
Net income	$15,988	$14,219	$37,403	$19,795

Earnings per share:
Basic	$0.50	$0.44	$1.16	$0.62
Diluted	$0.49	$0.43	$1.15	$0.60

Weighted average shares outstanding:
Basic	32,253,728	32,159,251	32,230,971	32,124,106
Diluted	32,694,550	32,762,492	32,665,772	32,720,724

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 28, 2007
(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Stock	Equity

Balance at December 29, 2006	32,308,221	$323	$561,634	$(241,852)	$1,072	$(498)	$320,679
Share-based compensation			4,857				4,857
Issuance of restricted stock	4,600	—	—				—
Issuance of common stock from stock options exercised	32,067	—	476				476
Tax benefits on stock options exercised			111				111
Tax benefits on other vested share-based payments			124				124
Repurchase of common stock						(317)	(317)
Cumulative impact of change in accounting for uncertainty in income taxes				(776)			(776)
Comprehensive income:
Net income				37,403
Amortization of unrecognized gain on employee benefits					(127)
Foreign currency translation					730
Total comprehensive income							38,006
Balance at September 28, 2007	32,344,888	$323	$567,202	$(205,225)	$1,675	$(815)	$363,160

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 28, 2007 AND SEPTEMBER 29, 2006
(in thousands)

	Nine Months Ended
	September 28,	September 29,
	2007	2006
Cash flows from operating activities:
Net income	$37,403	$19,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,281	10,820
Amortization of debt issuance costs	816	1,154
Amortization of discount on 8 1/8 % senior subordinated notes	100	33
Write-off of debt issuance costs	—	7,037
Tender and redemption premiums on 11½% senior subordinated notes	—	13,663
Share-based compensation	4,857	2,739
Deferred income taxes	402	(4,105)
Provision for doubtful accounts	2,798	2,454
(Gain) Loss on disposal of property and equipment	(6)	80
Excess tax benefits from share-based compensation	(235)	(453)

Changes in assets and liabilities which provided (used) cash, net of business acquired:
Accounts receivable - trade	(37,530)	(27,129)
Accounts receivable - other	(93)	(1,261)
Inventory	(112)	(25,907)
Prepaid expenses and other current assets	1,762	409
Other assets	(837)	(724)
Accounts payable	24,378	3,240
Accrued expenses and other current liabilities	2,076	3,199
Accrued interest	1,350	5,469
Income taxes payable	1,872	3,065
Other liabilities	119	8
Net cash provided by operating activities	50,401	13,586
Cash flows from investing activities:
Purchase of property and equipment, net	(11,500)	(5,303)
Purchase of short-term investments	(75,572)	—
Proceeds from sales and maturities of short-term investments	47,347	—
Purchase of businesses, net of cash acquired	(3)	(131,282)
Net cash used in investing activities	(39,728)	(136,585)

(Continued)

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)-CONTINUED
NINE MONTHS ENDED SEPTEMBER 28, 2007 AND SEPTEMBER 29, 2006
(in thousands)

	Nine Months Ended
	September 28,	September 29,
	2007	2006
Cash flows from financing activities:
Decrease in revolver, net	—	(3,000)
Repayment of term debt	(1,813)	(149,381)
Repayment of 11½% senior subordinated notes	—	(130,000)
Payment of tender and redemption premiums on 11½% senior subordinated notes	—	(13,663)
Proceeds from issuance of 8 1/8 % senior subordinated notes, net of discount	—	198,566
Proceeds from issuance of term debt	—	230,000
Payment of debt issuance costs	(34)	(9,804)
Proceeds from stock options exercised	485	945
Excess tax benefits from share-based compensation	235	453
Payments on capital lease obligations	(255)	(339)
Net cash (used in) provided by financing activities	(1,382)	123,777
Effect of exchange rate changes on cash and cash equivalents	142	169
Net increase in cash and cash equivalents	9,433	947
Cash and cash equivalents at beginning of period	6,852	2,958
Cash and cash equivalents at end of period	$16,285	$3,905

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$23,653	$16,648
Income taxes, net of refunds	$21,691	$14,107

Schedule of non-cash investing and financing activities:
Adjustments to liabilities assumed and goodwill on businesses acquired	$2,137	$977
Treasury stock acquired with accrued expenses and other current liabilities	$317	$498

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

Segment Information

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, (“FAS 131”) the Company has two operating segments: Interline Brands and AmSan. These segments are aggregated into one reportable segment, the distribution of MRO products, because they possess similar economic characteristics and have common products, customers and methods of distribution. During 2007, the Company has and will continue to undertake significant integration activities to consolidate AmSan’s operations onto the Company’s information systems platform.

Our net sales for the three and nine months ended September 28, 2007 and September 29, 2006 by product category were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
Product Category	2007	2006	2007	2006
Plumbing	$97,407	$96,768	$289,267	$285,241
Janitorial and sanitary	74,954	72,890	215,275	83,932
Electrical	33,349	33,303	90,921	94,954
Heating, ventilation and air conditioning	34,941	32,561	89,241	92,611
Appliances	20,472	16,652	54,001	43,123
Security	16,510	14,767	47,238	41,890
Hardware	15,519	13,510	43,239	39,050
Other	37,041	33,731	109,661	93,464
Total	$330,193	$314,182	$938,843	$774,265

2.             SHORT-TERM INVESTMENTS

Short-term investments include primarily investments in auction rate securities and variable demand notes, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. The interest rates on these securities are typically reset to market prevailing rates every 35 days or less, and in some cases every 7 days or less. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of the Company’s investment in these securities, they have been classified as current assets. Short-term investments are recorded at fair value based on current market rates and are classified as available-for-sale. Changes in the fair value, if any, are included in accumulated other comprehensive income, net of applicable taxes.

3.             ACCOUNTS RECEIVABLE

The Company’s trade receivables are exposed to credit risk. The majority of the market served by the Company is comprised of numerous individual accounts, none of which is individually significant. The Company monitors the creditworthiness of its customers on an ongoing basis and provides a reserve for estimated bad debt losses. During the three and nine months ended September 28, 2007, the Company wrote-off $3.8 million and $6.8 million, respectively, of accounts receivable that was fully reserved for in prior years.

The activity in the allowance for doubtful accounts during the nine months ended September 28, 2007 consists of the following (in thousands):

Beginning Balance	Charged to Expense	Deductions (1)	Ending Balance
$10,224	$2,798	$(6,770)	$6,252

(1) Deductions represent accounts receivable written-off as uncollectible, net of recoveries.

4.             ACQUISITIONS

AmSan LLC

On July 3, 2006, Interline New Jersey acquired all of the outstanding equity interests of AmSan from American Sanitary Incorporated for $133.8 million in cash, including cash acquired of $2.2 million and transaction fees of $3.0 million. AmSan is a leading national distributor and direct marketer of janitorial and sanitary supplies. The acquisition was funded with the $130.0 million delayed draw facility under Interline New Jersey’s bank credit facility.

The following table summarizes the allocation of the purchase price to the AmSan assets acquired and liabilities assumed at estimated fair values (in thousands):

Current assets	$53,502
Property and equipment	2,983
Goodwill	66,931
Intangible assets	43,600
Other assets	631
Total assets acquired	167,647
Current liabilities	32,549
Other liabilities	1,255
Total liabilities assumed	33,804
Net assets acquired	$133,843

Acquisition Reserves

                The following table summarizes the changes to reserves assumed in connection with the Company’s business combinations (in thousands):

	Employee Severance and Relocation	Facility Closing and Other Costs	Total
Balance at December 29, 2006	$1,093	$5,321	$6,414
Additions	$248	$698	946
Payments	(978)	(301)	(1,279)
Balance at September 28, 2007	$363	$5,718	$6,081

5.             EARNINGS PER SHARE

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

The following summarizes the shares of common stock used to calculate earnings per share including the potentially dilutive impact of stock options, restricted stock, restricted share units and deferred stock units, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Weighted average shares outstanding - basic	32,253,728	32,159,251	32,230,971	32,124,106
Dilutive shares resulting from:
Stock options	396,751	509,046	359,654	482,880
Restricted stock	15,368	42,272	21,647	53,069
Restricted share units	9,677	50,051	46,112	59,545
Deferred stock units	19,026	1,872	7,388	1,124
Weighted average shares outstanding - diluted	32,694,550	32,762,492	32,665,772	32,720,724

During the three months ended September 28, 2007 and September 29, 2006, stock options to purchase 1,145,427 shares and 280,807 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive. During the nine months ended September 28, 2007 and September 29, 2006, stock options to purchase 988,202 shares and 262,124 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive.

6.             COMPREHENSIVE INCOME

                Comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The components of comprehensive income for the three and nine months ended September 28, 2007 and September 29, 2006 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2007	2006	2007	2006
Net income	$15,988	$14,219	$37,403	$19,795
Other comprehensive income (loss):
Amortization of unrecognized gain on employee benefits	(49)	—	(127)	—
Foreign currency translation	332	(3)	730	169
Total comprehensive income	$16,271	$14,216	$38,006	$19,964

7.             SHARE-BASED COMPENSATION

                During the three months ended September 28, 2007 and September 29, 2006, share-based compensation expense was $1.7 million and $1.1 million, respectively. During the nine months ended September 28, 2007 and September 29, 2006, share-based compensation expense was $4.9 million and $2.7 million, respectively. As of September 28, 2007, there was $9.6 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. The expense is expected to be recognized over a weighted-average period of 2.3 years.

During the three months ended September 28, 2007, the Company did not grant any stock options. During the three months ended September 29, 2006, the Company granted 44,800 stock options with a weighted-average grant date fair value of $9.26. During the nine months ended September 28, 2007 and September 29, 2006, the Company granted 485,346 and 442,502 stock options, respectively, with a weighted-average grant date fair value of $6.88 and $7.96, respectively. As permitted by FASB Statement No. 123 (revised 2004), Share-Based Compensation, (“FAS 123R”) the fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility is based on historical performance of the Company’s stock. The Company also uses historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The Black-Scholes weighted-average assumptions were as follows:

	Three Months Ended	Nine Months Ended
	September 29,	September 28,	September 29,
	2006	2007	2006
Expected volatility	34.9%	27.0%	27.7%
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	5.1%	4.5%	4.9%
Expected life (in years)	5.0	5.0	5.0

                During the three and nine months ended September 28, 2007, 8,704 and 32,067 stock options were exercised with an intrinsic value of $0.1 million and $0.3 million, respectively. During the three and nine months ended September 29, 2006, 17,297 and 62,977 stock options were exercised with an intrinsic value of $0.2 million and $0.7 million, respectively.

A summary status of restricted stock, restricted share units and deferred stock units as of September 28, 2007, and changes during the year is presented below:

	Restricted Stock		Restricted Share Units		Deferred Stock Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at December 29, 2006	132,335	$16.39	196,595	$23.35	12,924	$25.17
Granted	4,600	22.27	183,979	21.00	12,889	23.25
Vested	(54,770)	15.00	—	—	—	—
Forfeited	—	—	(2,614)	22.03	—	—
Outstanding at September 28, 2007	82,165	$17.64	377,960	$22.21	25,813	$24.21

During the nine months ended September 28, 2007 and September 29, 2006, 54,770 and 58,607 shares of restricted stock vested, respectively. The total fair value of restricted stock vested during the nine months ended September 28, 2007 and September 29, 2006 was $1.1 million and $1.5 million, respectively.

8.             INCOME TAXES

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

As a result of the implementation of FIN 48, the Company recognized an increase of $0.8 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the December 30, 2006 balance of accumulated deficit. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $1.4 million. Of this $1.4 million, $1.0 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate. In addition, during the three and nine months ended September 28, 2007, the Company recognized less than $0.1 million and $0.2 million, respectively, in additional income tax benefits associated with uncertain tax positions and increased the related liability to $1.6 million.

The Company recognizes potential accrued penalties and accrued interest related to unrecognized tax benefits within its statements of earnings as selling, general and administrative expenses and interest expense, respectively. In conjunction with the adoption of FIN 48, the Company accrued $0.4 million of penalties and interest at December 30, 2006 which is included as a component of the $1.4 million unrecognized tax benefits noted above. During the three and nine months ended September 28, 2007, the Company recognized less than $0.1 million and $0.1 million, respectively, in potential penalties and interest associated with uncertain tax positions. To the extent penalties and interest are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of selling, general and administrative expenses and interest expense, respectively.

The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for years before 2004 and is no longer subject to state and local, or foreign income tax examinations by tax authorities for years before 2003.

The Company does not anticipate that total unrecognized tax benefits will significantly change prior to September 26, 2008.

9.             GUARANTOR SUBSIDIARIES

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

The following tables set forth, on a condensed consolidating basis, the balance sheets, statements of operations and statements of cash flows for the Parent Company, Subsidiary Issuer and Guarantor Subsidiaries for all financial statement periods presented in the Company’s consolidated financial statements. The non-guarantor subsidiaries are minor and are included in the condensed financial data of the Subsidiary Issuer. Subsequent to the issuance of the consolidated financial statements for the three and nine months ended September 29, 2006, it was determined that the condensed consolidating financial data for the three and nine months ended September 29, 2006 was not presented. The current presentation has been supplemented to reflect the condensed consolidating financial data for the three and nine months ended September 29, 2006. The presentation did not affect the Company’s consolidated financial position or consolidated results of operations, nor did it adversely impact the Company’s compliance with debt covenants. The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the following tables do not reflect any such allocation.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF SEPTEMBER 28, 2007

(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$17,919	$17	$(1,651)	$16,285
Short-term investments	—	28,225	—	—	28,225
Accounts receivable - trade	—	148,726	29,173	—	177,899
Inventory	—	183,776	18,371	—	202,147
Intercompany receivable	—	—	111,792	(111,792)	—
Other current assets	—	35,875	4,083	—	39,958
Total current assets	—	414,521	163,436	(113,443)	464,514

Property and equipment, net	—	33,415	2,870	—	36,285
Goodwill	—	248,169	66,931	—	315,100
Other intangible assets, net	—	96,715	41,709	—	138,424
Investment in subsidiaries	363,160	249,508	—	(612,668)	—
Other assets	—	10,277	748	—	11,025
Total assets	$363,160	$1,052,605	$275,694	$(726,111)	$965,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$78,144	$15,442	$(1,651)	$91,935
Accrued expenses and other current liabilities	—	42,484	9,629	—	52,113
Intercompany payable	—	111,792	—	(111,792)	—
Debt and capital lease - short-term	—	2,504	121	—	2,625
Total current liabilities	—	234,924	25,192	(113,443)	146,673

Long-term liabilities:
Term debt and capital lease - long-term	—	417,333	130	—	417,463
Other liabilities	—	37,188	864	—	38,052
Total liabilities	—	689,445	26,186	(113,443)	602,188

Senior preferred stock	—	556,158	—	(556,158)	—

Stockholders’ equity (deficit)	363,160	(192,998)	249,508	(56,510)	363,160
Total liabilities and stockholders’ equity	$363,160	$1,052,605	$275,694	$(726,111)	$965,348

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF DECEMBER 29, 2006

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$8,783	$15	$(1,946)	$6,852
Accounts receivable - trade	—	119,118	23,783	—	142,901
Inventory	—	183,023	18,639	—	201,662
Intercompany receivable	—	—	103,564	(103,564)	—
Other current assets	—	35,385	5,351	—	40,736
Total current assets	—	346,309	151,352	(105,510)	392,151

Property and equipment, net	—	29,164	2,590	—	31,754
Goodwill	—	248,074	65,003	—	313,077
Other intangible assets, net	—	100,596	42,844	—	143,440
Investment in subsidiaries	320,679	232,302	—	(552,981)	—
Other assets	—	9,461	686	—	10,147
Total assets	$320,679	$965,906	$262,475	$(658,491)	$890,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$53,976	$15,463	$(1,946)	$67,493
Accrued expenses and other current liabilities	—	31,181	13,543	—	44,724
Intercompany payable	—	103,564	—	(103,564)	—
Debt and capital lease - short-term	—	2,594	129	—	2,723
Total current liabilities	—	191,315	29,135	(105,510)	114,940

Long-term liabilities:
Term debt and capital lease - long-term	—	419,113	220	—	419,333
Other liabilities	—	34,799	818	—	35,617
Total liabilities	—	645,227	30,173	(105,510)	569,890

Senior preferred stock	—	501,763	—	(501,763)	—

Stockholders’ equity (deficit)	320,679	(181,084)	232,302	(51,218)	320,679
Total liabilities and stockholders’ equity	$320,679	$965,906	$262,475	$(658,491)	$890,569

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2007

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$260,828	$69,365	$—	$330,193
Cost of sales	—	161,728	43,037	—	204,765
Gross profit	—	99,100	26,328	—	125,428

Operating expenses:
Selling, general and administrative expenses	—	73,495	14,610	—	88,105
Depreciation and amortization	—	2,881	659	—	3,540
Equity earnings of subsidiaries	(26,017)	(21,169)	—	47,186	—
Total operating expense	(26,017)	55,207	15,269	47,186	91,645
Operating income	26,017	43,893	11,059	(47,186)	33,783

Interest (expense) income, net	—	(11,523)	3,328	—	(8,195)
Other income	—	429	419	(419)	429
Income before income taxes	26,017	32,799	14,806	(47,605)	26,017
Income tax provision	10,029	7,685	2,344	(10,029)	10,029
Net income	15,988	25,114	12,462	(37,576)	15,988
Preferred stock dividends	—	(18,758)	—	18,758	—
Net income (loss) attributable to common stockholders	$15,988	$6,356	$12,462	$(18,818)	$15,988

(1)          The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2006

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$245,919	$68,263	$—	$314,182
Cost of sales	—	151,497	42,602	—	194,099
Gross profit	—	94,422	25,661	—	120,083

Operating expenses:
Selling, general and administrative expenses	—	65,318	19,260	—	84,578
Depreciation and amortization	—	3,169	697	—	3,866
Equity earnings of subsidiaries	(23,272)	(5,669)	—	28,941	—
Total operating expense	(23,272)	62,818	19,957	28,941	88,444
Operating income	23,272	31,604	5,704	(28,941)	31,639

Loss on extinguishment of debt	—	—	—	—	—
Interest (expense) income, net	—	(11,916)	3,287	—	(8,629)
Other income	—	—	262	—	262
Income before income taxes	23,272	19,688	9,253	(28,941)	23,272
Income tax provision	9,053	5,731	3,322	(9,053)	9,053
Net income	14,219	13,957	5,931	(19,888)	14,219
Preferred stock dividends	—	(16,352)	—	16,352	—
Net income (loss) attributable to common stockholders	$14,219	$(2,395)	$5,931	$(3,536)	$14,219

(1)               The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2007

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$737,873	$200,970	$—	$938,843
Cost of sales	—	458,796	124,358	—	583,154
Gross profit	—	279,077	76,612	—	355,689

Operating expenses:
Selling, general and administrative expenses	—	216,633	43,712	—	260,345
Depreciation and amortization	—	8,763	1,995	—	10,758
Equity earnings of subsidiaries	(61,121)	(30,599)	—	91,720	—
Total operating expense	(61,121)	194,797	45,707	91,720	271,103
Operating income	61,121	84,280	30,905	(91,720)	84,586

Interest (expense) income, net	—	(33,509)	9,256	—	(24,253)
Other income	—	788	787	(787)	788
Income before income taxes	61,121	51,559	40,948	(92,507)	61,121
Income tax provision	23,718	14,156	9,562	(23,718)	23,718
Net income	37,403	37,403	31,386	(68,789)	37,403
Preferred stock dividends	—	(54,396)	—	54,396	—
Net income (loss) attributable to common stockholders	$37,403	$(16,993)	$31,386	$(14,393)	$37,403

(1)          The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2006

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$706,002	$68,263	$—	$774,265
Cost of sales	—	436,376	42,602	—	478,978
Gross profit	—	269,626	25,661	—	295,287

Operating expenses:
Selling, general and administrative expenses	—	190,286	19,273	—	209,559
Depreciation and amortization	—	10,123	697	—	10,820
Equity earnings of subsidiaries	(32,396)	(11,214)	—	43,610	—
Total operating expense	(32,396)	189,195	19,970	43,610	220,379
Operating income	32,396	80,431	5,691	(43,610)	74,908

Loss on extinguishment of debt	—	(20,700)	—	—	(20,700)
Interest (expense) income, net	—	(34,174)	11,845	—	(22,329)
Other income	—	255	517	(255)	517
Income before income taxes	32,396	25,812	18,053	(43,865)	32,396
Income tax provision	12,601	6,279	6,322	(12,601)	12,601
Net income	19,795	19,533	11,731	(31,264)	19,795
Preferred stock dividends	—	(47,420)	—	47,420	—
Net income (loss) attributable to common stockholders	$19,795	$(27,887)	$11,731	$16,156	$19,795

(1)          The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2007

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash provided by operating activities	$—	$48,874	$1,232	$295	$50,401
Cash flows from investing activities:
Purchase of property and equipment, net	—	(10,374)	(1,126)	—	(11,500)
Purchases of short-term investments	—	(75,572)	—	—	(75,572)
Proceeds from sales and maturities of short-term investments	—	47,347	—	—	47,347
Purchase of businesses, net of cash acquired	—	3	209	(215)	(3)
Net cash used in investing activities	—	(38,596)	(917)	(215)	(39,728)
Cash flows from financing activities:
Repayment of debt and capital lease obligations	—	(1,970)	(98)	—	(2,068)
Other	—	686	(215)	215	686
Net cash provided by (used in) financing activities	—	(1,284)	(313)	215	(1,382)
Effect of exchange rate changes on cash and cash equivalents	—	142	—	—	142
Net increase in cash and cash equivalents	—	9,136	2	295	9,433
Cash and cash equivalents at beginning of period	—	8,783	15	(1,946)	6,852
Cash and cash equivalents at end of period	$—	$17,919	$17	$(1,651)	$16,285

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2006

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$—	$14,475	$(889)	$—	$13,586
Cash flows from investing activities:
Purchase of property and equipment, net	—	(5,170)	(133)	—	(5,303)
Purchase of businesses, net of cash acquired	—	(130,186)	(1,096)		(131,282)
Net cash used in investing activities	—	(135,356)	(1,229)	—	(136,585)
Cash flows from financing activities:
Repayment of debt and capital lease obligations	—	(152,712)	(8)	—	(152,720)
Repayment of 11 1/2% senior subordinated notes	—	(130,000)	—	—	(130,000)
Payment of tender and redemption premiums	—	(13,663)	—	—	(13,663)
Proceeds from issuance of 8 1/8% senior subordinated notes, net of discount	—	198,566	—	—	198,566
Proceeds from issuance of term debt	—	230,000	—	—	230,000
Payment of debt issuance costs	—	(9,804)	—	—	(9,804)
Other	—	1,398	2,119	(2,119)	1,398
Net cash provided by (used in) financing activities	—	123,785	2,111	(2,119)	123,777
Effect of exchange rate changes on cash and cash equivalents	—	169	—	—	169
Net increase (decrease) in cash and cash equivalents	—	3,073	(7)	(2,119)	947
Cash and cash equivalents at beginning of period	—	2,935	23	—	2,958
Cash and cash equivalents at end of period	$—	$6,008	$16	$(2,119)	$3,905

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

Overview

                We are a leading national distributor and direct marketer of maintenance, repair and operations (“MRO”) products. We stock over 80,000 plumbing, electrical, hardware, security, heating, ventilation and air conditioning (“HVAC”), janitorial and sanitary and other MRO products and sell to approximately 200,000 active customer accounts. Our products are primarily used for the repair, maintenance, remodeling and refurbishment of properties and non-industrial facilities. We are able to realize high operating margins by focusing on repair, maintenance, remodeling and refurbishment customers, who generally make smaller, more frequent purchases and require high levels of service. Our diverse customer base includes facilities maintenance customers, which consist of multi-family housing facilities, educational institutions, lodging and health care facilities, government properties and building service contractors; professional contractors who are primarily involved in the repair, remodeling and construction of residential and non-industrial facilities; and specialty distributors, including plumbing and hardware retailers. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

                We market and sell our products primarily through ten distinct and targeted brands, each of which is nationally recognized in the markets we serve for providing premium products at competitive prices with reliable same-day and/or next-day delivery. Our Wilmar, Sexauer, Maintenance USA and AmSan brands generally serve our facilities maintenance customers; our Barnett, U.S. Lock, Sun Star and Copperfield brands generally serve our professional contractor customers; and our Hardware Express and AF Lighting brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of over 650 field sales representatives, approximately 500 telesales and customer service representatives, a direct marketing program of approximately five million pieces annually, brand-specific websites and a national accounts sales program. We deliver our products through our network of 72 regional distribution centers, 38 professional contractor showrooms located throughout the United States and Canada, a national distribution center, or NDC, in Nashville, Tennessee, 18 vendor managed inventory locations at large customer locations and a dedicated fleet of trucks. Our broad distribution network allows us the ability to provide reliable, same-day and/or next-day delivery service to 98% of the U.S. population.

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

Results of Operations

The following table presents information derived from the condensed consolidated statements of earnings expressed as a percentage of revenues for the three and nine months ended September 28, 2007 and September 29, 2006:

	% of Net Sales		% Increase	% of Net Sales		% Increase
	Three Months Ended		(Decrease)	Nine Months Ended		(Decrease)
	September 28,	September 29,	2007	September 28,	September 29,	2007
	2007	2006	vs. 2006 (1)	2007	2006	vs. 2006 (1)

Net sales	100.0%	100.0%	5.1%	100.0%	100.0%	21.3%
Cost of sales	62.0	61.8	5.5	62.1	61.9	21.7
Gross profit	38.0	38.2	4.5	37.9	38.1	20.5

Operating expenses:
Selling, general and administrative expenses	26.7	26.9	4.2	27.7	27.1	24.2
Depreciation and amortization	1.1	1.2	(8.4)	1.1	1.4	(0.6)
Total operating expense	27.8	28.2	3.6	28.9	28.5	23.0
Operating income	10.2	10.1	6.8	9.0	9.7	12.9

Loss on extiguishment of debt	—	—	—	—	(2.7)	(100.0)
Interest expense	(2.6)	(2.8)	(2.5)	(2.7)	(2.9)	12.7
Interest income	0.1	0.1	122.6	0.1	0.1	236.5
Other income	0.1	0.1	63.7	0.1	0.1	52.4
Income before income taxes	7.9	7.4	11.8	6.5	4.2	88.7
Income tax provision	(3.0)	(2.9)	10.8	(2.5)	(1.6)	88.2
Net income	4.8%	4.5%	12.4%	4.0%	2.6%	89.0%

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

	Three Months Ended			Nine Months Ended
	September 28,	September 29,		September 28,	September 29,
	2007	2006	% Variance	2007	2006	% Variance

Net sales	$330,193	$314,182	5.1%	$938,843	$774,265	21.3%
Less acquisitions:
AmSan	—	—		(131,605)	—
Organic sales	$330,193	$314,182	5.1%	$807,238	$774,265	4.3%

Daily sales:
Ship days	63	63		191	191
Average daily sales	$5,241	$4,987	5.1%	$4,915	$4,054	21.3%
Average organic daily sales	$5,241	$4,987	5.1%	$4,226	$4,054	4.3%

                Average organic daily sales is presented herein because we believe it to be relevant and useful information to our investors since it is used by our management to evaluate the operating performance of our business, as adjusted to exclude the impact of the acquisition of AmSan LLC (“AmSan”), and compare our organic operating performance with that of our competitors. However, average organic daily sales is not a measure of financial performance under GAAP and it should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as net sales. Management utilizes average organic daily sales as an operating performance measure in conjunction with GAAP measures such as net sales.

Overview. During the three months ended September 28, 2007, our average daily sales grew 5.1%. Sales growth during the quarter was driven by solid demand from customers in our facilities maintenance end-market, which makes up over 68% of our total sales. This sales growth was partially offset by a continued slow down in the professional contractor and specialty distributor end-markets that we serve. Operating income as a percentage of sales was 10.2% in the third quarter compared to 10.1% in the comparable prior year period. This improvement in operating margin is primarily related to our continued focus on cost control, operating expense structure, operating efficiencies attained at AmSan as a result of our integration efforts and the leveraging of our logistics network. The resulting lower selling, general and administrative expenses and lower depreciation and amortization as a percentage of sales was partially offset by our continued investment in our growth initiatives such as the expansion of our field sales force and national accounts program, as well as incrementally higher share-based compensation expense during the quarter.

Three Months Ended September 28, 2007 Compared to Three Months Ended September 29, 2006

                Net Sales. Our net sales increased by $16.0 million, or 5.1%, to $330.2 million in the three months ended September 28, 2007 from $314.2 million in the three months ended September 29, 2006. The growth in revenue was driven by continued growth in our sales to the facilities maintenance end market, which grew 13.9%, partially offset by slower rates to customers in the professional contractor and specialty distributor end markets that we serve, both of which declined 10.4%.

                Gross Profit. Gross profit increased by $5.3 million, or 4.5%, to $125.4 million in the three months ended September 28, 2007 from $120.1 million in the three months ended September 29, 2006. Our gross profit margin decreased 20 basis points to 38.0% for the three months ended September 28, 2007 compared to 38.2% for the three months ended September 29, 2006. The slight decrease in gross margin is reflective of the continued expansion of our product mix, the sale of certain commodity and HVAC equipment sales in the prior year comparable period at higher than typical gross margins, as well as slightly more competitive pricing in the professional contractor and specialty distributor end markets.

                Selling, General and Administrative Expenses. SG&A expenses increased by $3.5 million, or 4.2%, to $88.1 million in the three months ended September 28, 2007 from $84.6 million in the three months ended September 29, 2006. Certain expenses within SG&A, such as the costs of running regional distribution centers, delivery expenses and selling expenses, fluctuate with sales volume. The increase in SG&A expenses included these increases, higher expenses associated with our continued investment in our growth initiatives, as well as incrementally higher share-based compensation associated with the issuance of restricted share units, deferred stock units and stock options this year.

                Depreciation and Amortization. Depreciation and amortization expense decreased by $0.3 million, or 8.4%, to $3.5 million in the three months ended September 28, 2007 from $3.9 million in the three months ended September 29, 2006. This decrease was due to the elimination of certain amortization associated with our trademarks as these intangible assets were deemed to have an indefinite life as part of a change in estimate during the year ended December 29, 2006. This decrease was partially offset by higher depreciation resulting from our higher capital spending associated with our information systems infrastructure and distribution center consolidation and integration efforts. As a percentage of sales, depreciation and amortization was 1.1% or 10 basis points lower than the 1.2% of sales that it represented in the comparable prior year period.

                Operating Income. As a result of the foregoing, operating income increased by $2.1 million, or 6.8%, to $33.8 million in the three months ended September 28, 2007 from $31.6 million in the three months ended September 28, 2006. As a percent of sales, operating income increased to 10.2% in the three months ended September 28, 2007 compared to 10.1% in the three months ended September 28, 2006.

Interest Expense. Interest expense decreased by $0.2 million in the three months ended September 28, 2007 to $8.6 million from $8.8 million in the three months ended September 29, 2006. This decrease was primarily due to a lower debt balance resulting from our $10.0 million debt repayment in the three months ended December 29, 2006 as well as scheduled reductions in the principal balance of our term-debt.

                Provision for Income Taxes. The effective tax rate for the three months ended September 28, 2007 was 38.5% compared to 38.9% for the three months ended September 29, 2006. The decrease in the effective tax rate was primarily due to tax-free income generated from our short-term investments as well as the change in a state’s measurement of tax from an income tax-based method to a non-income tax-based method partially offset by the additional liability associated with unrecognized tax benefits arising from the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, (“FIN 48”).

Nine Months Ended September 28, 2007 Compared to Nine Months Ended September 29, 2006

                Net Sales. Our net sales increased by $164.6 million, or 21.3%, to $938.8 million in the nine months ended September 28, 2007 from $774.3 million in the nine months ended September 29, 2006. Of the $164.6 million increase, $131.6 million was attributable to our AmSan acquisition and the remaining $33.0 million was driven by continued growth in our sales to the facilities maintenance end market, which grew 45.8% including AmSan, partially offset by slower sales to customers in the professional contractor and specialty distributor end markets that we serve, which declined 8.7% and 9.4%, respectively.

                Gross Profit. Gross profit increased by $60.4 million, or 20.5%, to $355.7 million in the nine months ended September 28, 2007 from $295.3 million in the nine months ended September 29, 2006. Gross profit margins decreased 20 basis points to 37.9% for the nine months ended September 28, 2007 compared to 38.1% for the nine months ended September 29, 2006. The slight decrease in gross margin is reflective of the continued expansion of our product mix, the sale of certain commodity and HVAC equipment sales in the prior year comparble period at higher than typical gross margins, as well as slightly more competitive pricing in the professional contractor and specialty distributor end markets.

                Selling, General and Administrative Expenses. SG&A expenses increased by $50.8 million, or 24.2%, to $260.3 million in the nine months ended September 28, 2007 from $209.6 million in the nine months ended September 29, 2006. Increased SG&A expenses related to our AmSan acquisition accounted for $38.2 million of the $50.8 million increase. Excluding AmSan, SG&A expenses increased 6.0% in the nine months ended September 28, 2007. SG&A expenses as a percentage of sales were 27.7% in the nine months ended September 28, 2007 compared to 27.1% in the nine months ended September 29, 2006. Certain expenses within SG&A, such as the costs of running regional distribution centers, delivery expenses and selling expenses, fluctuate with sales volume. The increase in SG&A expenses included these increases, higher expenses associated with our continued investment in our growth initiatives, as well as incrementally higher additional share-based compensation associated with the issuance of restricted share units, deferred stock units and stock options this year.

                Depreciation and Amortization. Depreciation and amortization expense decreased less than $0.1 million, or 0.6%, to $10.8 million in the nine months ended September 28, 2007 from $10.8 million in the nine months ended September 29, 2006. This decrease was due to the elimination of certain amortization associated with our trademarks as these intangible assets were deemed to have an indefinite life as part of a change in estimate during the year ended December 29, 2006. This decrease was partially offset by higher depreciation resulting from our higher capital spending associated with our information systems infrastructure and distribution center consolidation and integration efforts. As a percentage of sales, depreciation and amortization was 1.1% or 30 basis points lower than the 1.4% of sales that it represented in the comparable prior year period.

                Operating Income. As a result of the foregoing, operating income increased by $9.7 million, or 12.9%, to $84.6 million in the nine months ended September 28, 2007 from $74.9 million in the nine months ended September 29, 2006. As a percent of sales, operating income decreased to 9.0% in the nine months ended September 28, 2007 compared to 9.7% in the nine months ended September 29, 2006. This decrease was primarily due to our AmSan acquisition as well as additional share-based compensation associated with restricted share units, deferred stock units and stock options.

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $20.7 million for the nine months ended September 29, 2006. In connection with the offering of $200.0 million of 8 1/8% senior subordinated notes and entering into a $330.0 million bank credit facility in June 2006, we repurchased the 11½% senior subordinated notes of Interline New Jersey and repaid the indebtedness under the prior credit facility of Interline New Jersey. The 11½% senior subordinated notes were repurchased at a price equal to 110.51% of their principal amount. In connection with the repurchase of the 11½% senior subordinated notes and the repayment of the prior credit facility, we recorded a loss on early extinguishment of debt of $20.7 million. The loss was comprised of $13.7 million in tender premiums associated with the repurchase of the 11½% senior subordinated notes and a non-cash charge of $7.0 million in deferred financing costs associated with the repurchase of the 11½% senior subordinated notes and the repayment of the prior credit facility.

Interest Expense. Interest expense increased by $2.9 million in the nine months ended September 28, 2007 to $25.6 million from $22.7 million in the nine months ended September 29, 2006. This increase was primarily due to incrementally higher debt balances resulting from our $130.0 million debt financed acquisition of AmSan in July 2006.

                Provision for Income Taxes. The effective tax rate for the nine months ended September 28, 2007 was 38.8% compared to 38.9% in the nine months ended September 29, 2006. The decrease in the effective tax rate was due primarily to tax-free income generated from our short-term investments as well as the change in a state’s measurement of tax from an income tax-based method to a non-income tax-based method partially offset by the additional liability associated with unrecognized tax benefits arising from the adoption of FIN 48.

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

The 8 1/8% senior subordinated notes were priced at 99.3%, or $198.6 million, of their principal amount, representing a yield to maturity of 8¼%. We will amortize the discount of $1.4 million over the term of the 8 1/8% senior subordinated notes. As of September 28, 2007, the 8 1/8% senior subordinated notes had a fair market value of $197.5 million or 98.75% of par. The 8 1/8% senior subordinated notes mature on June 15, 2014 and interest is payable on June 15 and December 15 of each year.

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

Financial Condition

                Working capital increased by $40.2 million to $317.4 million as of September 28, 2007 from $277.2 million as of December 29, 2006. The increase in working capital was primarily funded by cash flows from operating activities.

Cash Flow

                Net cash provided by operating activities was $50.4 million in the nine months ended September 28, 2007 compared to net cash provided by operating activities of $13.6 million in the nine months ended September 29, 2006. The increase of $36.8 million in net cash provided by operating activities in the nine months ended September 28, 2007 compared to the nine months ended September 29, 2006 was primarily as a result of strong operating performance and working capital management. Changes in our working capital components used $6.3 million during the nine months ended September 28, 2007 compared to $38.9 million used during the nine months ended September 29, 2006. Changes in our working capital for the comparable nine-month period includes the timing of certain purchases of inventory which are not due and payable as of the end of the quarter, reflective of a $24.4 million increase in trade accounts payable balances as well as improved inventory turns and lower inventory needs associated with lower sales demand from our professional contractor and specialty distributor customers. The increase in cash from operations from changes in our trade payable and inventory balances was partially offset by higher trade receivable balances associated with sales growth.

Net cash used in investing activities was $39.7 million in the nine months ended September 28, 2007 compared to net cash used in investing activities of $136.6 million in the nine months ended September 29, 2006. Net cash used in investing activities in the nine months ended September 28, 2007 was attributable to capital expenditures made in the ordinary course of business of $11.5 million and $28.2 million in net investments in short-term investments comprised of tax exempt auction rate securities and variable rate demand notes. Net cash used in investing activities in the nine months ended September 29, 2006 was attributable to capital expenditures made in the ordinary course of business of $5.3 million and costs related to purchases of businesses, net of cash, of $131.3 million, including $130.6 for AmSan.

Net cash used in financing activities totaled $1.4 million in the nine months ended September 28, 2007 compared to net cash provided by financing activities of $123.8 million in the nine months ended September 29, 2006. Net cash used in financing activities in the nine months ended September 28, 2007 was attributable to our repayment of $2.1 million of borrowings on our credit facility and capital lease obligations offset by $0.7 million of proceeds from stock options exercised and excess tax benefits from share-based compensation. Net cash provided by financing activities in the nine months ended September 29, 2006 was attributable to (1) our issuance of $198.6 million of 8 1/8% senior subordinated notes, net of $1.4 million discount, and $230.0 million of term debt, less $9.8 million in debt issuance costs associated with the issuance of the 8 1/8% senior subordinated notes and the term debt, partially offset by our repayment of $149.4 million of term debt, our repurchase of $130.0 million of our 11½% senior subordinated notes and $13.7 million in redemption premiums and (2) our repayment of $3.3 million of borrowings on our revolving credit facility and capital lease obligations partially offset by $1.4 million of proceeds from stock options exercised and excess tax benefits from share-based compensation.

Capital Expenditures

                Capital expenditures were $3.5 million in the three months ended September 28, 2007 compared to $1.6 million in the three months ended September 29, 2006. Capital expenditures as a percentage of sales were 1.1% in the three months ended September 28, 2007 compared to 0.5% in the three months ended September 29, 2006. Capital expenditures were $11.5 million in the nine months ended September 28, 2007 compared to $5.3 million in the nine months ended September 29, 2006. Capital expenditures as a percentage of sales were 1.2% in the nine months ended September 28, 2007 compared to 0.7% in the nine months ended September 29, 2006. The increases in capital expenditures are due to our AmSan acquisition as well as the expansion of existing distribution centers and warehouse equipment and investments in our information technology systems necessary for the integration of our AmSan acquisition.

Credit Facility

Borrowings under the term loan, the delayed draw facility and the revolving credit facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.75% or at the alternate base rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus 0.75%. As of September 28, 2007, the interest rate in effect with respect to the term loan and the delayed draw facility was 6.93% for the LIBOR option and 8.50% for the alternate base rate option. Outstanding letters of credit under the revolving credit facility are subject to a per annum fee equal to the applicable margin under the revolving credit facility. The interest rate margin is subject to pricing adjustments at the end of each fiscal quarter based on net total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). The term loan and the delayed draw facility mature on June 23, 2013 and the revolving loan facility matures on June 23, 2012. Amounts under the term loan and the delayed draw facility are due and payable in quarterly installments equal to 1.0% of the original principal amount on an annual basis through June 23, 2013, with the balance payable in one final installment at the maturity date.

The bank credit facility, which is secured by substantially all of the assets of Interline New Jersey and is guaranteed by us and by the domestic subsidiaries of Interline New Jersey, contains affirmative, negative and financial covenants that limit Interline New Jersey’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain certain financial ratios as of the last day of each fiscal quarter, including a minimum ratio based on an adjusted and consolidated EBITDA to consolidated cash interest expense and a maximum ratio of net total indebtedness to an adjusted consolidated EBITDA. Interline New Jersey and the Company were in compliance with all covenants at September 28, 2007.

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

As of September 28, 2007, Interline New Jersey had $15.2 million of letters of credit issued under the revolving loan facility and $217.1 million of aggregate principal outstanding under the term loan facility.

Liquidity

Historically, our capital requirements have been for debt service obligations, working capital requirements, including for inventory, accounts receivable and accounts payable, acquisitions, the expansion and maintenance of our distribution network and upgrades of our information systems. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through cash flow generated from operating activities and funds borrowed under our credit facility. We expect our cash and short-term investments on hand as well as cash flow from operations and loan availability under our credit facility to be our primary source of funds in the future. Letters of credit, which are issued under the revolving loan facility under our credit facility, are used to support payment obligations incurred for our general corporate purposes.

                As of September 28, 2007, we had approximately $84.8 million of availability under Interline New Jersey’s $100.0 million revolving credit facility.

                We believe that cash and short-term investments on hand, cash flow from operations and available borrowing capacity under our new credit facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the next twelve months.

Contractual Obligations

                Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 29, 2006 filed with the SEC. Other than the adoption of FIN 48 as described in “Note 7. Income Taxes” to the unaudited condensed consolidated financial statements above, there have been no material changes to our contractual obligations since December 29, 2006. As of September 28, 2007, we cannot reasonably estimate the period of cash settlement on our unrecognized tax benefits. In addition, we do not anticipate that our total unrecognized tax benefits will significantly change prior to September 26, 2008.

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

                Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 29, 2006 filed with the SEC. During the nine months ended September 28, 2007, there were no significant changes to any of our critical accounting policies.

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

Interest Rate Risk

Our variable rate term debt is sensitive to changes in the general level of interest rates. As of September 28, 2007, the interest rate in effect with respect to our $217.1 million variable rate term debt was 6.93% for the LIBOR option and 8.50% for the alternate base rate option. While our variable rate term debt obligations expose us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance or results of operations. Based on the outstanding variable rate term debt as of September 28, 2007, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $1.6 million pre-tax change to our statement of operations for the nine months ended September 28, 2007.

The fair market value of our fixed rate debt is subject to interest rate risk. As of September 28, 2007, the fair market value of our $200.0 million 8 1/8% senior subordinated notes was $197.5 million or 98.75% of par.

Foreign Currency Exchange Risk

                The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of September 28, 2007.

Derivative Financial Instruments

As of September 28, 2007, we did not have any interest rate swap exchange agreements, or swaps. Historically, we entered into derivative financial instruments from time to time, including interest rate exchange agreements, or swaps, to manage our exposure to fluctuations in interest rates on our debt. Under our former swap agreements, we pay a fixed rate on the notional amount to our banks and the banks pay us a variable rate on the notional amount equal to a base LIBOR rate.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 28, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INTERLINE BRANDS, INC.
Registrant

Date: November 2, 2007	By:	/S/ THOMAS J. TOSSAVAINEN
Thomas J. Tossavainen
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)