Form 10-K
period 2007-12-28
INTERLINE BRANDS, INC./DE
filed 2008-02-26
CIK 1292900

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32380

INTERLINE BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0542659 (I.R.S. Employer Identification No.)
801 West Bay Street, Jacksonville, Florida (Address of principal executive offices)	32204 (Zip Code)
(904) 421 1400 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 29, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $794.5 million based on the closing sale price as reported on the New York Stock Exchange.

         As of February 22, 2008, there were 32,341,750 shares of the registrant's common stock outstanding (excluding 42,083 shares held in treasury), par value $0.01.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 8, 2008 is incorporated by reference in Part III of this Form 10-K.

i

PART I

Forward-Looking Statements

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as "may," "believe," "expect," "anticipate," "intend," "plan," "estimate" or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

  •
  material facilities and systems disruptions and shutdowns,

  •
  economic slowdowns,

  •
  general market conditions,

  •
  adverse changes in trends in the home improvement and remodeling and home building markets,

  •
  consumer spending and debt levels,

  •
  the highly competitive nature of the maintenance, repair and operations distribution industry,

  •
  failure to realize expected benefits from acquisitions,

  •
  our ability to purchase products from suppliers on favorable terms,

  •
  the length of our supply chains,

  •
  work stoppages or other business interruptions at transportation centers or shipping ports,

  •
  fluctuations in the cost of commodity-based products, raw materials and fuel prices,

  •
  currency exchange rates,

  •
  the loss of significant customers,

  •
  our ability to accurately predict market trends,

  •
  product cost and price fluctuations due to market conditions,

  •
  failure to locate, acquire and successfully integrate acquisition candidates,

  •
  dependence on key employees,

  •
  our inability to protect trademarks,

  •
  adverse publicity and litigation,

  •
  our level of debt,

  •
  interest rate fluctuations,

  •
  future cash flows,

  •
  changes in consumer preferences,

  •
  labor and benefit costs,

  •
  weather conditions,

  •
  the other factors described under "Part I. Item 1A—Risk Factors" in this Annual Report on Form 10-K.

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

ITEM 1.    Business

Our Company

        We are a leading national distributor and direct marketer of maintenance, repair and operations, or MRO, products. We sell to approximately 200,000 active customer accounts and stock over 85,000 MRO products in the following categories: plumbing, janitorial and sanitary, electrical, lighting, hardware, security, heating, ventilation and air conditioning, and other miscellaneous products. Our products are primarily used for the repair, maintenance, remodeling and refurbishment of properties and non-industrial facilities. We are able to realize higher operating margins by focusing on repair, maintenance, remodeling and refurbishment customers, who generally make smaller, more frequent purchases and require high levels of service. Our diverse customer base includes facilities maintenance customers, which consist of multi-family housing facilities, educational institutions, lodging and health care facilities, government properties and building service contractors; professional contractors who are primarily involved in the repair, remodeling and construction of residential and non-industrial facilities; and specialty distributors, including plumbing and hardware retailers. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

        We market and sell our products primarily through ten distinct and targeted brands, each of which is nationally recognized in the markets we serve for providing premium products at competitive prices with reliable same-day or next-day delivery. Wilmar, Sexauer, Maintenance USA and AmSan brands generally serve our facilities maintenance customers; Barnett, U.S. Lock, Sun Star and Copperfield brands generally serve our professional contractor customers; Hardware Express and AF Lighting brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of over 650 field sales representatives, over 500 telesales and customer service representatives, a direct marketing program of approximately five million pieces annually, brand-specific websites and a national accounts sales program. We deliver our products through our network of 74 regional distribution centers, 39 professional contractor showrooms located throughout the United States and Canada, a national distribution center, or NDC, in Nashville, Tennessee, 21 vendor managed inventory locations at large professional contractor customer locations and a dedicated fleet of trucks. Our broad distribution network allows us the ability to provide reliable, same-day or next-day delivery service to 98% of the U.S. population.

        Our information technology and logistics platform supports our major business functions, allowing us to market and sell our products at varying price points depending on the customer's service requirements. While we market our products under a variety of branded catalogs, generally our brands draw from the same inventory within common distribution centers and share associated employee and transportation costs. In addition, we have centralized marketing, purchasing and catalog production operations to support our brands. We believe that our information technology and logistics platform also benefits our customers by allowing us to offer a broad product selection at highly competitive prices while maintaining the unique customer appeal of each of our targeted brands. Overall, our common operating platform has enabled us to improve customer service, maintain lower operating costs, efficiently manage working capital and support our growth initiatives.

        In this document, unless otherwise indicated, "we" refers to Interline Brands, Inc., a Delaware corporation, and its consolidated subsidiaries; and "Interline New Jersey" refers to Interline Brands, Inc., a New Jersey corporation through which we conduct our business.

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

        Within the MRO distribution industry, we focus on serving customers in three principal end markets: facilities maintenance, professional contractors and specialty distributors. Our customers are primarily engaged in the repair, maintenance, remodeling, refurbishment and construction of properties and non-industrial facilities, as opposed to the maintenance of heavy industrial facilities and machinery. Our facilities maintenance customers are individuals and entities responsible for the maintenance and repair of various commercial properties, including apartment buildings, schools, hotels and health care facilities. Our professional contractor customers buy our products to provide plumbing, electrical, heating, ventilation and air conditioning, or HVAC, and mechanical services to their residential and commercial customers. Our specialty distributor customers consist primarily of hardware stores and small plumbing and electrical distributors that purchase our products for resale.

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

Our Products

        We stock over 85,000 standard and specialty MRO products in a number of product categories, including plumbing, janitorial and sanitary supplies, electrical and lighting, heating, ventilation and air conditioning, appliances and parts, security, hardware and tools, window and floor coverings and paint accessories. We offer a broad range of brand name and exclusive brand products.

  Product Categories

        The approximate percentages of our net sales for the fiscal year ended December 28, 2007 by product category were as follows:

Product Category	Percent of Net Sales
Plumbing	31%
Janitorial and sanitary	23
Electrical and lighting	10
Heating, ventilation and air conditioning	10
Appliances and parts	6
Security	5
Hardware and tools	5
Other	10

Total	100%

        The following is a discussion of our principal product categories:

        Plumbing Products.    We sell a broad range of plumbing products, from individual faucet parts to complete bathroom renovation kits. In addition, we sell both brand name and exclusive brand products. For example, we sell brand name products from manufacturers including Moen and Delta. We also sell exclusive brand plumbing products under various proprietary trademarks, including Premier faucets and water heaters, DuraPro tubular products and ProPlus retail plumbing accessories.

        Janitorial and Sanitary Products.    Our comprehensive selection of janitorial and sanitary products includes brooms, mops, trash can liners, cleaning chemicals, paper towels and bath tissue. We offer a number of products from leading janitorial and sanitary manufacturers, such as Kimberly-Clark and Georgia-Pacific. We also offer exclusive brand janitorial and sanitary products under the Renown brand.

        Electrical and Lighting Products.    Our comprehensive selection of electrical and lighting products range from electrical wire and breakers to light fixtures and light bulbs. We offer brand name products from leading electrical supply manufacturers, including Eaton, Sylvania and Leviton, as well as a number of exclusive brand electrical products, such as Lumination Lighting and Preferred Industries.

        Heating, Ventilation and Air Conditioning Products.    We offer a variety of HVAC products, including condensing units, thermostats, fans and motors under both brand and exclusive brand names. Manufacturers include Nordyne, Goodman and Honeywell. We also offer specialty ventilation and chimney maintenance products through our Copperfield brand.

        Appliances and Parts.    Our comprehensive range of appliances and parts includes stoves, washer/dryer components, garbage disposers, refrigerators and range hoods. We sell a number of brand name products of leading appliance manufacturers, including General Electric and Whirlpool. We also sell a number of high-quality replacement parts from a number of different suppliers.

        Security Products.    We sell a broad range of security hardware products, from individual lock-sets to computerized master-key systems. We sell a number of brand name products of leading security hardware manufacturers, including Kwikset and Schlage. We also sell a number of exclusive brand security hardware products, such as U.S. Lock hardware, Legend locks and Rx master keyways.

        Hardware and Tools.    We sell a variety of hardware products and tools, including hinges, power tools and mini blinds. Our brand name products include DeWalt, Channellock and Hagar Hinge. Our exclusive brand hardware products include Yukon, Legend and Anvil Mark.

  Exclusive Brand Products

        Our size and reputation have enabled us to develop and market various lines of exclusive brand products, which we believe offer our customers high quality, low-cost alternatives to the brand name products we sell. Third-party manufacturers, primarily in Asia and the United States, using our proprietary branding and packaging design, manufacture our exclusive brand products to our specifications. Our sales force, catalogs and promotional flyers emphasize the comparative value of our exclusive brand products. Since our exclusive brand products are typically less expensive for us to purchase from suppliers, we are able to improve our profit margin with the sale of these products, despite the fact that we sell them to our customers at a discount to our non-exclusive brand product offerings. In addition, we have found that we develop strong relationships with our exclusive brand customers and generate increased repeat business, as exclusive brand customers generally return to us for future service and replacement parts on previously purchased products.

  New Product Offerings

        We constantly monitor and evaluate our product offerings both to assess the sales performance of our existing products and to discontinue products that fail to meet specified sales criteria. We also create new product offerings in response to customer requirements by adjusting our product portfolio within existing product lines as well as by establishing new product line categories. These categories can either be new to Interline or new to a brand. For example, as we integrate AmSan into Interline we will look to add certain AmSan products to our other brands where appropriate. Through these efforts, we are able to address our customers' changing product needs and thereby retain and attract customers. Further, by introducing new product lines, we provide our customers with additional opportunities for cost savings and a one-stop shopping outlet with broad product offerings. We believe that introducing new products in existing product lines and creating new product lines are both strategies which enable us to increase penetration of existing customer accounts, as well as attract new customers to our brands.

Our Brands

        We market and sell products to our customers primarily through ten distinct and targeted brands: Wilmar®, Sexauer®, Maintenance USA®, AmSan™, Barnett®, Hardware Express®, U.S. Lock®, SunStar®, Copperfield™ and AF Lighting™. Each of our brands is focused on serving a particular customer group. Wilmar, Sexauer, Maintenance USA and AmSan brands generally serve facilities maintenance customers; Barnett, U.S. Lock, SunStar and Copperfield brands generally serve our professional contractor customers; Hardware Express and AF Lighting brands generally serve our specialty distributor customers. Our brands are distinguished not only by the type of products offered, but also by the levels of service provided to customers. We have brands that market a wide range of product categories, such as Wilmar, as well as brands that specialize in a particular group of products, such as U.S. Lock, which focuses on security hardware, SunStar, which focuses on specialty lighting, and Copperfield, which focuses on chimney repair and maintenance products. We have brands that market complementary services to our customers, including inventory management and technical assistance, and brands that offer products without support services. We believe that our brand-based business model effectively allows us to offer a deep product offering to very targeted customer end-markets. We have core competencies in almost all of the sales channels available to a distributor including national account sales professionals, outside sales representatives, outbound and inbound telesales and customer service representatives, direct marketing via catalog and flyers, professional contractor showroom, vendor managed inventory locations, and internet-based service capabilities. This allows us to effectively compete for a broad range of customers across our industry by offering our customers the service and delivery platform they prefer and often require.

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

        Wilmar.    Our Wilmar brand specializes in sales of maintenance products to the multi-family housing market. Through its master catalog, Wilmar is able to act as a one-stop shopping resource for multi-family housing maintenance managers by offering one of the industry's most extensive selections of standard and specialty plumbing, hardware, electrical, janitorial and related products. Wilmar provides same-day or next-day delivery in local markets on our own trucks served by our distribution centers, and ships by parcel delivery services or other carriers to other areas. The Wilmar brand sells primarily through field sales representatives, as well as through direct marketing and telesales. We also have a successful national accounts program at Wilmar where national account managers market to high level officers at real estate investment trusts, or REITs, and other property management companies. Through this program, we assist large multi-location customers in reducing total supply chain costs.

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

        AmSan.    Our AmSan brand markets and sells a comprehensive range of janitorial and sanitary products to institutional facilities, such as schools and universities, health care sites, lodging and government properties and building service contractors. We sell AmSan products primarily through field sales representatives supported by a full line catalog, which includes national brand product offerings as well as AmSan's exclusive brand product line Renown™. In addition, AmSan provides customers with reliable technical support, equipment repair services, and customized training programs, all of which make AmSan an important supplier to our customers. AmSan provides same-day or next-day delivery in local markets served by our distribution centers and ships by parcel delivery services or other carriers to other areas.

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

        SunStar/AF Lighting.    Our SunStar and AF Lighting brands sell residential lighting and electrical products to electrical contractors, electrical distributors, lighting showrooms and mass merchants through direct marketing, outbound telesales and a network of manufacturer's representatives.

Sales and Marketing

        We market our products nationally and internationally through a variety of channels. The majority of our sales to facilities maintenance customers are made through field sales representatives, and the majority of our sales to professional contractors and specialty distributors are made through telesales supported by catalog and promotional mailings, and field sales in major metropolitan markets. We also serve our facilities maintenance and professional contractor customers with brand-specific websites, though the majority of customer orders are received through the other channels discussed above. For a more detailed description of our approach to e-commerce, see "Management Information System."

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

  Field Sales Representatives

        Our direct sales force markets and sells to all levels of the customer's organization, including senior property management executives, local and regional property managers, on-site maintenance managers, and owners and managers of professional plumbing, electrical and HVAC contractors. Our direct sales force marketing efforts are designed to establish and solidify customer relationships through frequent contact, while emphasizing our broad product selection, reliable same-day or next-day delivery, high level of customer service and competitive pricing.

        We maintain one of the largest direct sales forces in our industry, with over 650 field sales representatives covering markets throughout the United States, Canada and Central America. We have found that we obtain a greater percentage of our customers' overall spending on MRO products in markets serviced by local sales representatives, particularly in regions where these representatives are supported by a nearby distribution center that enables same-day or next-day delivery of our product line.

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

  Telesales

        Our telesales operation has been designed to make ordering our products as convenient and efficient as possible. We divide our telesales staff into outbound and inbound groups. Our outbound telesales representatives are responsible for maintaining relationships with existing customers and prospecting for new customers. These representatives are assigned individual accounts in specified territories and have frequent contact with existing and prospective customers in order to make telesales presentations, notify customers of current promotions and encourage additional purchases. Our inbound telesales representatives are trained to process orders quickly from existing customers, provide technical support and expedite and process new customer applications, as well as handle all other customer service requests. We offer our customers nationwide toll-free telephone numbers and brand-specific telesales representatives who are familiar with a particular brand's markets, products and customers. Our call centers are staffed by over 500 telesales, customer service and technical support personnel, who utilize our proprietary, on-line order processing system. This sophisticated software provides the telesales staff with detailed customer profiles and information about products, pricing, promotions and competition.

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

Operations and Logistics

  Distribution Network

        We have a network of 74 regional distribution centers and 39 professional contractor showrooms strategically located to serve the largest metropolitan areas throughout the United States and Canada, and a national distribution center, or NDC, in Nashville, Tennessee. In addition, we have 21 vendor managed inventory locations at large professional contractor customer locations. We also maintain a dedicated fleet of trucks to assist in local delivery of products. The geographic scope of our distribution network and the efficiency of our information system enable us to provide reliable, same-day or next-day delivery service to over 98% of the U.S. population.

        Our regional distribution centers are central to our operations and range in size from approximately 7,500 square feet to approximately 147,300 square feet. Our regional distribution centers are typically maintained under operating leases in commercial or industrial centers, and primarily consist of warehouse and shipping facilities. We have also had success with opening professional contractor showrooms in existing distribution centers and in freestanding locations, which allow customers to obtain products from a fixed location without ordering in advance.

  Inbound Logistics

        Our 317,100 square feet NDC in Nashville, Tennessee receives the majority of our supplier shipments and efficiently re-distributes products to our regional distribution centers. Some over-sized or seasonal products are directly shipped to regional distribution centers by suppliers. Our use of the NDC has significantly reduced regional distribution center replenishment lead times while simultaneously improving our customer fill rates.

  Outbound Logistics

        Once a telesales or customer service representative enters an order into our computer system, the order is picked and processed in the distribution center nearest to the customer. For customers located within the local delivery radius of a distribution center, our own trucks or third-party carriers will deliver the products directly to the customer the next day. For customers located outside the local delivery radius of a distribution center, we deliver products via parcel delivery companies, such as UPS. Large orders, or orders that cannot be delivered via parcel delivery, are delivered by common carriers. We generally arrange for pick-up of returns at no charge to the customer in the local delivery radius. For customers outside the local delivery radius, we provide parcel service pick-up of the returns at no charge and also provide a full refund if the return is the result of our error. Portions of our sales are delivered direct from the supplier.

Suppliers and Purchasing

        Our suppliers play an important role in our success; therefore, we work closely with our supplier base to ensure product merchandising and costs are managed effectively. Wherever possible, we seek to develop long-standing relationships with our suppliers. We also manage sourcing risk by developing multiple sources of competitive product supply for many key products. Due to our high volume of purchases, we are able to obtain purchase terms we believe to be more favorable than those available to most local suppliers of MRO products.

        We buy our products from over 3,000 suppliers located in the United States and throughout the world. A majority of our purchases are from primarily domestic supplier partners with the remainder from foreign-based suppliers primarily located throughout Asia and South America.

        With regard to inventory, our customer-centric strategy balances the need for high fill rates with the aggressive management of inventory levels. Our goals are to continue to increase our inventory efficiency over the long term as we grow, further optimize our distribution network, manage SKU complexity and leverage our common information technology and logistics platforms. We also balance inventory efficiency with global sourcing opportunities, which have longer supply lead times than domestic relationships.

        In addition to our inventory management team, our purchasing process is managed through an inventory management system which forecasts demand based on customer ordering patterns. This system monitors our inventory and alerts our purchasing managers of items approaching low levels of stock. We balance ordering and carrying costs in an effort to minimize total inventory costs. When an item reaches a re-order point, it is re-ordered either automatically or through a purchasing manager. Demand forecasting is automated and is primarily based on historical sales and/or seasonally adjusted demand and supply lead times, which in turn are key inputs into setting safety stock levels.

Management Information Systems

        We operate a customer service and inventory management system that allows us to manage customer relationships and to administer and distribute thousands of products. Our systems encompass all major business functions for each of our brands and enable us to receive and process orders, manage inventory, verify credit and payment history, generate customer invoices, receive payments and manage our proprietary customer lists. We have consistently invested in our information technology, as we believe that the efficiency and flexibility of our information system are critical to the success of our business.

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

        We constantly seek new ways to generate additional efficiencies, such as by utilizing e-commerce. With brand-specific websites, our customers can browse our catalogs and use the internet to send electronic purchase orders to our order entry system. Additionally, we integrate with industry-leading business-to-business portals that allow customers to receive real-time inventory visibility and order product. Our customers can integrate these systems into their own purchase order systems, thereby making their supply chain operate more seamlessly. In addition, we offer our customers the option of receiving invoices electronically. For customers that place frequent orders and have the ability to receive electronic invoices, this program can dramatically reduce ordering costs by eliminating invoice handling and automating the matching and payment process. We believe that by offering services like electronic purchasing and invoicing, which remove transaction costs from the supply chain, we encourage our customers to use us as their single source for MRO supplies.

Competition

        The MRO product distribution industry is highly competitive. Competition in our industry is primarily based upon product line breadth, product availability, service capabilities and price. We face significant competition from national and regional distributors, such as HD Supply, Inc., Ferguson and W.W. Grainger, Inc. These competitors market their products through the use of direct sales forces as well as direct marketing and catalogs. In addition, we face competition from traditional channels of distribution such as retail outlets, small wholesalers and large warehouse stores, including Home Depot and Lowe's. We also compete with buying groups formed by smaller distributors, internet-based procurement service companies, auction businesses and trade exchanges.

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

Trademarks and Other Intellectual Property

        We have registered and nonregistered trade names and trademarks covering the principal brand names and product lines under which our products are marketed, including AF LightingSM, AmSan®, Barnett®, WilmarSM, Copperfield®, Hardware Express®, LeranSM, Maintenance MartSM, Maintenance USA®, Renovations Plus®, Sexauer®, SunStar Lighting®, Trayco®, U.S. Lock®, and Wilmar®. We also own several patents for certain products manufactured and marketed under our Copperfield brand. We believe that our trademarks and other intellectual property rights are important to our success and our competitive position. Accordingly, our policy is to pursue and maintain registration of our trade names, trademarks and other intellectual property whenever appropriate and to oppose vigorously any infringement or dilution of our trade names, trademarks and other intellectual property.

Employees

        As of December 28, 2007, we had 3,801 employees, of whom 119 were unionized. Currently, we have two labor agreements in place: one for our Mt. Laurel, New Jersey distribution center and one for our Elkridge, Maryland distribution center. The Mt. Laurel, New Jersey agreement was renegotiated on October 18, 2007 and will expire on October 17, 2010. The total number of employees within this bargaining unit is 62. The Elkridge, Maryland agreement was renegotiated on November 1, 2007 and will expire on October 31, 2010. The total number of employees within this bargaining unit is 57. We have not experienced any work stoppages resulting from management or union disagreements and believe that our employee relations are satisfactory.

Available Information

        Our internet address is www.interlinebrands.com. We make available, free of charge, through our internet site, via a hyperlink to the 10KWizard.com web site, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").

ITEM 1A.    Risk Factors

        The following risk factors should be read carefully in connection with evaluating us and this annual report on Form 10-K. Certain statements in "Risk Factors" are forward-looking statements. See "Forward-Looking Statements" above.

Risks Relating to Our Business

Slowdowns in general economic activity and other unforeseen events may detrimentally impact our customers and thereby significantly reduce our revenues and profitability.

        The MRO product distribution industry is affected by changes in economic conditions outside our control, including national, regional and local slowdowns in general economic activity and job markets, which can result in increased vacancies in the residential rental housing market and a general decrease in product demand from professional contractors and specialty distributors. For example, the current slow down in economic activity in the residential housing and remodeling market has resulted in lower average order sizes and lower revenues in our professional contractor and specialty distributor business. In addition, the slowdown in economic activity during 2002 and 2003 resulted in less apartment unit refurbishment and renovation which reduced demand for our products and depressed revenue growth during that period. Economic slowdowns, adverse economic conditions or cyclical trends in our customer markets and other unforeseen events, such as terrorist attacks or armed hostilities, could negatively affect our industry or the industries in which our customers operate and significantly reduce our revenues and profitability.

One of the key markets in which we operate is impacted by trends in home improvement, home remodeling and home building. Adverse changes in economic factors specific to these industries may negatively impact the rate of growth of our net sales.

        The professional contractor market is impacted by trends in home improvement, home remodeling and new home construction. Trends in these areas are in turn dependent upon a number of factors, including demographic trends, interest rates, tax policy, employment levels, consumer confidence and the economy generally. Unfavorable changes in demographics or a weakening of the national economy or of any regional or local economy in which we operate could adversely affect consumer spending, result in decreased demand for repair, improvement, remodeling or construction products and adversely affect our business. For example, during 2007 our average organic daily sales rate in the professional contractor and specialty distributor markets was down 9.7% and 10.2%, respectively.

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

        As a distributor of manufactured products, our profitability is related to the prices we pay to the manufacturers from which we purchase our products and to the cost of transporting the products to us and our customers. The price that our suppliers charge us for our products is dependent in part upon the availability and cost of the raw materials used to produce those products. Such raw materials are often subject to price fluctuations, frequently due to factors beyond our control, including changes in supply and demand, general U.S. and international economic conditions, labor costs, competition and government regulations. Increases in the cost of raw materials, such as copper, oil, stainless steel, aluminum, zinc, plastic and PVC and other commodities and raw materials, have occurred in the past and adversely impacted our operating results. Transportation prices are significantly dependent on fuel prices, which generally change due to factors beyond our control, such as changes in worldwide demand, disruptions in supply, changes in the political climate in the Middle East and other regions and changes in government regulations. Fluctuations in raw materials and fuel prices may increase our costs and significantly reduce our revenues and profitability.

        A significant decline in raw materials, fuel and transportation costs may also adversely affect us. For example, during 2005 and 2006, the cost of our products has increased materially because of raw materials, fuel and transportation cost increases and other demand factors. During this period, a significant portion of our sales growth has resulted from our price increases related to these increased costs. The nature and extent of such an impact is difficult to predict, quantify and measure. To the extent the costs of products increase or decrease, the prices we charge for our products may correspondingly increase or decrease, adversely affecting our revenues and profitability.

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

        China's turnover tax system consists of value-added tax, or VAT, consumption tax and business tax. Export sales are exempted under VAT rules and an exporter who incurs input VAT on the manufacture of goods can claim a tax rebate from Chinese tax authorities. Currently, our Chinese suppliers benefit from the tax rebates that China provides them to export their products. If these tax rebates are reduced or eliminated, some of our Chinese-sourced products could become more expensive for us, thereby reducing our profitability.

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

        To ensure timely delivery of our products to our customers, we frequently rely on third parties, including couriers such as UPS and other national shippers as well as various local and regional trucking contractors and logistics consulting and management companies. Outsourcing this activity generates a number of risks, including decreased control over the delivery process and service timeliness and quality. Any sustained inability of these third parties to deliver our products to our customers could result in the loss of customers or require us to seek alternative delivery sources, if they are available, which may result in significantly increased costs and delivery delays. Furthermore, the need to identify and qualify substitute service providers or increase our internal capacity could result in unforeseen operations problems and additional costs. Moreover, if demand for our products increases, we may be unable to secure sufficient additional capacity from our current service providers, or others, on commercially reasonable terms, if at all.

The loss of any of our significant customers could significantly reduce our revenues and profitability.

        Our 10 largest customers generated approximately $77.6 million, or approximately 6%, of our sales in the year ended December 28, 2007, and our largest customer accounted for approximately 3% of our sales in the year ended December 28, 2007. The loss of one or more of our significant customers or deterioration in our relations with any of them could significantly reduce our revenues and profitability.

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

  •
  the diversion of management's attention from the management of daily operations to the integration of operations;

  •
  difficulties in the assimilation and retention of employees; and

  •
  difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards, controls, including internal accounting controls, procedures and policies and expenses of any undisclosed or potential legal liabilities.

        Prior to the acquisition, AmSan and Interline Brands operated as separate entities. We may not be able to maintain the levels of revenue, earnings or operating efficiency that each entity had achieved or might achieve separately. Successful integration of AmSan's operations will depend on our ability to manage those operations, realize opportunities for revenue growth presented by strengthened product offerings and to eliminate redundant and excess costs.

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

        Our operations are dependent upon our information technology systems that encompass all of our major business functions. We rely upon our information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis and to coordinate our sales and marketing activities across all of our brands. We believe that our information technology systems play a key role in our ability to achieve operating and financial efficiencies. Any substantial disruption of our information technology systems for any prolonged time period could result in delays in receiving inventory and supplies or filling customer orders and, accordingly, could significantly lower our revenues and profitability.

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

If an auction fails for amounts we have invested in auction rate securities or variable rate demand notes, our investment will not be liquid. If the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of our investment through an impairment charge.

        Our short-term investments portfolio is comprised of auction rate securities and variable rate demand notes. As of December 28, 2007, we had $48.5 million in short-term investments. If an auction fails for amounts we have invested in auction rate securities or variable rate demand notes, our investment will not be liquid. In the event we need to access these funds, we will not be able to until a future auction on our investment is successful. If the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of our investment through an impairment charge.

Risks Relating to Our Indebtedness

Our indebtedness may limit our cash flow available to invest in the ongoing needs of our business, which could prevent us from fulfilling our obligations.

        As of December 28, 2007, our total indebtedness was $430.7 million, of which $12.1 million was outstanding in the form of letters of credit. We had $228.7 million of senior indebtedness outstanding and $87.9 million in additional revolving loan availability under our $100.0 million revolving loan facility.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        We operate out of 144 locations throughout the United States, Canada and Puerto Rico consisting of 74 regional distribution centers, 39 professional contractor showrooms, 21 vendor-managed inventory locations, 6 administrative and support facilities, three cross-dock facilities and one NDC.

        We lease 120 properties. The majority of these leases are for terms of five to ten years. We own our corporate headquarters located in Jacksonville, Florida, and regional distribution centers in Long Island, New York and Louisville, Kentucky, both of which have attached administrative and support facilities. None of the owned properties are subject to any mortgages. The 21 vendor-managed inventory locations are customer specific locations whereby we assist those customers with their MRO inventory management process.

        We believe that our properties are in good operating condition and adequately serve our current business operations.

        The ranges in size of the locations we operate out of are as follows (not including vendor-managed inventory locations and cross-dock facilities):

Size (in square feet)
National distribution center	317,100
Regional distribution centers	7,500-147,300
Professional contractor showrooms	2,600- 27,000
Administrative and support facilities	3,200- 37,000

        The following table sets forth the states, territories and provinces we operate out of (not including vendor-managed inventory locations and cross-dock facilities):

Location	National and Regional Distribution Centers	Professional Contractor Showrooms	Administrative and Support Locations
U.S. State
Alabama	1	1
Arizona	1
California	5	2
Colorado	1	1
Florida	8	6	2
Georgia	1	1
Illinois	4	3
Indiana	1
Iowa		3
Kansas	2
Kentucky	3
Louisiana	2
Maryland	2	1
Massachusetts	2	1
Michigan	1
Minnesota	2	1
Missouri	2
Montana		2
Nebraska	1	1
Nevada	1	1
New Jersey	3	2	1
New York	2
North Carolina	3	1
Ohio	3
Oklahoma	2	1	1
Oregon	1	2	1
Pennsylvania	2	1
South Carolina	1
Tennessee	4
Texas	6	5	1
Washington	5	2
Wisconsin		1

Subtotal	72	39	6
U.S. Territory
Puerto Rico	1

Subtotal	1	0	0
Canadian Province
Alberta	1
Ontario	1

Subtotal	2	0	0

Total	75	39	6

ITEM 3.    Legal Proceedings

        We are involved in various legal proceedings in the normal course of our business. In the opinion of management, none of the proceedings is material in relation to our consolidated financial statements.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders during the fourth quarter of our year ended December 28, 2007, through the solicitation of proxies or otherwise.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

  Market Information

        Since December 16, 2004, our common stock has been publicly traded on the New York Stock Exchange, or NYSE, under the symbol "IBI".

        As of February 22, 2008, there were approximately 50 holders of record of our outstanding common stock.

  Stock Price Performance

        The following Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

        The following performance graph compares the performance of our common stock with the performance of the New York Stock Exchange Composite and the Standard & Poor's Small Cap 600 Index, during the period from the Company's initial public offering on December 16, 2004 through December 28, 2007. The Company has chosen the Standard and Poor's Small Cap 600 Index for comparison because the Standard and Poor's Small Cap 600 Index includes companies of similar capitalization to the Company. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested.

	December 16, 2004	December 31, 2004	December 30, 2005	December 29, 2006	December 28, 2007
IBI	$100.00	$101.68	$131.50	$129.88	$127.69
Standard and Poor's Small Cap 600	100.00	101.58	108.34	123.58	122.96
New York Stock Exchange Composite	100.00	101.66	108.72	128.14	137.46

        The following table sets forth the high and low sale price per share of our common stock during the periods indicated:

	High	Low
Fiscal Year 2007
First quarter ended March 30, 2007	$23.19	$20.08
Second quarter ended June 29, 2007	$27.18	$21.31
Third quarter ended September 28, 2007	$28.13	$21.93
Fourth quarter ended December 28, 2007	$25.10	$21.71
Fiscal Year 2006
First quarter ended March 31, 2006	$26.10	$22.58
Second quarter ended June 30, 2006	$27.54	$21.66
Third quarter ended September 29, 2006	$25.99	$21.22
Fourth quarter ended December 29, 2006	$27.19	$22.36

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

  Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information as of December 28, 2007 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,989,429	$19.05	1,362,245	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	2,989,429	$19.05	1,362,245	(1)

(1)
Reduced by the restricted stock, restricted share unit and deferred stock unit awards granted to management and non-employee directors to date pursuant to the 2004 Equity Plan and not included in column (a) because they are not options.

  Purchases of Equity Securities by the Issuer

        The following table summarizes repurchases of our stock, comprising entirely of shares of unvested forfeited restricted stock awards returned to us, during the three months ended December 28, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2007
(September 29-October 26)	—	—	—	—
November 2007
(October 27-November 23)	—	—	—	—
December 2007
(November 24-December 28)	2,683	$15.00	—	—

Total	2,683	$15.00	—	—

ITEM 6.    Selected Financial Data

        The table below presents our selected historical consolidated financial data for 2007, 2006, 2005, 2004 and 2003. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the consolidated financial statements included elsewhere in this report.

	Fiscal Year Ended
	December 28, 2007	December 29, 2006(2)	December 30, 2005(2)	December 31, 2004(1)	December 26, 2003
	(in thousands, except per share data)
Income Statement Data:
Net sales	$1,239,027	$1,067,570	$851,928	$743,905	$640,138
Cost of sales	765,137	658,698	526,334	458,516	395,894

Gross profit	473,890	408,872	325,594	285,389	244,244
Operating expenses	359,796	307,179	242,644	214,684	182,040
Secondary offering and IPO related expenses(3)	—	—	932	9,215	—
Special costs and expenses(3)	—	—	—	—	607

Operating income	114,094	101,693	82,018	61,490	61,597
Interest and other expense, net	(30,672)	(30,170)	(24,544)	(39,344)	(40,277)
Change in fair value of interest rate swaps	—	—	—	8,232	5,272
Loss on extinguishment of debt	—	(20,843)	(10,340)	(660)	(14,893)

Income before income taxes	83,422	50,680	47,134	29,718	11,699
Provision for income taxes	32,460	19,495	18,335	11,617	4,547

Net income	50,962	31,185	28,799	18,101	7,152
Preferred stock dividends	—	—	—	(54,389)	(48,623)

Net income (loss) applicable to common stockholders	$50,962	$31,185	$28,799	$(36,288)	$(41,471)

Earnings (loss) per share:
Basic	$1.58	$0.97	$0.90	$(25.21)	$(632.74)

Diluted	$1.56	$0.95	$0.89	$(25.21)	$(632.74)

Cash dividends declared per share	$—	$—	$—	$—	$—

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$57,730	$29,946	$38,838	$(1,403)	$33,089
Investing activities	(64,211)	(139,298)	(81,133)	(7,329)	(26,795)
Financing activities	4,441	113,226	(24,062)	76,006	(10,962)
Capital expenditures	14,906	7,813	7,920	6,763	4,556
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$4,975	$6,852	$2,958	$69,178	$1,612
Total assets	936,834	890,569	705,769	673,380	565,282
Total debt(4)	418,590	421,066	285,075	303,275	341,525
Stockholders' equity (deficit)	377,414	320,679	284,542	252,899	(264,536)
Other Data:
Depreciation and amortization	$15,114	$14,427	$13,049	$12,600	$10,949
Adjusted EBITDA(5)	130,452	116,726	96,638	83,759	72,586

(1)
Fiscal year ended December 31, 2004 was a 53-week year. All other years presented were 52-week years.

(2)
We acquired CCS Enterprises, Inc. ("Copperfield") in July 2005 and AmSan LLC ("AmSan") in July 2006. Their results have been included in the financial statements since their respective acquisition date.

(3)
Secondary offering expenses in 2005 consist of expenses related to the secondary stock offering by certain shareholders of which we received no proceeds. IPO related expenses in 2004 consist of additional compensation expense for forgiveness of shareholder loans and one-time bonuses that relate to the IPO transaction. Special costs and expenses in 2003 and 2002 consist of costs associated with acquisition and recapitalization activities, including integration and assimilation expenses, severance payments and transaction fees and expenses.

(4)
Total debt represents the amount of our short-term debt and long-term debt.

(5)
We define Adjusted EBITDA as net income plus interest expense (income), net, change in fair value of interest rate swaps, cumulative effect of change in accounting principle, loss on extinguishment of debt, secondary offering and IPO related expenses, provision for income taxes and depreciation and amortization. Adjusted EBITDA differs from earnings before interest, taxes, depreciation and amortization ("EBITDA") and may not be comparable to EBITDA or Adjusted EBITDA as reported by other companies.

We present Adjusted EBITDA herein because we believe it to be relevant and useful information to our investors since it is consistently used by our management to evaluate the operating performance of our business and to compare our operating performance with that of our competitors. Management also uses Adjusted EBITDA for planning purposes, including the preparation of annual operating budgets, and to determine appropriate levels of operating and capital investments. We therefore utilize Adjusted EBITDA as a useful alternative to net income as an indicator of our operating performance compared to the Company's plan. However, Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP"). Accordingly, Adjusted EBITDA should not be used in isolation or as a substitute for other measures of financial performance reported in accordance with GAAP, such as gross margin, operating income, net income, cash flows from operating, investing and financing activities or other income or cash flow statement data prepared in accordance with GAAP.

Our definition of Adjusted EBITDA specifically excludes certain items, including change in fair value of interest rate swaps, cumulative effect of change in accounting principle, loss on extinguishment of debt, and secondary and IPO related expenses, which we believe are not indicative of our core operating results as follows:

  •
  Change in fair value of interest rate swaps—Prior to our IPO, we entered into derivative financial instruments from time to time, including interest rate swap exchange agreements, to manage our exposure to fluctuations in interests rates on our debt. We believe the (gains) and losses that we realized in connection with changes in the fair value of these interest rate swaps before our IPO are not indicative or comparable to current operating results.

  •
  Loss on extinguishment of debt—We have recorded losses associated with the early extinguishment of debt as a result of refinancing the company. In 2003, we refinanced our 16% senior subordinated notes with 11 1/2% senior subordinated notes and amended our credit facility. In 2004 and 2005, we used proceeds from our IPO to repay the term loan under our credit facility and partially redeem our 11 1/2% senior subordinated notes. In 2006, we refinanced our 11 1/2% senior subordinated notes and credit facility with 8 1/8% senior subordinated notes and a new credit facility. Since these transactions correspond to the financing of the company, we believe the losses associated with these specific significant financing transactions are not indicative of our core operating results.

  •
  Secondary offering and IPO related expenses—These expenses include additional compensation expense for forgiveness of shareholder loans and one-time bonuses to senior employees in connection with our IPO in 2004 as well as secondary offering related expenses resulting from the secondary public offering by certain of our stockholders in 2005. Because these offering transactions are one-time or infrequent in nature, we believe these expenses are not indicative of normalized performance but rather the result of specific transactions not expected to repeat on a recurring basis.

These items impacted net income over the periods presented which make direct comparisons between years less meaningful and more difficult without adjusting for them. While we believe that some of the items excluded in the calculation of Adjusted EBITDA are not indicative of our core operating results, these items do impact our income statement, and management therefore utilizes Adjusted EBITDA as an operating performance measure in conjunction with GAAP measures such as net income.

In addition, we believe the remaining adjustments in arriving at Adjusted EBITDA, comprised of interest expense (income), net, provision for income taxes and depreciation and amortization, are appropriate because these adjustments allow management and investors to evaluate our operating performance without regard to these items which can vary from company to company depending upon the acquisition history, capital intensity, financing options and the method by which its assets were acquired. We continuously manage and monitor our capital structure, tax position and capital spending to ensure that they are appropriate. While the exclusion of these items limits the usefulness of this non-GAAP measure as a performance measure because it does not reflect all the related expenses we incurred, adjusting for these items and monitoring our performance with and without them helps management and investors more meaningfully evaluate and compare the results of our operations from period to period and to those of other companies.

The computation of Adjusted EBITDA is as follows (in thousands):

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005	December 31, 2004	December 26, 2003
Net income	$50,962	$31,185	$28,799	$18,101	$7,152
Interest expense, net	31,916	30,776	25,183	39,798	40,317
Change in fair value of interest rate swaps	—	—	—	(8,232)	(5,272)
Loss on extinguishment of debt	—	20,843	10,340	660	14,893
Secondary offering and IPO related expenses	—	—	932	9,215	—
Provision for income taxes	32,460	19,495	18,335	11,617	4,547
Depreciation and amortization	15,114	14,427	13,049	12,600	10,949

	$130,452	$116,726	$96,638	$83,759	$72,586

Reconciliation of Average Organic Daily Sales to Net Sales

        Average organic daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period. The computation of average organic daily sales is as follows (dollar amounts in thousands):

	Fiscal Year Ended			Fiscal Year Ended
	December 28, 2007	December 29, 2006	% Variance	December 29, 2006	December 30, 2005	% Variance
Net Sales	$1,239,027	$1,067,570	16.1%	$1,067,570	$851,928	25.3%
Less Acquisitions:
AmSan	(131,605)	—		(129,752)	—
Copperfield	—	—		(18,615)	—

Organic Sales	$1,107,422	$1,067,570	3.7%	$919,203	$851,928	7.9%

Daily Sales:
Ship Days	252	252		252	253
Average Daily Sales(1)	$4,917	$4,236	16.1%	$4,236	$3,367	25.8%

Average Organic Daily Sales(2)	$4,395	$4,236	3.7%	$3,648	$3,367	8.3%

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

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with "Selected Financial Data" and our consolidated financial statements included elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See "Forward-Looking Statements" above.

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

        We sell to approximately 200,000 active customer accounts and stock over 85,000 MRO products in the following categories: plumbing, electrical, hardware, security hardware, heating, ventilation and air conditioning, janitorial and sanitary and other miscellaneous products. Our products are primarily used for the repair, maintenance, remodeling, refurbishment and construction of properties and non-industrial facilities.

        Our highly diverse customer base includes facilities maintenance customers, professional contractors and specialty distributors. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups. No single customer accounted for more than 3% of our sales during 2007.

Results of Operations

        The following table presents information derived from the consolidated statements of earnings expressed as a percentage of revenues for the periods indicated:

	% of Net Sales			% of Net Sales
	Fiscal Year Ended			Fiscal Year Ended
			% Increase (Decrease) 2007 vs. 2006(1)			% Increase (Decrease) 2006 vs. 2005(1)
	December 28, 2007	December 29, 2006		December 29, 2006	December 30, 2005
Net sales	100.0%	100.0%	16.1%	100.0%	100.0%	25.3%
Cost of sales	61.8	61.7	16.2	61.7	61.8	25.1

Gross profit	38.2	38.3	15.9	38.3	38.2	25.6
Operating Expenses:
Selling, general and
administrative expenses	27.9	27.4	17.9	27.4	27.0	27.5
Depreciation and amortization	1.2	1.4	0.5	1.4	1.5	10.6
Secondary offering costs	—	—	—	—	0.1	(100.0)

Total operating expense	29.0	28.8	17.1	28.8	28.6	26.1

Operating income	9.2	9.5	12.2	9.5	9.6	24.0
Loss on extinguishment of debt	—	(2.0)	(100.0)	(2.0)	(1.2)	101.6
Interest expense	(2.7)	(2.9)	8.1	(2.9)	(3.0)	23.4
Interest and other income	0.3	0.1	171.6	0.1	0.1	36.8

Income before income taxes	6.7	4.7	64.6	4.7	5.5	7.5
Income tax provision	(2.6)	(1.8)	66.5	(1.8)	(2.2)	6.3

Net income	4.1%	2.9%	63.4%	2.9%	3.4%	8.3%

(1)
Percent increase (decrease) represents the actual change as a percent of the prior year's result.

        The following discussion refers to the term average daily sales and average organic daily sales. Average daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time. Average organic daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period. For a reconciliation of average organic daily sales growth to GAAP-based financial measures, see "Item 6. Selected Financial Data—Reconciliation of Average Organic Daily Sales."

  Fiscal Year Ended December 28, 2007 Compared to Fiscal Year Ended December 29, 2006

        Overview.    Net sales for 2007 increased $171.5 million, or 16.1%, to a record $1,239.0 million from $1,067.6 million in 2006. On an average daily sales basis, net sales for 2007 increased 16.1%. The increase of net sales was driven by a combination of acquisition growth associated with our July 2006 acquisition of AmSan and strong sales growth in our facilities maintenance end-market offset by a sales decline in our professional contractor and specialty distributor end-markets. Average organic daily sales grew 14.2% in our facilities maintenance end-market, which represents approximately 67% of our sales as we continued to benefit from strong demand for our products and our continued investment in this faster growing part of our business where we have added field sales capabilities, expanded our national account base and executed well on our supply chain management capabilities. Our growth was offset in part by a 9.7% and 10.2% decrease in average organic daily sales to our professional contractor and specialty distributor customers, respectively. Sales to these two end-markets made up a smaller 21% and 12% of our sales, respectively, and were negatively impacted by the continued slow-down in the residential housing and remodeling market. Average organic daily sales, which exclude $131.6 million in net sales from AmSan in the first half of the year, grew 3.7%.

        Selling, general and administrative, or SG&A, expenses in 2007 increased as a percentage of sales to 27.9% from 27.4% in 2006 primarily reflecting the effect of our AmSan acquisition, which had a higher operating expense cost structure than the rest of our business. In addition, SG&A expenses were impacted by higher share-based compensation, increased health-care costs and increased rent expense, which arose from our expansion of various regional distribution centers, offset in part by lower sales and marketing expenses associated with the decline in sales demand in our professional contractor and specialty distributor end-markets. Operating income increased $12.4 million, or 12.2%, over the prior year to $114.1 million in 2007 from $101.7 million in 2006. Adjusted EBITDA increased $13.7 million, or 11.8%, to $130.5 million in 2007 from $116.7 million in 2006. Adjusted EBITDA is not a measure of financial performance under GAAP. For a reconciliation of EBITDA to GAAP-based financial measures, see "Item 6. Selected Financial Data."

        As a result of strong facilities maintenance end-market sales performance, operating expense control and focus on efficiently managing working capital, we generated $57.7 million in cash from operations and continued to provide improving year-over-year returns on tangible capital, or ROTC, which we define as Adjusted EBITDA divided by the trailing five quarter average of accounts receivable, inventory and property, plant and equipment less accounts payable.

        Net Sales.    Net sales increased by $171.5 million, or 16.1%, to $1,239.0 million in 2007 from $1,067.6 million in 2006. Average daily sales were $4.9 million in 2007 and $4.2 million in 2006, a 16.1% increase. The $171.5 million sales increase included $131.6 million from our AmSan acquisition in July 2006. The remaining increase was attributable to improved demand for our products, growth initiatives and price increases.

        Gross Profit.    Gross profit increased by $65.0 million, or 15.9%, to $473.9 million in 2007 from $408.9 million in 2006. Gross profit margins decreased a modest 0.1% to 38.2% in 2007 from 38.3% in 2006. This decrease in our gross profit margins is primarily related to the decrease in freight revenue as a result of the decrease in sales activity to our professional contractor and specialty distributor end-markets.

        Selling, General and Administrative Expenses.    SG&A expenses increased by $52.5 million, or 17.9%, to $345.3 million in 2007 from $292.8 million in 2006. The largest increase in SG&A expenses were related in part to our acquisition of AmSan, which accounted for $38.2 million in higher costs. Certain expenses within SG&A, such as delivery expenses and the costs of running our pro contractor showrooms and regional distribution centers, not including rent expense, fluctuate with sales volume. These items along with higher share-based compensation associated with grants of equity awards during the year, increased rent expense arising from our expansion of various regional distribution centers and higher health-care costs, accounted for the remainder of the increase. As a result, SG&A expenses increased as a percentage of sales to 27.9% of sales in 2007 from 27.4% of sales in 2006. Specifically, share-based compensation, rent expense and health-care costs accounted for thirteen basis points, seventeen basis points and ten basis points, respectively, of the increase in SG&A expenses as a percent of sales.

        Depreciation and Amortization.    Depreciation and amortization expense increased by $0.1 million, or 0.5%, to $14.5 million in 2007 from $14.4 million in 2006. This was primarily due to the depreciation and amortization associated with our AmSan acquisition. In 2007, we had $8.9 million of depreciation and $5.6 million of amortization compared to $8.7 million and $5.7 million in 2006, respectively.

        Operating Income.    As a result of the foregoing, operating income increased by $12.4 million, or 12.2%, to $114.1 million in 2007 from $101.7 million in 2006.

        Loss on Extinguishment of Debt.    We did not incur a loss on extinguishment of debt in 2007. Loss on extinguishment of debt was $20.8 million in 2006. In connection with the offering of $200.0 million of 8 1/8% senior subordinated notes and entering into a $330.0 million bank credit facility in June 2006, we repurchased the 11 1/2% senior subordinated notes of Interline New Jersey and repaid the indebtedness under the prior credit facility of Interline New Jersey. The 11 1/2% senior subordinated notes were repurchased at a price equal to 110.51% of their principal amount. In connection with the repurchase of the 11 1/2% senior subordinated notes and the repayment of the prior credit facility, we recorded a loss on early extinguishment of debt of $20.7 million. The loss was comprised of $13.7 million in tender premiums associated with the repurchase of the 11 1/2% senior subordinated notes and a non-cash charge of $7.0 million in deferred financing costs associated with the repurchase of the 11 1/2% senior subordinated notes and the repayment of the prior credit facility. In addition, in December 2006, we recorded a non-cash charge of $0.1 million in deferred financing costs associated with the repayment of $10.0 million of the $230.0 million of the outstanding term debt.

        Interest Expense.    Interest expense increased by $2.5 million in 2007 to $33.9 million from $31.4 million in 2006. This increase was attributed to higher overall debt balances resulting from the additional $130.0 million term loan incurred in July 2006 associated with our AmSan acquisition offset in part by a related favorable refinancing transaction which significantly reduced the rate of our fixed rate notes and our overall weighted average cost of debt.

        Interest and Other Income.    Interest and other income increased by $2.1 million in 2007 to $3.3 million from $1.2 million in 2006. This increase was primarily attributable to higher interest income earned on excess cash balances which we invested in short-term investments.

        Provision for Income Taxes.    The provision for income taxes was $32.5 million in 2007 compared to a provision of $19.5 million in 2006. The effective tax rate for 2007 increased by 0.4% to 38.9% compared to 38.5% for 2006. The increase in the effective tax rate was primarily due to the additional liability associated with unrecognized tax benefits arising from the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, ("FIN 48") partially offset by tax-free income generated from our short-term investments and the decrease of non-deductible expenses associated with decreases in travel and entertainment expenses incurred.

  Fiscal Year Ended December 29, 2006 Compared to Fiscal Year Ended December 30, 2005

        Overview.    Driven by strong organic and acquisition growth, net sales for 2006 increased $215.6 million, or 25.3%, to $1,067.6 million from $851.9 million in 2005. On an average daily sales basis, net sales for 2006 increased 25.8%. The increase of net sales was as a result of the strong execution of our strategic growth initiatives and the acquisition of AmSan in July 2006. Average organic daily sales, which exclude $129.8 million in net sales in the second half of the year from AmSan and $18.6 million in net sales in the first half of the year from Copperfield, grew 8.3% as we continued to invest in proven growth drivers in each of our facilities maintenance, professional contractor and specialty distributor end-markets. Our facilities maintenance markets had the largest average organic daily growth for the year, compared to our other markets that we serve, as we continued to execute well on our national accounts and supply chain management initiatives. Our average organic daily growth in our facilities maintenance market, which represents approximately 60% of our sales, grew 10.1%. Average organic daily sales growth in our professional contractor market, which represents approximately 25% of our sales, and our specialty distributor market, which represents approximately 15% of our sales, grew 8.3% and 3.2%, respectively, in a slower residential repair and remodeling market.

        Selling, general and administrative, or SG&A, expenses in 2006 increased as a percentage of sales to 27.4% from 27.0% in 2005 primarily reflecting the effect of our AmSan acquisition and higher share-based compensation. Operating income increased $19.7 million, or 24.0%, over the prior year to $101.7 million in 2006 from $82.0 million in 2005. Adjusted EBITDA increased $20.1 million, or 20.8%, to $116.7 million in 2006 from $96.6 million in 2005. Adjusted EBITDA is not a measure of financial performance under GAAP. For a reconciliation of EBITDA to GAAP-based financial measures, see "Item 6. Selected Financial Data."

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

        Gross Profit.    Gross profit increased by $83.3 million, or 25.6%, to $408.9 million in 2006 from $325.6 million in 2005. Gross profit margins increased to 38.3% in 2006 from 38.2% in 2005. This increase in our gross profit margins is primarily related to slightly higher gross margins at AmSan, sales mix, and our continued efforts to expand our exclusive brand programs. We expect gross margins generated from AmSan to remain strong as a result of our integration process as we consolidate suppliers and expand our sourcing capabilities with respect to janitorial and sanitary products.

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

        Interest and Other Income.    Interest and other income increased by $0.3 million in 2006 to $1.2 million from $0.9 million in 2005. This increase was attributable to interest income on higher average cash balances in 2006 compared to 2005.

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

Seasonality

        We experience some seasonal fluctuations as sales of our products typically increase in the second and third fiscal quarters of the year due to increased apartment turnover and related maintenance and repairs in the multi-family residential housing sector during these periods. Typically, November, December and January sales are lower across most of our brands because customers may defer purchases at year-end as their budget limits are met and because of the winter holiday season between Thanksgiving Day and New Year's Day. Our Copperfield brand, which we acquired in July 2005, experiences approximately two-thirds of sales between July and December. As such, our first quarter sales and earnings typically tend to be lower than the remaining three quarters of the year.

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

        The 8 1/8% senior subordinated notes were priced at 99.3%, or $198.6 million, of their principal amount, representing a yield to maturity of 8 1/4%. We are amortizing the discount of $1.4 million over the term of the 8 1/8% senior subordinated notes. The 8 1/8% senior subordinated notes mature on June 15, 2014 and interest is payable on June 15 and December 15 of each year. As of December 28, 2007, the 8 1/8% senior subordinated notes had a fair market value of $198.0 million or 99.0% of par.

        The debt instruments of Interline New Jersey, primarily the credit facility entered into on June 23, 2006 and the indenture governing the terms of the 8 1/8% senior subordinated notes, contain significant restrictions on the payment of dividends and distributions to us by Interline New Jersey. Interline New Jersey's credit facility allows it to pay dividends, make distributions to us or make investments in us in an aggregate amount not to exceed $2.0 million during any fiscal year, so long as Interline New Jersey is not in default or would be in default as a result of such payments. In addition, ordinary course distributions for overhead (up to $3.0 million annually) and taxes are permitted, as are annual payments of up to $7.5 million in respect of our stock option or other benefit plans for management or employees and (provided Interline New Jersey is not in default) aggregate payments of up to $40.0 million depending on the pro forma net leverage ratio as of the last day of the previous quarter. In addition, the indenture for the 8 1/8% senior subordinated notes generally restricts the ability of Interline New Jersey to pay distributions to us and to make advances to, or investments in, us to an amount generally equal to 50% of the net income of Interline New Jersey, plus an amount equal to the net proceeds from certain equity issuances, subject to compliance with a leverage ratio and no default having occurred and continuing. The indenture also contains certain permitted exceptions including (1) allowing us to pay our franchise taxes and other fees required to maintain our corporate existence, to pay for general corporate and overhead expenses and to pay expenses incurred in connection with certain financing, acquisition or disposition transactions, in an aggregate amount not to exceed $10.0 million per year; (2) allowing certain tax payments; and (3) allowing certain permitted distributions up to $75 million. For a further description of the new credit facility, see "—Credit Facility" below.

  Financial Condition

        Working capital increased by $54.0 million to $331.2 million as of December 28, 2007 from $277.2 million as of December 29, 2006. The increase in working capital was primarily funded by cash flows from operating activities.

  Cash Flow

        Operating Activities.    Net cash provided by operating activities was $57.7 million during the year ended December 28, 2007 compared to net cash provided by operating activities of $29.9 million during the year ended December 29, 2006 and net cash provided by operating activities of $38.8 million during the year ended December 30, 2005.

        Net cash provided by operating activities during the year ended December 28, 2007 was $27.8 million higher than net cash provided by operating activities during the year ended December 29, 2006 primarily as a result of stronger operating performance and improved working capital management. In addition to higher net income, the key drivers of cash from operating activities are our working capital position, more specifically changes in our trade receivables, inventory holding levels and the timing of trade accounts payable payments. In 2007, trade accounts receivable balances increased compared to 2006 by $10.0 million on increased demand from our facilities maintenance customers while inventory and trade payables balances decreased by $29.7 and $11.8 million, respectively, on improved inventory turns and lower inventory needs associated with lower sales demand from our professional contractor and specialty distributor customers.

        Net cash provided by operating activities during the year ended December 29, 2006 was $8.9 million lower than net cash provided by operating activities during the year ended December 30, 2005 primarily as a result of a higher net use of working capital to support the growth of our business. In addition to higher net income, the key drivers of cash from operating activities are our working capital position, more specifically changes in our trade receivables, inventory holding levels and the timing of trade accounts payable payments. In 2006, trade accounts receivable balances decreased compared to 2005 by $8.8 million on improved days sales outstanding while inventory balances increased $8.4 million and our trade payables balances decreased $30.7 million primarily due to lower product purchase volumes.

        Investing Activities.    Net cash used in investing activities was $64.2 million during the year ended December 28, 2007 compared to net cash used in investing activities of $139.3 million during the year ended December 29, 2006 and net cash used in investing activities of $81.1 million during the year ended December 30, 2005.

        Net cash used in investing activities during the year ended December 28, 2007 was attributable to $48.5 million in net purchases of short-term investments comprised of tax exempt auction rate securities and variable rate demand notes as well as $14.9 million in capital expenditures made in the ordinary course of business. In addition, we incurred costs related to purchases of businesses, net of cash acquired, of $0.8 million, including $0.7 for AmSan.

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

        Financing Activities.    Net cash provided by financing activities totaled $4.4 million during the year ended December 28, 2007 compared to net cash provided by financing activities of $113.2 million during the year ended December 29, 2006 and net cash used in financing activities of $24.1 million during the year ended December 30, 2005.

        Net cash provided by financing activities during the year ended December 28, 2007 was primarily attributable to the net increase in purchase card payable of $6.6 million offset by our repayment of $2.9 million of borrowings on our credit facility and capital lease obligations offset by $0.8 million of proceeds from stock options exercised and excess tax benefits from share-based compensation.

        Net cash provided by financing activities during the year ended December 29, 2006 was primarily attributable to our June refinancing transaction, which included the repayment of $160.0 million of term debt, our repurchase of $130.0 million of our 11 1/2% senior subordinated notes and $13.7 million in redemption premiums offset by the issuance of $198.6 million of 8 1/8% senior subordinated notes, net of $1.4 million discount, and $230.0 million of term debt, less $9.7 million in debt issuance costs associated with the issuance of the 8 1/8% senior subordinated notes and the term debt. In addition, we repaid $3.4 million of borrowings on our revolving credit facility and capital lease obligations partially offset by $1.5 million from stock options exercised and excess tax benefits from share-based compensation.

        Net cash used in financing activities during the year ended December 30, 2005 was primarily due to the early redemption of $70.0 million of Interline New Jersey's 11 1/2% senior subordinated notes and $8.1 million in related redemption premiums, partially offset by $50.0 million of term debt, less $0.9 million in debt issuance costs, $3.0 million increase on our revolving line of credit, $2.3 million received in January 2005 for the over-allotment of shares sold to underwriters, net of expenses, in conjunction with our IPO, $1.7 million of proceeds received from stock options exercised.

  Capital Expenditures

        Capital expenditures were $14.9 million in 2007, $7.8 million in 2006 and $7.9 million in 2005. Capital expenditures as a percentage of sales were 1.2%, 0.7% and 0.9% in 2007, 2006 and 2005, respectively. The increase in capital expenditures during 2007 was due to the expansion of existing distribution centers and warehouse equipment and investments in our information technology systems necessary for the integration of our AmSan acquisition.

        Acquisition expenditures were $0.8 million in 2007, which consisted primarily of $0.7 million related to our AmSan acquisition in July 2006, $131.5 million in 2006, which consisted primarily of 130.8 million related to our AmSan acquisition, and $73.2 million in 2005, which consisted of $69.5 million related to our Copperfield acquisition in July 2005 and $3.6 million related to our Florida Lighting acquisition in November 2003.

  Credit Facility

        Borrowings under the term loan and the new revolving credit facility bear interest, at Interline New Jersey's option, at either LIBOR plus 1.75% or at the alternate base rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus 0.75%. As of December 28, 2007, the interest rate in effect with respect to the term loan was 6.60% for the LIBOR option and 8.00% for the alternate base rate option. Outstanding letters of credit under the revolving credit facility are subject to a per annum fee equal to the applicable margin under the revolving credit facility. The interest rate margin is subject to pricing adjustments at the end of each fiscal quarter based on net total indebtedness to consolidated EBITDA. The term loan matures on June 23, 2013 and the revolving loan facility matures on June 23, 2012. Amounts under the term loan are due and payable in quarterly installments equal to 1.0% of the original principal amount on an annual basis through June 23, 2013, with the balance payable in one final installment at the maturity date.

        The bank credit facility, which is secured by substantially all of the assets of Interline New Jersey and is guaranteed by us and by the domestic subsidiaries of Interline New Jersey, contains affirmative, negative and financial covenants that limit Interline New Jersey's ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain certain financial ratios as of the last day of each fiscal quarter, including a minimum ratio based on an adjusted and consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to consolidated cash interest expense and a maximum ratio of net total indebtedness to an adjusted consolidated EBITDA. Interline New Jersey and the Company were in compliance with all covenants at December 28, 2007.

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

        As of December 28, 2007, Interline New Jersey had $12.1 million of letters of credit issued under the new revolving loan facility and $216.6 million aggregate principal outstanding under the new term loan facility.

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

        As of December 28, 2007, we had approximately $87.9 million of availability under Interline New Jersey's $100.0 million revolving credit facility.

        We believe that cash and short-term investments on hand, cash flow from operations and available borrowing capacity under our credit facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations in the foreseeable future.

Contractual Obligations and Off-Balance Sheet Arrangements

        The following table sets forth our contractual obligations as of December 28, 2007 (in thousands):

	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
Term debt	$219,825	$2,300	$7,875	$4,600	$205,050
8 1/8% senior subordinated notes	200,000	—	—	—	200,000
Revolving credit facility(1)	—	—	—	—	—
Interest	184,140	31,022	61,490	60,497	31,131
Operating leases	51,507	18,520	20,841	8,540	3,606
Capital leases	801	285	512	4	—
Non-compete agreement	400	200	200	—	—
Employment agreements	5,740	4,451	1,289	—	—
Deferred compensation and retirement plans	1,018	107	214	214	483

Total contractual cash obligations(2)(3)	$663,431	$56,885	$92,421	$73,855	$440,270

(1)
Our senior secured revolving credit facility includes a $100.0 million revolving loan facility. As of December 28, 2007, we had $12.1 million in letters of credit issued under the revolving credit facility.

(2)
Trade accounts payable of $60.2 million are excluded from the table but generally payable within 30 to 60 days. Accrued interest payable which is currently recorded as a liability is also excluded from the table. See Item 8. Financial Statements and Supplementary Data and the accompanying audited consolidated financial statements.

(3)
As more fully disclosed in Note 17. Income Taxes to our audited consolidated financial statements included in this report, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, ("FIN 48") on December 30, 2006. As of December 28, 2007, we have recognized $1.7 million of liabilities for unrecognized tax benefits of which $0.5 million related to penalties and interest. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, changes in regulatory tax laws, or interpretation of those tax laws, or expiration of statutes of limitation. However, based on the number of jurisdictions, the uncertainties associated with litigation, and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, there is a high degree of uncertainty regarding the future cash outflows associated with these tax uncertainties. As of December 28, 2007, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

        As of December 28, 2007, except for operating leases and letters of credit, we had no material off-balance sheet arrangements.

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

  Revenue Recognition

        While our recognition of revenue is predominantly derived from routine transactions and does not involve significant judgment, revenue recognition represents an important accounting policy for us. We recognize a sale when the product has been shipped and risk of loss has passed to the customer, collection of the resulting receivable is probable, persuasive evidence of an arrangement exists, and the price is fixed or determinable. Sales are recorded net of estimated discounts, rebates and returns. A portion of our sales is delivered directly from the supplier to our customers. These direct-shipment sales are recorded on a gross basis, with the corresponding cost of goods sold, in accordance with the guidance in Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenues Gross as a Principal versus Net as an Agent, ("EITF 99-19"). We provide limited product return and protection rights to certain customers. We accrue product return reserves. A provision is made for estimated product returns based on sales volumes and our experience. Actual returns have not varied materially from amounts provided historically.

  Vendor Rebates

        We account for vendor rebates in accordance with EITF Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, ("EITF 02-16"). Many of our arrangements with our vendors provide for us to receive a rebate of a specified amount, payable to us when we achieve any of a number of measures generally related to the volume of purchases from our vendors. We account for these rebates as a reduction of the prices of the related vendors' products, which reduces the inventory cost until the period in which we sell the product, at which time these rebates reduce cost of sales in our income statement. Throughout the year, we estimate the amount of rebates receivable based upon the expected level of purchases. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels. Historically, our actual rebates have been within our expectations used for our estimates. If we fail to achieve a measure which is required to obtain a vendor rebate, we will have to record a charge in the period that we determine the criteria or measure for the vendor rebate will not be met to the extent the vendor rebate was estimated and included as a reduction to cost of sales. If market conditions were to change, vendors may change the terms of some or all of these programs. Although these changes would not affect the amounts which we have recorded related to products already purchased, it may impact our gross margin on products we sell or revenues earned in future periods.

  Allowances for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability to collect outstanding amounts from customers. The allowances include specific amounts for those accounts that are likely to be uncollectible, such as accounts of customers in bankruptcy and general allowances for those accounts that management currently believes to be collectible but may later become uncollectible. Estimates are used to determine the allowances for bad debts and are based on historical collection experience, current economic trends, credit worthiness of customers and changes in customer payment terms. Adjustments to credit limits are made based upon payment history and our customers' current credit worthiness. If the financial condition of our customers were to deteriorate, allowances may be needed that will increase selling, general and administrative expenses and decrease accounts receivable.

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

  Stock-Based Compensation

        We account for share-based compensation in accordance with FASB Statement No. 123 (revised 2004), Share-Based Payment, ("FAS 123R"). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

        We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of restricted stock awards, restricted share units and deferred stock units is based on the fair market values of the underlying stock on the dates of grant. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate, estimated forfeitures and expected dividends.

        We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We estimate the volatility of our common stock based on the historical performance of our common stock. We base the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. See Note 13. Share-Based Compensation to our audited consolidated financial statements included in this report.

        If we use different assumptions for estimating stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, the change in our stock-based compensation expense could materially affect our operating income, net income and net income per share.

  Income Taxes

        We account for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes, ("FAS 109"). Significant judgment is required in determining our provision for income taxes, current tax assets and liabilities, deferred tax assets and liabilities, and our future taxable income for purposes of assessing our ability to realize future benefit from our deferred tax assets. A valuation allowance is established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning opportunities. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.

        Our accounting for income taxes requires us to exercise judgment for known issues under discussion with tax authorities and transactions yet to be settled. Effective December 30, 2006, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FAS 109. FIN 48 clarifies the application of FAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. See Note 17. Income Taxes to our audited consolidated financial statements included in this report.

        Future rulings by tax authorities and future changes in tax laws and their interpretation, changes in projected levels of taxable income and future tax planning strategies could impact our actual effective tax rate and our recorded tax balances. If actual results differ from estimates we have used, or if we adjust these estimates in future periods, our operating results and financial position could be materially affected.

  Legal Contingencies

        From time to time, in the course of our business, we become involved in legal proceedings. In accordance with FASB Statement No. 5, Accounting for Contingencies, ("FAS 5") if it is probable that, as a result of a pending legal claim, an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss is estimable, an accrual for the costs to resolve the claim is recorded in accrued expenses in our balance sheets. Professional fees related to legal claims are included in selling, general and administrative expenses in our statements of operations. Management, with the assistance of outside counsel, determines whether it is probable that a liability from a legal claim has been incurred and estimates the amount of loss. The analysis is based upon potential results, assuming a combination of litigation and settlement strategies. As discussed in Note 15. Commitments and Contingencies to our audited consolidated financial statements included in this report, management does not believe that currently pending proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions related to these proceedings.

Recent Accounting Standards

        In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are currently evaluating the impact that adoption of FAS 157 will have on our financial position, results of operations and cash flows.

        In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, ("FAS 159"). FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including property and casualty insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. An entity can accomplish this by either reporting the fair value and non-fair-value carrying amounts as separate line items or aggregate those amounts and disclose parenthetically the amount of fair value included in the aggregate amount. FAS 159 is effective for fiscal years beginning after November 15, 2007. Upon adoption, an entity is permitted to elect the fair value option irrevocably for any existing asset or liability within the scope of the standard. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. Retrospective application would not be permitted. We are currently evaluating the impact that adoption of FAS 159 will have on our financial position, results of operations and cash flows. Currently, we do not intend to apply the provisions of FAS 159 to any of our existing financial assets or liabilities.

        In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, ("FAS 141R"), which replaces FASB Statement No. 141, Business Combinations, ("FAS 141"). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. We are currently evaluating the impact that adoption of FAS 141R will have on our financial position, results of operations and cash flows.

        In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, ("FAS 160"). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. We are currently evaluating the impact that adoption of FAS 160 will have on our financial position, results of operations and cash flows.

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

  Interest Rate Risk

        Our short-term investments portfolio is comprised of high-grade tax exempt auction rate securities and variable rate demand notes, which are debt instruments, such as municipal bonds, with long-term scheduled maturities and periodic interest rate reset dates. As of December 28, 2007, we had $48.5 million in short-term investments. The values of these investments are subject to changes in interest rates. However, because the interest rates on these securities are typically reset to market prevailing rates every 35 days or less, and in some cases every 7 days or less, we do not believe the interest rate risk inherent in our portfolio was material as of December 28, 2007. Although our auction rate securities and variable rate demand notes have been readily marketable, if an auction were to fail, we may not be able to sell these securities on the planned reset date thereby increasing our holding period.

        All of the auction rate securities and variable rate demand notes we held as of December 28, 2007 were sold subsequent to December 28, 2007. However, recent uncertainties in the credit markets have prevented us and other investors from liquidating some of our holdings in auction rate securities. In February 2008, auctions failed for $6.0 million of our auction rate securities that were acquired subsequent to December 28, 2007. As of February 22, 2008, we had liquidated all of our auction rate securities and variable rate demand notes except $10.0 million in auction rate securities, including $4.0 million of the failed auctions. There is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities and variable rate demand notes, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We believe we will be able to liquidate our investments without significant loss within the next year, and we currently believe these securities are not significantly impaired as they are collateralized by the bonds and credit rating of the underlying issuer and insured against loss of principal and interest by bond insurers with AAA ratings. However, it could take until the final maturity of the underlying notes (over 30 years) to realize our investments' recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

        Our variable rate term debt is sensitive to changes in the general level of interest rates. As of December 28, 2007, the interest rate in effect with respect to our $216.6 million variable rate term debt was 6.60% for the LIBOR option and 8.00% for the alternate base rate option. While our variable rate term debt obligations expose us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance or results of operations. Based on the outstanding variable rate term debt as of December 28, 2007, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $2.1 million pre-tax change to our statement of operations.

        The fair market value of our fixed rate debt is subject to interest rate risk. As of December 28, 2007, the fair market value of our $200.0 million 8 1/8% senior subordinated notes was $198.0 million or 99% of par.

  Foreign Currency Exchange Risk

        The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of December 28, 2007.

  Derivative Financial Instruments

        As of December 28, 2007, we did not have any interest rate swap exchange agreements, or swaps. Historically, we have entered into derivative financial instruments from time to time, including interest rate exchange agreements, to manage our exposure to fluctuations in interest rates on our debt. Under our former swap agreements, we paid a fixed rate on the notional amount to our banks and the banks paid us a variable rate on the notional amount equal to a base LIBOR rate.

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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 28, 2007. Based on this evaluation, our Chief Executive Officer and

Chief Financial Officer concluded that, as of December 28, 2007, our disclosure controls and procedures were effective to (1) ensure that material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

  Internal Control over Financial Reporting

        Management's report on internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is included on page F-1 of this Annual Report on Form 10-K. The report of our independent registered public accounting firm related to the effectiveness of internal control over financial reporting is included on page F-2 of this Annual Report on Form 10-K.

  Changes in Internal Control over Financial Reporting

        No change in our internal control over financial reporting occurred during the quarter ended December 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

  See Exhibit Index beginning on page 50.

ITEM 16.    Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLINE BRANDS, INC.
By:	/s/ MICHAEL J. GREBE Michael J. Grebe Chief Executive Officer Date: February 26, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. GREBE Michael J. Grebe	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2008
/s/ THOMAS J. TOSSAVAINEN Thomas J. Tossavainen	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	February 26, 2008
/s/ GIDEON ARGOV Gideon Argov	Director	February 26, 2008
/s/ MICHAEL E. DEDOMENICO Michael E. DeDomenico	Director	February 26, 2008
/s/ JOHN J. GAVIN John J. Gavin	Director	February 26, 2008
/s/ BARRY J. GOLDSTEIN Barry J. Goldstein	Director	February 26, 2008
/s/ ERNEST K. JACQUET Ernest K. Jacquet	Director	February 26, 2008
/s/ CHARLES W. SANTORO Charles W. Santoro	Director	February 26, 2008
/s/ DREW T. SAWYER Drew T. Sawyer	Director	February 26, 2008

EXHIBIT INDEX

1.1
Underwriting Agreement dated as of August 3, 2005 among Interline Brands, Inc., the several selling stockholders named on Schedule A thereto and the several underwriters named on Schedule B thereto, for whom Credit Suisse First Boston LLC and Lehman Brothers, Inc. acted as representatives (incorporated by reference to exhibit 1.1 to Interline Brand, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 filed on July 22, 2005 (No. 333-126515)).
1.2
Underwriting Agreement, dated as of June 9, 2006, among Interline Delaware, Interline New Jersey and certain subsidiary guarantors listed in Schedule 2 thereto, Lehman Brothers Inc. and J.P. Morgan Securities Inc, as representatives of the several underwriters listed in Schedule 1 thereto (incorporated by reference to the Company's interim report on Form 8-K filed June 13, 2006).
2.1	Agreement and Plan of Merger dated December 21, 2004 (incorporated by reference to Exhibit 2.1 to Interline Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
2.2
Stock Purchase and Sale Agreement, dated as of July 7, 2005, by and among Copperfield, the shareholders listed therein and Interline Opco (incorporated by reference to Exhibit 10.1 to Interline Brands, Inc.'s Current Report on Form 8-K filed on July 13, 2005).
2.3
Securities Purchase Agreement, dated as of May 23, 2006, by and among American Sanitary Incorporated, AmSan, LLC, Golder, Thoma, Cressey, Rauner Fund V, L.P., GTCR Associates V, GTCR Capital Partners, L.P. and Interline New Jersey (incorporated by reference to the Company's interim report on Form 8-K filed July 10, 2006).
3.1
Amended and Restated Certificate of Incorporation of Interline Brands, Inc. (incorporated by reference to Exhibit 3.1 to Interline Brands, Inc.'s Form S-3 Registration Statement filed on May 24, 2006 (No. 333-134415) ).
3.2	Amended and Restated By-Laws of Interline Brands, Inc. (incorporated by reference to Exhibit 3.2 to Interline Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
4.1
Indenture, dated as of May 23, 2003, among Interline Opco, the Subsidiary Guarantors thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
4.2
Credit Agreement, dated as of May 29, 2003, among Interline Opco, the Lender Parties thereto, Credit Suisse First Boston, as Administrative Agent, and JPMorgan Chase Bank, as Syndication Agent (incorporated by reference to Exhibit 10.1 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
4.3
Amendment No. 1, dated as of December 19, 2003, to the Credit Agreement dated as of May 29, 2003, among Interline Opco, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

4.4
Amendment No. 2, dated as of December 21, 2004, to the Credit Agreement dated as of May 29, 2003, among Interline Opco and the lenders party thereto, and the related Amendment and Restatement Agreement dated as of December 21, 2004, among Interline Opco and the lenders party thereto (incorporated by reference to Exhibit 10.6 to Interline Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
4.5	Form of Specimen Certificate (incorporated by reference to Exhibit 4.2 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
4.6
Supplemental Indenture, dated as of July 8, 2005, among Interline Opco, CCS Enterprises, Inc., Copperfield Chimney Supply, Inc., Riverton Machine & Foundry, Inc., the other subsidiary guarantors thereto and the Bank of New York, as trustee (incorporated by reference to Exhibit 10.52 of Interline Brands, Inc.'s Amendment No. 1 to Form S-1 filed on July 22, 2005 (No. 333-126515)).
4.7
Incremental Facility Amendment, dated as of July 7, 2005, among Interline Brands, Inc., Interline Opco, the lenders named therein and Credit Suisse as administrative agent (incorporated by reference to Exhibit 10.53 of Interline Brands, Inc.'s Amendment No. 1 to Form S-1 filed on July 22, 2005 (No. 333-126515)).
4.8
Second Supplemental Indenture, dated as of June 7, 2006, among Interline New Jersey, Wilmar Holdings, Inc., Wilmar Financial, Inc., Glenwood Acquisition LLC and The Bank of New York, as trustee (incorporated by reference to the Company's interim report on Form 8-K filed June 13, 2006).
4.9
Credit Agreement, dated June 23, 2006 among Interline Delaware, Interline Brands, Inc., a wholly-owned subsidiary of Interline Delaware ("Interline New Jersey"), as borrower, the lenders party therein, JPMorgan Chase Bank, N.A., as administrative agent, Lehman Commercial Paper Inc., as syndication agent, Credit Suisse, Bank of America, N.A., Wachovia Bank, National Association and SunTrust Bank, each as a co-documentation agent and J.P. Morgan Securities Inc. and Lehman Brothers Inc. as joint bookrunners and joint-lean arrangers (incorporated by reference to the Company's interim report on Form 8-K filed June 26, 2006).
4.10
Guarantee and Collateral Agreement, dated as of June 23, 2006, among Interline Delaware, Interline New Jersey, certain subsidiaries of Interline New Jersey and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to the Company's interim report on Form 8-K filed June 26, 2006).
4.11
Base Indenture, dated as of June 23, 2006, among Interline New Jersey, Interline Delaware, as guarantor, certain subsidiaries of Interline Delaware and the Bank of New York Trust Company, N.A., as trustee (incorporated by reference to the Company's interim report on Form 8-K filed June 26, 2006).
4.12
First Supplemental Indenture, dated as of June 23, 2006, among Interline New Jersey, Interline Delaware, as guarantor, certain subsidiaries of Interline Delaware and the Bank of New York Trust Company, N.A., as trustee (incorporated by reference to the Company's interim report on Form 8-K filed June 26, 2006).
4.13
Second Supplemental Indenture, dated as of July 3, 2006, by and among Interline New Jersey, Interline Delaware, AmSan as a subsidiary guarantor, certain other subsidiaries of Interline New Jersey and the Bank of New York Trust Company, N.A., as trustee (incorporated by reference to the Company's interim report on Form 8-K filed July 10, 2006).

4.14
Supplement No.1, dated as of July 3, 2006, to the Guarantee and Collateral Agreement, dated June 23, 2006, between AmSan, LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to the Company's interim report on Form 8-K filed July 10, 2006).
10.1
Amended and Restated Shareholders' Agreement dated as of September 29, 2000 among Interline Opco and certain of its shareholders (incorporated by reference to Exhibit 9.1 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.2
Amendment No. 1 to Amended and Restated Shareholders' Agreement dated as of March 15, 2004 among Interline Opco and certain of its shareholders (incorporated by reference to Exhibit 9.2 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.3
Amendment No. 2 to Amended and Restated Shareholders' Agreement dated as of December 21, 2004 among Interline Opco and certain of its shareholders (incorporated by reference to Exhibit 10.3 to Interline Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.4
Guarantee and Collateral Agreement, dated as of May 29, 2003, among Interline Opco, the Subsidiaries of Interline Brands, Inc. named therein and Credit Suisse First Boston LLC (incorporated by reference to Exhibit 10.3 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.5
Incentive Stock Option Agreement, dated as of May 16, 2000, by and between Wilmar Industries, Inc. and William E. Sanford (incorporated by reference to Exhibit 10.5 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.6
Incentive Stock Option Agreement of Michael J. Grebe, dated as of May 16, 2000 (incorporated by reference to Exhibit 10.11 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.7
Restricted Stock Award Agreement under the 2000 Stock Award Plan, dated as of September 29, 2000, between William R. Pray and Wilmar Industries, Inc. (incorporated by reference to Exhibit10.23 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.8
2000 Stock Award Plan, as amended and restated July, 2000 (incorporated by reference to Exhibit 10.24 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.9
Employment Agreement, dated as of January 7, 2004, by and between Interline Opco and Fred Bravo (incorporated by reference to Exhibit 10.25 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.10
Employment Agreement, dated as of January 7, 2004, by and between Interline Opco and Pamela L. Maxwell (incorporated by reference to Exhibit 10.26 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.11	2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.12
Employment Agreement, dated as of May 17, 2004, by and between Interline Opco and Laurence Howard (incorporated by reference to Exhibit 10.28 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.13
Employment Agreement, dated as of June 18, 2004, by and between Interline Brands, Inc. and Charles Blackmon (incorporated by reference to Exhibit 10.30 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.14
Separation Agreement and Release of All Claims, dated March 17, 2005, by and between Interline Brands, Inc. and Charles Blackmon (incorporated by reference to Exhibit 10.20 to Interline Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.15
Employment Agreement, dated as of August 13, 2004, by and between Interline Brands, Inc. and William E. Sanford (incorporated by reference to Exhibit 10.31 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.16
Employment Agreement, dated as of August 13, 2004, by and between Interline Brands, Inc. and Michael J. Grebe (incorporated by reference to Exhibit 10.32 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.17
Employment Agreement, dated as of September 23, 2004 by and between Interline Brands, Inc. and William R. Pray (incorporated by reference to Exhibit 10.33 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.18
Amendment and Restated Employment Agreement, dated as of December 15, 2004, by and between Interline Brands, Inc. and William R. Pray (incorporated by reference to Exhibit 10.24 to Interline Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.19
Amendment to Employment Agreement, dated September 27, 2004, by and between Interline Brands, Inc. and Fred Bravo (incorporated by reference to Exhibit 10.34 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.20
Amendment to Employment Agreement, dated September 27, 2004, by and between Interline Brands, Inc. and Laurence W. Howard (incorporated by reference to Exhibit 10.35 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.21
Amendment to Employment Agreement, dated as of September 27, 2004, by and between Interline Brands, Inc. and Pamela L. Maxwell (incorporated by reference to Exhibit 10.36 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.22
Amendment to Employment Agreement, dated as of December 2, 2004, by and between Interline Brands, Inc. and Michael J. Grebe (incorporated by reference to Exhibit 10.37 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.23
Amendment to Employment Agreement, dated as of December 2, 2004, by and between Interline Brands, Inc. and William E. Sanford (incorporated by reference to Exhibit 10.38 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.24
Amendment to Employment Agreement, dated as of December 2, 2004, by and between Interline Brands, Inc. and Pamela L. Maxwell (incorporated by reference to Exhibit 10.37 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.25
Amendment to Employment Agreement, dated as of December 2, 2004, by and between Interline Brands, Inc. and Fred Bravo (incorporated by reference to Exhibit 10.40 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.26
Management Agreement, dated May 16, 2000, by and between Wilmar Industries, Inc. and Parthenon Capital, Inc. (incorporated by reference to Exhibit 10.41 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.27
Amendment to Management Agreement, dated September 29, 2000, by and between Wilmar Industries, Inc. and Parthenon Capital, Inc. (incorporated by reference to Exhibit 10.42 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.28
Employment Agreement, dated May 12, 2004 between Interline Opco and Thomas J. Tossavainen (incorporated by reference to Exhibit 10.34 to Interline Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.29
Amendment to Employment Agreement, dated November 10, 2004, between Interline Brands, Inc. and Thomas J. Tossavainen (incorporated by reference to Exhibit 10.35 to Interline Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.30
Employment Agreement, dated July 25, 2005, between Interline Opco and Thomas J. Tossavainen (incorporated by reference to Exhibit 10.55 of Interline Brands, Inc.'s Amendment No. 2 to Form S-1 filed on August 1, 2005 (No. 333-126515)).
10.31
Form of Executive Stock Option Agreement (incorporated by reference to Exhibit 10.43 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482) ).
10.32
Form of Management Restricted Stock Agreement (incorporated by reference to Exhibit 10.44 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482) ).
10.33
Form of Non-Employee Directors Option Agreement (incorporated by reference to Exhibit 10.45 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482) ).
10.34
Form of Non-Employee Directors Restricted Stock Agreement (incorporated by reference to Exhibit 10.46 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.35
Amendment, dated September 9, 2005, to Employment Agreement, dated as of December 15, 2004, between Interline Opco and William R. Pray (incorporated by reference to Exhibit 10.56 to Interline Brands, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10.36
Form of Deferred Stock Unit Agreement and Notice of Election for Non-employee Directors (incorporated by reference to Exhibit 10.36 to Interline Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 30, 2005).
10.37
2004 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement for its annual meeting of stockholders held on May 11, 2006, Commission File No. 1-32380).
10.38
Executive Cash Incentive Plan (incorporated by reference to Appendix B to the Company's definitive proxy statement for its annual meeting of stockholders held on May 11, 2006, Commission File No. 1-32380).
10.39	Form of stock option agreement (executive) (incorporated by reference to the Company's interim report filed on Form 8-K March 17, 2006).
10.40	Form of stock option agreement (non-executive) (incorporated by reference to the Company's interim report filed on Form 8-K March 17, 2006).
10.41	Form of restricted share unit agreement (incorporated by reference to the Company's interim report filed on Form 8-K March 17, 2006).
10.42	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.42 to Interline Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).
10.43	Amendment to the 2004 Incentive Plan (incorporated by reference to Exhibit 10.43 to Interline Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).
11.1	Computation of earnings per share information included in Note 2 to the Consolidated Financial Statements (furnished herewith).
21.1	List of Subsidiaries of Interline Brands, Inc. (furnished herewith).
23.1	Consent of Deloitte & Touche LLP (furnished herewith).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, under the Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 28, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interline Brands, Inc.
Jacksonville, Florida

        We have audited the accompanying consolidated balance sheets of Interline Brands, Inc. and subsidiaries (the "Company") as of December 28, 2007 and December 29, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2007. We also have audited the Company's internal control over financial reporting as of December 28, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interline Brands, Inc. and subsidiaries as of December 28, 2007 and December 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment, on December 31, 2005. As discussed in Note 17 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on December 30, 2006.

/s/  DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida
February 26, 2008

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 28, 2007 AND DECEMBER 29, 2006

(in thousands, except share and per share data)

	December 28, 2007	December 29, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$4,975	$6,852
Short-term investments	48,540	—
Accounts receivable—trade (net of allowance for doubtful accounts of $7,268 and $10,224)	154,571	142,901
Inventory	190,974	201,662
Prepaid expenses and other current assets	23,664	22,915
Deferred income taxes	15,359	17,821

Total current assets	438,083	392,151
Property and equipment, net	37,131	31,754
Goodwill	313,462	313,077
Other intangible assets, net	136,734	143,440
Other assets	11,424	10,147

Total assets	$936,834	$890,569

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$60,159	$67,493
Accrued expenses and other current liabilities	42,175	38,722
Accrued interest	838	3,516
Income taxes payable	1,173	2,486
Current portion of long-term debt	2,300	2,416
Capital lease—current	218	307

Total current liabilities	106,863	114,940
Long-Term Liabilities:
Deferred income taxes	33,351	34,799
Long-term debt, net of current portion	416,290	418,650
Capital lease—long term	464	683
Other liabilities	2,452	818

Total liabilities	559,420	569,890
Commitments and contingencies
Senior preferred stock; $0.01 par value, 20,000,000 shares authorized; no shares outstanding as of December 28, 2007 and December 29, 2006	—	—

Stockholders' Equity:
Common stock; $0.01 par value, 100,000,000 authorized; 32,350,188 issued and 32,308,105 outstanding as of December 28, 2007 and 32,308,221 issued and 32,284,069 outstanding as of December 29, 2006	324	323
Additional paid-in capital	567,860	561,634
Accumulated deficit	(191,666)	(241,852)
Accumulated other comprehensive income	1,751	1,072
Treasury stock, at cost, 42,083 shares as of December 28, 2007 and 24,152 shares as of December 29, 2006	(855)	(498)

Total stockholders' equity	377,414	320,679

Total liabilities and stockholders' equity	$936,834	$890,569

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

(in thousands, except share and per share data)

	2007	2006	2005
Net sales	$1,239,027	$1,067,570	$851,928
Cost of sales	765,137	658,698	526,334

Gross profit	473,890	408,872	325,594
Operating Expenses:
Selling, general and administrative expenses	345,297	292,752	229,595
Depreciation and amortization	14,499	14,427	13,049
Secondary offering costs	—	—	932

Total operating expense	359,796	307,179	243,576

Operating income	114,094	101,693	82,018
Loss on extinguishment of debt	—	(20,843)	(10,340)
Interest expense	(33,923)	(31,367)	(25,419)
Interest and other income	3,251	1,197	875

Income before income taxes	83,422	50,680	47,134
Income tax provision	32,460	19,495	18,335

Net income	$50,962	$31,185	$28,799

Earnings Per Share:
Basic	$1.58	$0.97	$0.90

Diluted	$1.56	$0.95	$0.89

Weighted-Average Shares Outstanding:
Basic	32,241,906	32,141,958	32,004,007

Diluted	32,703,430	32,748,400	32,443,772

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

(in thousands, except share data)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Deferred Compensation	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2004	32,102,820	$321	$556,346	$(301,836)	$855	$(2,787)	$—	$252,899
Offering costs			(165)					(165)
Share-based compensation						965		965
Issuance of restricted stock	5,000	—	96			(96)		—
Issuance of common stock from exercise of stock options	112,849	1	1,691					1,692
Tax benefits on stock options exercised			215					215
Comprehensive income:
Net income				28,799
Foreign currency translation					137
Total comprehensive income								28,936

Balance at December 30, 2005	32,220,669	322	558,183	(273,037)	992	(1,918)	—	284,542
Offering costs			(30)					(30)
Reclassification to adopt FAS 123R			(1,918)			1,918		—
Share-based compensation			3,847					3,847
Issuance of restricted stock	17,800	—	—					—
Issuance of common stock from exercise of stock options	69,752	1	1,074					1,075
Tax benefits on stock options exercised			284					284
Tax benefits on other vested share- based payments			194					194
Repurchase of common stock							(498)	(498)
Adjustment to initially apply FAS 158					90			90
Comprehensive income:
Net income				31,185
Foreign currency translation					(10)
Total comprehensive income								31,175

Balance at December 29, 2006	32,308,221	323	561,634	(241,852)	1,072	—	(498)	320,679
Share-based compensation			5,377					5,377
Issuance of restricted stock	4,600	—	—					—
Issuance of common stock from exercise of stock options	37,367	1	597					598
Tax benefits on stock options exercised			128					128
Tax benefits on other vested share- based payments			124					124
Repurchase of common stock							(357)	(357)
Cumulative impact of change in accounting for uncertainty in income taxes				(776)				(776)
Comprehensive income:
Net income				50,962
Amortization of unrecognized gain on employee benefits					(125)
Foreign currency translation					804
Total comprehensive income								51,641

Balance at December 28, 2007	32,350,188	$324	$567,860	$(191,666)	$1,751	$—	$(855)	$377,414

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

(in thousands)

	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$50,962	$31,185	$28,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,114	14,427	13,049
Amortization of debt issuance costs	1,094	1,352	1,610
Amortization of discount on 8 1/8% senior subordinated notes	135	63	—
Write-off of debt issuance costs	—	7,180	2,290
Tender and redemption premiums on 11 1/2% senior subordinated notes	—	13,663	8,050
Share-based compensation	5,377	3,847	965
Deferred income taxes	516	(2,199)	(2,364)
Provision for doubtful accounts	4,277	3,443	2,828
Loss on disposal of property and equipment	139	83	53
Excess tax benefits from share-based compensation	(252)	(478)	215
Changes in assets and liabilities which provided (used) cash, net of business acquired:
Accounts receivable—trade	(15,030)	(5,027)	(13,874)
Inventory	11,098	(18,555)	(10,175)
Prepaid expenses and other current assets	(306)	(1,971)	1,652
Other assets	(1,277)	(546)	99
Accounts payable	(6,771)	(18,571)	11,282
Accrued expenses and other current liabilities	(4,374)	(324)	709
Accrued interest	(2,678)	1,271	(890)
Income taxes payable	(396)	1,060	(5,460)
Other liabilities	102	43	—

Net cash provided by operating activities	57,730	29,946	38,838
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(14,906)	(7,813)	(7,920)
Purchase of short-term investments	(168,962)	—	—
Proceeds from sales and maturities of short-term investments	120,422	—	—
Purchase of businesses, net of cash acquired	(765)	(131,485)	(73,213)

Net cash used in investing activities	(64,211)	(139,298)	(81,133)

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

(in thousands)

Cash Flows from Financing Activities:
Increase in purchase card payable, net	$6,579	$—	$—
(Decrease) Increase in revolver, net	—	(3,000)	3,000
Repayment of term debt	(2,613)	(160,008)	(1,200)
Repayment of 11 1/2% senior subordinated notes	—	(130,000)	(70,000)
Payment of tender and redemption premiums on 11 1/2% senior subordinated notes	—	(13,663)	(8,050)
Proceeds from issuance of 8 1/8% senior subordinated notes, net of discount	—	198,566	—
Proceeds from issuance of term debt	—	230,000	50,000
Payment of debt issuance costs	(34)	(9,724)	(838)
Proceeds from stock options exercised	564	1,046	1,693
Excess tax benefits from share-based compensation	252	478	—
Payments on capital lease obligations	(307)	(439)	(335)
Initial public offering costs	—	(30)	(665)
Proceeds from exercise of underwriters over-allotment options	—	—	2,333

Net cash provided by (used in) financing activities	4,441	113,226	(24,062)
Effect of exchange rate changes on cash and cash equivalents	163	20	137

Net (decrease) increase in cash and cash equivalents	(1,877)	3,894	(66,220)
Cash and cash equivalents at beginning of period	6,852	2,958	69,178

Cash and cash equivalents at end of period	$4,975	$6,852	$2,958

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$36,140	$29,232	$23,363

Income taxes, net of refunds	$32,646	$21,101	$26,003

Schedule of Non-Cash Investing and Financing Activities:
Adjustments to liabilities assumed and goodwill on businesses acquired	$305	$1,535	$8,443

Treasury stock acquired with accrued expenses and other current liabilities	$357	$498	$—

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

1. DESCRIPTION OF THE BUSINESS AND BACKGROUND

Description of Business

        Interline Brands, Inc., a Delaware corporation, and its subsidiaries ("Interline" or the "Company") is a direct marketer and specialty distributor of maintenance, repair and operations, ("MRO") products. The Company sells plumbing, electrical, hardware, security, heating, ventilation and air conditioning, janitorial and sanitary and other MRO products. Interline's highly diverse customer base consists of multi-family housing, educational, lodging, government and health care facilities, professional contractors and specialty distributors.

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

Background

        In December 2004, the Company completed its initial public offering (the "IPO"). Immediately prior to the closing of the IPO, a reincorporation merger occurred and the Company became the holding company of the Interline group of businesses, including its principal operating subsidiary, Interline Brands, Inc., a New Jersey corporation ("Interline New Jersey").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of Interline Brands, Inc. and all of its wholly-owned subsidiaries. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

        The Company operates on a 52-53 week fiscal year, which ends on the last Friday in December. The fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005 were fifty-two week years. References herein to 2007, 2006 and 2005 are for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

        The carrying value of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value because of the short maturities of these items. The carrying values of variable rate notes payable and long-term debt are reasonable estimates of their fair values. Estimated fair values of fixed rate notes payable and long-term debt are determined by quoted market prices as the debt is publicly traded.

Foreign Currency Translation

        Assets and liabilities of the Company's foreign subsidiary, where the functional currency is the local currency, are translated into United States dollars at the year end exchange rate. The related translation adjustments are recorded as a component of other comprehensive income. Revenues and expenses are translated using average exchange rates prevailing during the year.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less.

Short-Term Investments

        The Company accounts for investments in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("FAS 115"). The Company's short-term investments primarily include investments in high-grade tax exempt auction rate securities and variable rate demand notes, which are debt instruments, such as municipal bonds, with long-term scheduled maturities and periodic interest rate reset dates. The interest rates on these investments are typically reset to market prevailing rates every 35 days or less, and in some cases every 7 days or less. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of the Company's investment in these investments, they have been classified as current assets. The Company's short-term investments are classified as available-for-sale and the carrying value approximates the fair value. Changes in the fair value, if any, are included in accumulated other comprehensive income, net of applicable taxes. As of December 28, 2007, there were no unrealized gains and loses associated with these investments. During 2007, all income generated from short-term investments was recorded as interest income.

Concentrations of Credit Risk

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company's accounts receivable are principally from facilities maintenance, professional contractor and specialty distributor customers in the United States and Canada. Concentration of credit risk with respect to accounts receivable, however, is limited due to the large number of customers comprising the Company's customer base. The Company performs credit evaluations of its customers; however, the Company's policy is not to require collateral. As of December 28, 2007 and December 29, 2006, the Company had no significant concentrations of credit risk.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

        Inventories, consisting substantially of finished goods, are valued at the lower of cost or market. Inventory cost is determined using the weighted-average cost method. The Company adjusts inventory for excess and obsolete inventory and for the difference by which the cost of the inventory exceeds the estimated market value. In order to determine the adjustments, management reviews inventory quantities on hand, slow movement reports and sales history reports. Management estimates the required adjustment based on estimated demand for products and market conditions. To the extent historical results are not indicative of future results and if events occur that affect the Company's relationships with suppliers or the salability of their products, additional write-offs may be needed that will increase cost of sales and decrease inventory.

Vendor Rebates

        The Company accounts for vendor rebates in accordance with the Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, ("EITF 02-16"). Many of the Company's arrangements with its vendors provide for the Company to receive a rebate of a specified amount of consideration, payable to the Company when the Company achieves any of a number of measures, generally related to the volume level of purchases from its vendors. The Company accounts for such rebates as a reduction of the prices of the vendor's products and therefore as a reduction of inventory until it sells the product, at which time such rebates reduce cost of sales in the Company's statement of operations. Throughout the year, the Company estimates the amount of the rebate earned based on estimated purchases to date relative to the purchase levels that mark the Company's progress toward earning the rebates. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Costs of Computer Software Developed or Obtained for Internal Use

        The Company capitalizes costs related to internally developed software in accordance with Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, ("SOP 98-1"). Only costs incurred during the development stage, including design, coding, installation and testing are capitalized. These capitalized costs primarily represent internal labor costs for employees directly associated with the software development. Upgrades or modifications that result in additional functionality are capitalized. Capitalized costs were $1.8 million, $0.8 million and $1.0 million for 2007, 2006 and 2005, respectively. As of December 28, 2007 and December 29, 2006, there was $4.3 million and $3.3 million, respectively, of unamortized capitalized software costs. During 2007, 2006 and 2005, amortization expense associated with capitalized software costs was $1.4 million, $0.9 million and $0.6 million, respectively.

Goodwill

        Goodwill represents the excess of the costs of acquired companies over the fair value of their net tangible assets. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets, ("FAS 142") the Company does not amortize goodwill but is required to annually evaluate goodwill for impairment. Goodwill is tested for impairment at least annually, or whenever events of changes in circumstances indicate that the carrying amount may not be recoverable. The Company has elected to perform its annual goodwill impairment test as of the last day of each year. No impairment was identified as a result of its impairment test for any year presented.

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

Risk Insurance

        The Company has a $0.3 million self-insured retention per occurrence in connection with its workers' compensation policy ("Risk Insurance"). The Company accrues its estimated cost in

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

connection with its portion of its Risk Insurance losses using an actuarial methodology based on claims filed, historical development factors and an estimate of claims incurred but not yet reported. The Company does not discount its workers compensation reserve. Claims paid are charged against the reserve.

Taxes Collected and Remitted

        The Company records non-income taxes collected from customers and remitted to governmental agencies on a net basis.

Revenue Recognition

        The Company recognizes revenue in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, ("SAB 101") as amended by SAB No. 104, Revenue Recognition, corrected copy, ("SAB 104"). The SEC requires that the following four basic criteria must be met before the Company recognizes revenue:

  •
  persuasive evidence of an arrangement exists;

  •
  delivery has occurred or services have been rendered;

  •
  the seller's price to the buyer is fixed or determinable; and

  •
  collectibility is reasonably assured.

        The Company recognizes a sale when the risk of loss has passed to the customer. For goods shipped by third party carriers, the Company recognizes revenue upon shipment since the terms are generally FOB shipping point. For goods delivered on the Company's dedicated fleet of trucks, the Company recognizes revenue upon delivery to the customer. Sales are recorded net of estimated discounts, rebates and returns. A portion of the Company's sales are delivered direct from the suppliers. These direct-shipment sales are recorded on a gross basis, with the corresponding cost of goods sold, in accordance with the guidance in EITF Issue No. 99-19, Reporting Revenues Gross as a Principal verses Net as an Agent, ("EITF 99-19"). The Company bills some shipping and handling costs to its customers and has included this amount in revenue. The Company provides product return and protection rights to certain customers. A provision is made for estimated product returns based on sales volumes and our experience. Actual returns have not varied materially from amounts provided historically.

Cost of Sales

        Cost of sales includes merchandise costs less vendor rebates, freight-in and operating costs related to the Company's National Distribution Center.

Shipping and Handling Costs

        Shipping and handling costs have been included in selling, general and administrative expenses on the consolidated statements of operations. Shipping and handling costs were $58.9 million, $52.0 million, and $40.6 million in 2007, 2006 and 2005, respectively.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

        Costs of producing and distributing sales catalogs and promotional flyers are capitalized and charged to expense over the life of the related catalog and promotional flyers. Advertising expenses, net of co-op advertising, were $3.1 million, $3.8 million, and $2.7 million in 2007, 2006 and 2005, respectively. Co-op advertising was $2.5 million in 2007 and $2.3 million in 2006 and 2005.

Share-Based Compensation

        Effective December 31, 2005, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment, ("FAS 123R") using the modified prospective application transition method. Under this method, the share-based compensation cost recognized beginning December 31, 2005 includes compensation cost for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value originally estimated in accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, ("FAS 123") and (2) all share-based payments granted subsequent to December 30, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost under FAS 123R is recognized ratably using the straight-line attribution method over the expected vesting period or to the retirement eligibility date, if less than the vesting period when vesting is not contingent upon any future performance. In addition, pursuant to FAS 123R, the Company is required to estimate the amount of expected forfeitures when calculating the compensation costs, instead of accounting for forfeitures as incurred, which was the method previously used by the Company. As of December 31, 2005, the cumulative effect of adopting the estimated forfeiture method was not significant. Prior periods are not restated under this transition method.

        FAS 123R also requires the Company to reflect the tax benefit from the exercise of stock options in the statement of cash flows as a cash inflow from financing activities and as a cash outflow from operating activities. Prior to the adoption of FAS 123R, these tax benefits have been reflected as a cash inflow from operating activities. The prior years' statements of cash flows have not been restated. The tax benefit from the exercise of stock options was $0.1 million, $0.3 million and $0.2 million in 2007, 2006 and 2005, respectively.

        Prior to December 31, 2005, the Company accounted for share-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") as permitted by FAS 123. The Company elected to use the intrinsic value method of accounting for employee and director share-based compensation expense for its nonqualified employee and director stock option awards and did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. Had the Company elected to adopt the fair value approach as prescribed by FAS 123, which charges earnings for the estimated fair value of stock

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

options, the pro forma net income and pro forma earnings per share for 2005 would have been as follows (in thousands, except per share amounts):

Net income as reported	$28,799
Add: Share-based compensation expense included in reported net income, net of related tax effects	589
Deduct: Total share-based compensation expense determined under the fair value-based method for all awards, net of related tax effects	(734)

Pro forma net income	28,654

Earnings per share:
Basic-as reported	$0.90
Basic-pro forma	$0.90
Diluted-as reported	$0.89
Diluted-pro forma	$0.88

        As a result of adopting FAS 123R on December 31, 2005, the Company's income before income taxes and net income for 2006, are $0.9 million and $0.6 million lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share are $0.02 lower for 2006 than if the Company had continued to account for share-based compensation under APB 25.

        The total share-based compensation expense, which is included in the consolidated statement of earnings, was $5.4 million, $3.8 million and $1.0 million for 2007, 2006 and 2005, respectively. See Note 13. Share-Based Compensation for more information.

Income Taxes

        Taxes on income are provided using an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement carrying values and the tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company accounts for uncertainty in income taxes in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, ("FIN 48"). See Note 17. Income Taxes for more information.

Earnings per Share

        Earnings per share for all years has been computed in accordance with FASB Statement No. 128, Earnings per Share, ("FAS 128"). Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the year as adjusted for the potential dilutive effect of stock options and non-vested shares of restricted stock, restricted share units and deferred stock units using the treasury stock method.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following summarizes the shares of common stock used to calculate earnings per share including the potentially dilutive impact of stock options, restricted stock, restricted stock units and deferred stock units, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares:

	Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Weighted average shares outstanding—basic	32,241,906	32,141,958	32,004,007
Dilutive shares resulting from:
Stock options	358,561	497,042	363,937
Restricted stock	17,991	48,959	75,828
Restricted stock units	73,946	59,199	—
Deferred stock uits	11,026	1,242	—

Weighted average shares outstanding—diluted	32,703,430	32,748,400	32,443,772

        During 2007, 2006 and 2005, options to purchase 1,022,405 shares, 266,788 shares and 452,942 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because the exercise prices of those options are greater than the average market value of common stock and the effect would be anti-dilutive.

Segment Information

        In accordance with FASB Statement No.131, Disclosure about Segments of an Enterprise and Related Information, ("FAS 131"), the Company has two operating segments: Interline Brands and AmSan. These segments are aggregated into one reportable segment, the distribution of MRO products, because they possess similar economic characteristics and have common products, customers and methods of distribution. During 2007, the Company began to integrate AmSan's operations onto the Company's information systems platform. The Company's net sales by product category were as follows (in thousands):

	Year Ended
Product Category	December 28, 2007	December 29, 2006	December 30, 2005
Plumbing	$380,522	$378,512	$358,670
Janitorial and sanitary	283,416	149,632	21,072
Electrical and lighting	129,019	127,511	120,198
Heating, ventilation and air conditioning	119,416	123,568	101,519
Appliances and parts	72,312	59,548	51,093
Security	62,247	56,262	54,076
Hardware and tools	56,748	51,075	49,875
Other	135,347	121,462	95,425

Total	$1,239,027	$1,067,570	$851,928

        The Company's revenues and assets outside the United States are not significant.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

        In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently evaluating the impact that adoption of FAS 157 will have on its financial position, results of operations and cash flows.

        In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, ("FAS 159"). FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including property and casualty insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. An entity can accomplish this by either reporting the fair value and non-fair-value carrying amounts as separate line items or aggregate those amounts and disclose parenthetically the amount of fair value included in the aggregate amount. FAS 159 is effective for fiscal years beginning after November 15, 2007. Upon adoption, an entity is permitted to elect the fair value option irrevocably for any existing asset or liability within the scope of the standard. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. Retrospective application would not be permitted. The Company is currently evaluating the impact that adoption of FAS 159 will have on its financial position, results of operations and cash flows. Currently, the Company does not intend to apply the provisions of FAS 159 to any of its existing financial assets or liabilities.

        In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, ("FAS 141R"), which replaces FASB Statement No. 141, Business Combinations, ("FAS 141"). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. The Company is currently evaluating the impact that adoption of FAS 141R will have on its financial position, results of operations and cash flows.

        In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, ("FAS 160"). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. The Company is currently evaluating the impact that adoption of FAS 160 will have on its financial position, results of operations and cash flows.

3. ACQUISITION

AmSan LLC

        On July 3, 2006, Interline New Jersey acquired all of the outstanding equity interests of AmSan LLC ("AmSan") from American Sanitary Incorporated for $133.8 million in cash, including cash acquired of $2.2 million and transaction fees of $3.0 million. AmSan is a leading national distributor of janitorial and sanitary supplies. The acquisition was funded with the $130.0 million delayed draw facility under Interline New Jersey's new bank credit facility (see Note 10. Debt) and accounted for in accordance with FASB Statement No. 141, Business Combinations ("FAS 141").

        AmSan, one of the largest national distributors in the U.S. janitorial and sanitary maintenance supply industry, offers over 40,000 products from 43 locations to approximately 40,000 customers in 39 states. AmSan's primary end markets are institutional facilities, such as schools and universities, health care sites, lodging and government properties and building service contractors. This acquisition represents an expansion of the Company's MRO product offering and institutional facilities maintenance business.

        The following table summarizes the allocation of the purchase price to the AmSan assets acquired and liabilities assumed at estimated fair values (in thousands):

Current assets	$54,181
Property and equipment	2,983
Goodwill	66,264
Intangible assets	43,600
Other assets	631

Total assets acquired	167,659
Current liabilities	32,603
Other liabilities	1,255

Total liabilities assumed	33,858

Net assets acquired	$133,801

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

3. ACQUISITION (Continued)

        As a result of its integration plan, the Company accrued, as part of the purchase price, $2.0 million in employee severance and relocation costs and $3.9 million in facility closing and other costs associated with the AmSan acquisition.

        This acquisition was treated as a purchase and sale of assets for federal income tax purposes. Accordingly, of the $66.3 million of goodwill, $62.7 million is expected to be deductible for tax purposes.

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

	Year Ended
	December 29, 2006	December 30, 2005
Revenues	$1,201,262	$1,111,961

Net income	$33,634	$31,940

Earnings Per Share:
Basic	$1.05	$1.00

Diluted	$1.03	$0.98

        The pro forma financial information does not purport to represent what the Company's actual results of operations would have been had the acquisition occurred as of December 31, 2005 and January 1, 2005, respectively, and may not be indicative of operating results for any future periods.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

3. ACQUISITION (Continued)

Acquisition Reserves

        The following table summarizes the changes to reserves assumed in connection with the Company's business combinations (in thousands):

	Employee Severance and Relocation	Facility Closing and Other Costs	Total
Balance at December 30, 2005	$630	$4,778	$5,408
Payments	(1,221)	(337)	(1,558)
Write-offs	(76)	(1,811)	(1,887)
Additions to reserve	1,760	2,691	4,451

Balance at December 29, 2006	1,093	5,321	6,414
Payments	(1,073)	(471)	(1,544)
Write-offs	—	(1,925)	(1,925)
Additions to reserve	248	1,252	1,500

Balance at December 28, 2007	$268	$4,177	$4,445

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

4. ACCOUNTS RECEIVABLE

        The Company's trade receivables are exposed to credit risk. The majority of the market served by the Company is comprised of numerous individual accounts, none of which is individually significant. The Company monitors the creditworthiness of its customers on an ongoing basis and provides a reserve for estimated bad debt losses. The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Year Ended	Balance at Beginning of Year	Charged to Expense	Deductions(1)	Balance at End of Year
December 30, 2005	$6,929	$2,828	$(1,607)	$8,150
December 29, 2006	$8,150	$3,443	$(1,369)	$10,224
December 28, 2007(2)	$10,224	$4,277	$(7,233)	$7,268

(1)
Accounts receivable written-off as uncollectible, net of recoveries.

(2)
During 2007, the Company performed a detailed review of its allowance for doubtful accounts. Based on that review, the Company increased the number of accounts written-off as uncollectible. The majority of the accounts receivable written-off as uncollectible had been fully reserved for in prior years.

5. SHORT-TERM INVESTMENTS

        Short-term investments consisted of the following as of December 28, 2007 (in thousands):

December 28, 2007
Auction rate securities	$32,575
Variable rate demand notes	15,965

$48,540

        The Company's short-term investments primarily include investments in high-grade tax exempt auction rate securities and variable rate demand notes, which are debt instruments, such as municipal bonds, with long-term scheduled maturities and periodic interest rate reset dates. The Company's intent and ability is not to hold these investments to their underlying maturities, but to sell these investments

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

5. SHORT-TERM INVESTMENTS (Continued)

to provide liquidity as needed. The following summarizes the contractual underlying maturities of the Company's short-term investments (in thousands):

December 28, 2007
Due in less than fifteen years	$2,000
Due between fifteen and twenty years	17,015
Due between twenty and twenty-five years	3,900
Due between twenty-five and thirty years	20,525
Due after thirty years	5,100

$48,540

6. PREPAID EXPENSES

        Prepaid expenses and other current assets consisted of the following as of December 28, 2007 and December 29, 2006 (in thousands):

	December 28, 2007	December 29, 2006
Vendor rebates receivable	$16,556	$14,703
Prepaid insurance	1,997	2,761
Other	5,111	5,451

	$23,664	$22,915

7. PROPERTY AND EQUIPMENT

        Major classifications of property and equipment as of December 28, 2007 and December 29, 2006 are as follows (in thousands):

	December 28, 2007	December 29, 2006
Land	$400	$400
Building	9,258	9,258
Machinery and equipment	68,972	59,762
Office furniture and equipment	7,105	6,772
Vehicles	1,509	1,150
Leasehold improvements	10,170	8,096
Construction in progress	1,982	56

	99,396	85,494
Less: Accumulated depreciation and amortization	(62,265)	(53,740)

	$37,131	$31,754

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

7. PROPERTY AND EQUIPMENT (Continued)

        Depreciation and amortization expense, including for assets under capital leases, was $9.5 million, $8.7 million, and $8.5 million for 2007, 2006 and 2005, respectively.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

        Changes to goodwill during 2007 and 2006 were as follows (in thousands):

Balance at December 30, 2005	$249,574
Acquired goodwill	65,003
Purchase price adjustments	(1,500)

Balance at December 29, 2006	313,077
Acquired goodwill	690
Purchase price adjustments	(305)

Balance at December 28, 2007	$313,462

        The acquired goodwill during 2006 and 2007 relate to the Company's July 2006 acquisition of AmSan. This is discussed in further detail in Note 3. Acquisition.

        Purchase price adjustments during 2006 relate primarily to the write-off of unused acquisition accruals created for the estimated loss on property and equipment associated with the Barnett, Inc., Florida Lighting, Inc. and CCS Enterprises, Inc. ("Copperfield") acquisitions as well as the adjustment to deferred taxes associated with the final valuation of Copperfield.

        Purchase price adjustments during 2007 relate primarily to the write-off of unused acquisition accruals created for the estimated losses on lease abandonments and facility consolidations associated with the Barnett, Inc., Florida Lighting, Inc., Copperfield and AmSan acquisitions offset by the related adjustments to deferred taxes for these write-offs.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

8. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of December 28, 2007 and December 29, 2006 were as follows (in thousands):

December 28, 2007	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$49,362	$16,733	$32,629
Customer relationships	45,200	4,850	40,350
Trademarks	61,121	5,568	55,553
Non-compete agreements	2,616	2,384	232
Deferred debt issuance costs	9,615	1,645	7,970

Total	$167,914	$31,180	$136,734

December 29, 2006
Customer lists	$49,362	$13,898	$35,464
Customer relationships	45,200	2,288	42,912
Trademarks	61,121	5,568	55,553
Non-compete agreements	2,616	2,135	481
Deferred debt issuance costs	9,581	551	9,030

Total	$167,880	$24,440	$143,440

        The amortization of deferred debt issuance costs, recorded as a component of interest expense, was $1.1 million, $1.4 million, and $1.6 million in 2007, 2006 and 2005, respectively. The write-off of deferred debt issuance costs were $7.2 million and $2.3 million in 2006 and 2005, respectively. The Company did not write-off any deferred debt issuance costs during 2007.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

8. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Amortization expense on other intangible assets was $5.6 million, $5.7 million, and $4.5 million for 2007, 2006 and 2005, respectively. Expected amortization expense on other intangible assets (excluding deferred debt issuance costs which will vary depending upon debt payments) for each of the five succeeding fiscal years is expected to be as follows (in thousands):

Fiscal Year	Future Estimated Amortization
2008	$5,630
2009	$5,397
2010	$5,397
2011	$5,397
2012	$5,397

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

9. ACCRUED LIABILITIES

        Accrued expenses and other current liabilities consisted of the following as of December 28, 2007 and December 29, 2006 (in thousands):

	December 28, 2007	December 29, 2006
Accrued compensation and benefits	$13,703	$15,879
Purchase card payable(1)	7,223	—
Acquisition reserves	4,445	6,414
Accrued sales tax	3,841	3,488
Accrued freight	2,813	3,020
Other	10,150	9,921

	$42,175	$38,722

    (1)
    Purchase card payable is comprised of trade vendor invoices that were paid pursuant to a purchase card agreement with a third-party intermediary. The Company has entered into a purchase card agreement with a third-party intermediary whereby the third-party

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

9. ACCRUED LIABILITIES (Continued)

      intermediary pays the trade vendor invoices in accordance with the terms agreed to by the vendor and the Company. The third-party intermediary bills the Company for amounts disbursed on a monthly basis. As a result, there could be an outstanding payable due to the third-party intermediary at any period end. The net activity in purchase card payable is shown as cash flows from financing activities. In addition, the Company receives a rebate from the third-party intermediary based on the volume of transactions administered by the third-party intermediary which totaled $0.4 million during 2007.

10. DEBT

        Long-term debt consisted of the following as of December 28, 2007 and December 29, 2006 (in thousands):

	December 28, 2007	December 29, 2006
Term loans	$216,550	$218,850
Notes payable	3,275	3,587
8 1/8% senior subordinated notes, net of unamortized discount of $1,235	198,765	198,629

	418,590	421,066
Less: Current portion	(2,300)	(2,416)

	$416,290	$418,650

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

        On December 20, 2004, Interline New Jersey elected to redeem $70.0 million of the 11 1/2% senior subordinated notes using proceeds from the Company's IPO and gave the 30-day notice required by the indenture. In January 2005, the Company recorded a loss on extinguishment of debt of $10.3 million, consisting of the write-off of deferred financing costs of $2.3 million and the redemption premium of $8.1 million on the $70.0 million redemption of 11 1/2% senior subordinated notes. On June 23, 2006, Interline New Jersey repurchased the remaining $130.0 million of 11 1/2% senior subordinated notes as part of the refinancing transactions described below.

        In December 2004, Interline New Jersey amended its term loan facility and revolving loan facility. The term loan was reduced to $100.0 million from $140.0 million and the revolving loan facility was increased to $100.0 million from $65.0 million. As part of the amendment in December 2004, Interline New Jersey paid down $31.3 million of the term loan using proceeds from the Company's IPO. Interline New Jersey also amended its credit facility on July 7, 2005, in connection with the acquisition of Copperfield, to permit the incurrence of an additional $50.0 million term loan, having substantially the same terms as the existing term loan. On August 8, 2005, Interline New Jersey again amended its credit facility to lower the interest rate spreads applicable to the additional $50.0 million term loan. The amended credit facility provided for aggregate commitments of $250.0 million, consisting of (1) a

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

10. DEBT (Continued)

revolving loan facility of $100.0 million, of which a portion not exceeding $20.0 million was available in the form of letters of credit, and (2) a term loan facility of $150.0 million.

        Borrowings under the amended term loan facility and revolving loan facility bore interest, at Interline New Jersey's option, at either LIBOR or at the alternate base rate plus a spread. The indebtedness under the amended credit facility was guaranteed by the Company and by the domestic subsidiaries of Interline New Jersey. Interest rates in effect on borrowings under the term loan facilities at June 23, 2006, the date such borrowings were paid off, ranged from 7.72% for LIBOR based borrowings and 9.25% for prime based borrowings under the $100.0 million tranche B-1 term loan and 7.22% for LIBOR based borrowings and 9.00% for prime based borrowings under the $50.0 million tranche B-2 term loan. Outstanding letters of credit under the revolving loan facility were subject to a per annum fee equal to the applicable spread over the adjusted LIBOR for revolving loans. The term loan facility was due to mature on December 31, 2010 and the revolving loan facility was due to mature on May 31, 2008. Debt issuance costs capitalized in connection with the amended credit facility were $1.1 million. On June 23, 2006, Interline New Jersey paid off the term loan facility as part of the refinancing transactions described below.

        In June 2006, Interline New Jersey completed a series of refinancing transactions consisting of (1) an offering of $200.0 million of 8 1/8% senior subordinated notes due 2014 and (2) entering into a $330.0 million bank credit facility. The new bank credit facility consists of a $100.0 million 7-year term loan, a $130.0 million 7-year delayed draw term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit. The delayed draw term loan was available solely to fund the acquisition of substantially all of the assets of American Sanitary Incorporated and the acquisition-related fees and expenses (see Note 3. Acquisition). The proceeds from the 8 1/8% senior subordinated notes and the new bank credit facility were used to repurchase the 11 1/2% senior subordinated notes and to repay the indebtedness under the prior credit facility. The 11 1/2% senior subordinated notes were repurchased at a price equal to 110.51% of their principal amount.

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

        The 8 1/8% senior subordinated notes were priced at 99.3%, or $198.6 million, of their principal amount, representing a yield to maturity of 8 1/4%. The discount of $1.4 million is being amortized over the term of the 8 1/8% senior subordinated notes. The amortization of the discount, recorded as a component of interest expense, was $0.1 million and $0.1 million in 2007 and 2006, respectively. The 8 1/8% senior subordinated notes mature on June 15, 2014 and interest is payable on June 15 and December 15 of each year beginning on December 15, 2006. Debt issuance costs capitalized in connection with the 8 1/8% senior subordinated notes were $5.8 million. As of December 28, 2007 and December 29, 2006, the 8 1/8% senior subordinated notes had a fair market value of $198.0 million, or 99% of par, and $205.5 million, or 102.75% of par, respectively.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

10. DEBT (Continued)

        Borrowings under the new term loan, the delayed draw facility and the new revolving credit facility bear interest, at Interline New Jersey's option, at either LIBOR plus 1.75% or at the alternate base rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus 0.75%. As of December 28, 2007, the interest rate in effect with respect to the new term loan and the delayed draw facility was 6.60% for the LIBOR option and 8.00% for the alternate base rate option. Outstanding letters of credit under the new revolving credit facility are subject to a per annum fee equal to the applicable margin under the new revolving credit facility. The interest rate margin is subject to pricing adjustments at the end of each fiscal quarter based on net total indebtedness to consolidated EBITDA. The new term loan and the delayed draw facility mature on June 23, 2013 and the revolving loan facility matures on June 23, 2012. Amounts under the new term loan and the delayed draw facility are due and payable in quarterly installments equal to 1.0% of the original principal amount on an annual basis through June 23, 2013, with the balance payable in one final installment at the maturity date. Debt issuance costs capitalized in connection with the new term loan, the delayed draw facility and the new revolving credit facility were $3.9 million.

        The debt instruments of Interline New Jersey, primarily the credit facility and the indenture governing the terms of the 8 1/8% senior subordinated notes, contain significant restrictions on the payment of dividends and distributions to the Company by Interline New Jersey. Interline New Jersey's credit facility allows it to pay dividends, make distributions to the Company or make investments in the Company in an aggregate amount not to exceed $2.0 million during any fiscal year, so long as Interline New Jersey is not in default or would be in default as a result of such payments. In addition, ordinary course distributions for overhead (up to $3.0 million annually) and taxes are permitted, as are annual payments of up to $7.5 million in respect of the Company's stock option or other benefit plans for management or employees and (provided Interline New Jersey is not in default) aggregate payments of up to $40.0 million depending on the pro forma net leverage ratio as of the last day of the previous quarter. In addition, the indenture for the 8 1/8% senior subordinated notes generally restricts the ability of Interline New Jersey to pay distributions to the Company and to make advances to, or investments in, the Company to an amount generally equal to 50% of the net income of Interline New Jersey, plus an amount equal to the net proceeds from certain equity issuances, subject to compliance with a leverage ratio and no default having occurred and continuing. The indenture also contains certain permitted exceptions including (1) allowing the Company to pay its franchise taxes and other fees required to maintain its corporate existence, to pay for general corporate and overhead expenses and to pay expenses incurred in connection with certain financing, acquisition or disposition transactions, in an aggregate amount not to exceed $10.0 million per year; (2) allowing certain tax payments; and (3) allowing certain permitted distributions up to $75 million.

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

        The new bank credit facility, which is secured by substantially all of the assets of Interline New Jersey and is guaranteed by the Company and by the domestic subsidiaries of Interline New Jersey, contains affirmative, negative and financial covenants that limit Interline New Jersey's ability to incur

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

10. DEBT (Continued)

additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain certain financial ratios as of the last day of each fiscal quarter, including a minimum ratio of consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") to consolidated cash interest expense and a maximum ratio of net total indebtedness to consolidated EBITDA. Interline New Jersey and the Company were in compliance with all covenants as of December 28, 2007 and December 29, 2006.

        As of December 28, 2007 and December 29, 2006, Interline New Jersey had $87.9 million and $86.1 million, respectively, available under its revolving credit facility. Total letters of credit issued under this facility as of December 28, 2007 and December 29, 2006 were $12.1 million and $13.9 million, respectively. There were no borrowings under the revolving credit facility as of December 28, 2007 and December 29, 2006.

        The maturities of long-term debt subsequent to December 28, 2007 are as follows (in thousands):

Fiscal Year
2008	$2,300
2009	2,300
2010	5,575
2011	2,300
2012	2,300
Thereafter	405,050

$419,825

11. PREFERRED STOCK

        The Company has the authority to issue 20,000,000 shares of preferred stock, par value $.01 per share. As of December 28, 2007 and December 29, 2006 there were no preferred shares issued or outstanding. In connection with the reincorporation merger and IPO transaction, the preferred stock of Interline New Jersey was converted to common stock of the Company.

12. STOCKHOLDERS' EQUITY

  Common Stock

        During 2004, the Company completed its IPO as described in Note 1. Description of Business and Background above. In addition to the shares issued to the public at the IPO in December 2004, the Company issued 19,250,000 shares of its common stock to existing stockholders and senior management of Interline New Jersey in connection with the reincorporation merger and the IPO. Existing holders of Interline New Jersey common stock received .01218 shares of the Company's common stock per share held or an aggregate of 66,667 shares of common stock. As a result of the conversion, the accompanying consolidated financial statements retroactively reflect a decrease in the numbers of outstanding shares of common stock. The foregoing amount of outstanding shares of common stock excludes 167,000 shares issued by the Company in January 2005 in connection with the IPO underwriters' exercise of their over-allotment option.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

12. STOCKHOLDERS' EQUITY (Continued)

        In August 2005, certain of the Company's stockholders sold 7,750,000 shares of the Company's common stock in an underwritten offering pursuant to a registration statement on Form S-1 filed with the SEC (Commission File No. 333-126515). The underwriters of this offering elected to exercise their over-allotment option with respect to additional shares held by the selling stockholders. As a result, certain of the selling stockholders sold an additional 1,162,500 shares of the Company's common stock in a second closing pursuant to the same underwritten offering. In connection with this offering, the Company did not receive any proceeds and incurred $0.9 million of expenses during 2005, which was recorded by the Company as an expense.

13. SHARE-BASED COMPENSATION

Stock Incentive Plans

        During 2000, Interline New Jersey established a Stock Award Plan (the "2000 Plan"), under which Interline New Jersey may award a total of 6,395 shares of common stock in the form of incentive stock options (which may be awarded to key employees only), nonqualified stock options, stock appreciation rights ("SARs") and restricted stock awards, all of which may be awarded to directors, officers, key employees and consultants. The Company's compensation committee will determine in its sole discretion whether a SAR is settled in cash, shares or a combination of cash and shares. In connection with the Company's IPO in December 2004, options to purchase shares of the common stock of Interline New Jersey were converted into options to purchase shares of the Company's common stock.

        During 2004, the Company adopted the 2004 Equity Incentive Plan, (the "2004 Plan"), under which the Company may award 3,175,000 shares in the form of incentive stock options, nonqualified stock options, stock appreciation rights, or SARs, restricted stock, restricted share units ("RSUs"), deferred stock units ("DSUs") and stock bonus awards, all of which may be awarded to any employee, director, officer or consultant of the Company. In May 2006, the stockholders of the Company approved an amendment to the 2004 Plan whereby the number of shares of the Company's common stock reserved for issuance under the 2004 Plan was increased by 2,000,000 shares and to further restrict the repricing of awards granted under the 2004 Plan without first obtaining approval by the Company's stockholders.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

13. SHARE-BASED COMPENSATION (Continued)

        As permitted by FAS 123R, the fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility is based on historical performance of the Company's stock. The Company also uses historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The Black-Scholes weighted-average assumptions were as follows:

	Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Expected volatility	27.0%	27.7%	28.7%
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	4.5%	4.9%	4.0%
Expected life (in years)	5.0	5.0	5.0

        The weighted average fair value per option of stock options granted during 2007, 2006 and 2005 was $6.88, $7.96 and $6.39, respectively.

        A summary of stock option activity as of December 28, 2007 and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(in years)
				(in thousands)
Outstanding at December 29, 2006	2,569,982	$18.62
Granted	485,346	21.11
Exercised	(37,367)	15.13
Forfeited or expired	(28,532)	21.04

Outstanding at December 28, 2007	2,989,429	$19.05	6.8	$11,875

Vested or expected to vest at December 28, 2007	2,976,960	$19.04	6.8	$11,864

Exercisable at December 28, 2007	2,222,099	$18.06	7.0	$11,329

(1)
The aggregate intrinsic value represents the amount by which the fair value of the underlying stock at period end exceeds the stock option exercise price.

        The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all stock options exercised during 2007, 2006 and 2005 was $0.3 million, $0.7 million and $0.6 million, respectively. Proceeds from stock options exercised during 2007, 2006 and 2005 was $0.6 million, $1.0 million and $1.7 million, respectively. As of December 28, 2007, there was $4.1 million of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 2.8 years.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

13. SHARE-BASED COMPENSATION (Continued)

Restricted Stock, Restricted Stock Units and Deferred Stock Units

        Shares of restricted stock granted under the 2004 Plan to executives, employees and non-employee directors do not have an exercise price. The share-based compensation expense associated with the restricted stock is based on the quoted market price of the Company's shares of common stock on the date of grant. The restricted stock awards for executives vest either on an accelerated basis in one-third installments over three years provided that certain pre-established annual percentage increases in the Company's earnings per share are attained or on the seventh anniversary of the date of grant. One half of the restricted stock awards granted to employees vest evenly over three years and one half vest evenly over five years. The restricted stock awards for non-employee directors vest evenly over two years or at the end of three years, depending on the grant.

        RSUs granted under the 2004 Plan to management do not have an exercise price. The share-based compensation expense associated with the RSUs is based on the quoted market price of the Company's shares of common stock on the date of grant. Depending on the grant, (1) one half of the RSUs vest on an accelerated basis in two installments over two years provided that certain pre-established annual percentage increases in the Company's earnings per share are attained and one half vest evenly over three years; or (2) one half of the RSUs vest on the second grant date anniversary if certain earnings before interest, taxes, depreciation and amortization ("EBITDA") targets are met and one half vest on the third grant date anniversary if certain EBITDA targets are met; or (3) one half of the RSUs vest evenly over three years and one half vest evenly over five years.

        DSUs granted under the 2004 Plan to non-employee directors do not have an exercise price. The share-based compensation expense associated with the DSUs is based on the quoted market price of the Company's shares of common stock on the date of grant. DSUs vest on the grant date or evenly over the non-employee directors' current service term; depending on the grant. All DSUs are to be settled in shares of the Company's common stock upon termination of the non-employee directors' service or one year after termination of the non-employee directors' service; depending on the grant.

        Prior to the adoption of FAS 123R on December 31,2005, unearned stock compensation was recorded as deferred compensation within stockholders' equity at the date of the award based on the quoted market price of the Company's common stock on the date of grant and amortized to expense using the straight-line method from the grant date through the vesting date. Upon adoption of FAS 123R, the $1.9 million of deferred compensation as of December 30, 2005 was required to be charged against additional paid-in capital.

        A summary status of restricted stock, RSUs and DSUs as of December 28, 2007, and changes during the year then ended is presented below:

	Restricted Stock		Restricted Share Units		Deferred Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 29, 2006	132,335	$16.39	196,595	$23.35	12,924	$25.17
Granted	4,600	22.27	186,479	21.02	14,359	23.13
Vested	(54,770)	15.00	—	—	—	—
Forfeited	(2,683)	15.00	(13,822)	22.16	—	—

Outstanding at December 28, 2007	79,482	$17.73	369,252	$22.22	27,283	$24.10

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

13. SHARE-BASED COMPENSATION (Continued)

        The total fair value of restricted stock vested during 2007 and 2006 was $1.1 million and $1.6 million, respectively. No restricted stock vested during 2005. As of December 28, 2007, there was $2.4 million of total unrecognized compensation cost related to unvested restricted stock, RSUs and DSUs. The cost is expected to be recognized over a weighted-average period of 1.5 years.

14. EMPLOYEE BENEFIT PLANS

401(k) Plan

        The Company has qualified profit sharing plans under Section 401(k) of the Internal Revenue Code. Pursuant to the 401(k) plan, the Company matches employee contributions at a rate of 50% of the first 5% up to the statutory maximum of $5,500 per employee. Company contributions to the 401(k) plan were $2.1 million, $1.6 million and $1.2 million for 2007, 2006 and 2005, respectively.

Supplemental Executive Retirement Plan

        As a result of the AmSan acquisition, the Company has a supplemental executive retirement plan ("AmSan SERP"). The AmSan SERP is a nonqualified plan that covers three AmSan employees. Upon adoption of FAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), ("FAS 158") the Company decreased the liability associated with the AmSan SERP as of December 29, 2006 by $0.1 million and recorded the unrecognized gain in accumulated other comprehensive income. The projected benefit obligation for the AmSan SERP as of December 28, 2007 and December 29, 2006 was $0.6 million and $0.4 million, respectively, and is included in other liabilities on the Company's consolidated balance sheet. The Company does not fund this liability and no assets are held by the AmSan SERP. The accumulated benefit obligation for the AmSan SERP as of December 28, 2007 and December 29, 2006 was $0.6 million and $0.4 million, respectively.

        The reconciliation of the projected benefit obligation for the AmSan SERP is as follows (in thousands):

	Year Ended December 28, 2007	Period from July 3, 2006 to December 29, 2006
Beginning projected benefit obligation	$435	$402
Service cost	28	22
Interest cost	28	11
Prior service cost	126	—
Cash benefits paid	(47)	—

Ending projected benefit obligation	$570	$435

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

14. EMPLOYEE BENEFIT PLANS (Continued)

        The components of net periodic benefit cost are as follows (in thousands):

	Year Ended December 28, 2007	Period from July 3, 2006 to December 29, 2006
Service cost	$28	$22
Interest cost	28	11
Gain recognized	(31)	(15)
Prior service cost	33	4

Net periodic benefit cost	$58	$22

        The weighted-average assumptions used to determine the projected benefit obligation and the net periodic benefit cost are as follows:

	December 28, 2007	December 29, 2006
Discount rate	5.5%	5.5%
Rate of compensation increase	0.0%	0.0%

        The following benefit payments are expected to be paid under the AmSan SERP (in thousands):

Fiscal Year
2008	$80
2009	80
2010	80
2011	80
2012	80
Thereafter	351

$751

        The Company has one whole-life insurance policy for each AmSan employee covered by the AmSan SERP. The cash surrender value of these policies as of December 28, 2007 and December 29, 2006 was $0.6 million and $0.5 million, respectively, and is included in other assets on the Company's consolidated balance sheet.

Deferred Compensation Plan

        As a result of the AmSan acquisition, the Company has a nonqualified deferred compensation plan ("AmSan DCP"). Contributions and interest expense for the AmSan DCP for 2007 and for the period from July 3, 2006 to December 29, 2006 were immaterial. Payments under the AmSan DCP were $0.2 million during 2007. There were no payments during the period from July 3, 2006 to December 29, 2006. The liability for the AmSan DCP as of December 28, 2007 and December 29, 2006 was $0.2 million and $0.4 million, respectively, and is included in other liabilities on the Company's consolidated balance sheet. The Company does not fund this liability and no assets are held by the AmSan DCP.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

14. EMPLOYEE BENEFIT PLANS (Continued)

        The following benefit payments, including interest and estimated future contributions, are expected to be paid under the AmSan DCP (in thousands):

Fiscal Year
2008	$27
2009	27
2010	27
2011	27
2012	27
Thereafter	132

$267

15. COMMITMENTS AND CONTINGENCIES

Lease Commitments

        The Company leases its facilities under operating and capital leases expiring at various dates through 2016. Minimum future rental payments under these operating and capital leases as of December 28, 2007 are as follows (in thousands):

Fiscal Year	Operating	Capital
2008	$18,520	$285
2009	12,454	279
2010	8,387	233
2011	5,263	4
2012	3,277	—
Thereafter	3,606	—

Total payments	$51,507	801

Less: Amount representing interest		(119)

Present value of minimum lease payments		682
Less: Current portion		(218)

		$464

        In connection with the Copperfield acquisition, the Company leases an office building from an entity in which an employee and his family hold an ownership interest in the property. This lease was amended in November 2005 and will expire on November 30, 2010, with an option to extend for one additional five year term. Minimum annual rent payable under this lease is $0.2 million, plus all real estate taxes and assessments, and all operating costs related to the building. The total rent expense for this lease was $0.2 million and $0.2 million for 2007 and 2006, respectively, and $0.1 million from the period from July 7, 2005 to December 30, 2005. The Company believes that the terms of the lease are no less favorable to it than could be obtained from an unaffiliated party.

        In connection with the AmSan acquisition, the Company leases six properties from entities in which employees and their families hold an ownership interest. One of these leases expires on October 31, 2008, two of these leases expire on December 31, 2008 and the remaining three leases

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

15. COMMITMENTS AND CONTINGENCIES (Continued)

expire on January 31, 2009, March 25, 2009 and December 31, 2009, respectively. Minimum annual rent payable under these leases is $1.3 million, including all real estate taxes and assessments, plus all operating costs related to the properties. The total rent expense for these leases was $1.3 million for 2007 and $0.6 million for the period from July 3, 2006 to December 29, 2006. The Company believes that the terms of these leases are no less favorable to it than could be obtained from unaffiliated parties.

        Rent expense under all operating leases was $32.4 million, $25.1 million, and $19.1 million for 2007, 2006 and 2005, respectively. Certain of the leases provide that the Company pays taxes, insurance and other operating expenses applicable to the leased premises.

Employment Agreement

        The Company has employment agreements with certain officers of various dates through 2009, unless terminated earlier by the Company, at combined salaries of $5.7 million, plus bonuses and subject to adjustments.

Contingent Liabilities

        As of December 28, 2007 and December 29, 2006, the Company was contingently liable for unused letters of credit aggregating $12.1 million and $13.9 million, respectively.

Legal Proceedings

        The Company is involved in various legal proceedings in the ordinary course of its business that are not anticipated to have a material adverse effect on the Company's results of operations or financial position.

16. INTEREST AND OTHER INCOME

        Interest and other income consisted of the following during 2007, 2006 and 2005 (in thousands):

	Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Interest income	$2,007	$591	$236
Other income	1,244	606	639

	$3,251	$1,197	$875

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

17. INCOME TAXES

        The provision for income taxes for 2007, 2006 and 2005, was as follows (in thousands):

	Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Current:
Federal	$26,654	$18,726	$17,686
State	4,946	2,778	2,662
Foreign	344	190	351

	31,944	21,694	20,699
Deferred:
Federal	504	(2,028)	(2,371)
State	15	(234)	4
Foreign	(3)	63	3

	516	(2,199)	(2,364)

	$32,460	$19,495	$18,335

        The components of income before income taxes were as follows (in thousands):

	Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
United States	$82,490	$49,908	$45,984
Foreign	932	772	1,150

Total	$83,422	$50,680	$47,134

        The reconciliation of the provision for income taxes at the federal statutory tax rate to the provision for income taxes is as follows:

	Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Federal statutory tax rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	4.00	3.10	3.68
Non-deductible expenses	0.36	0.56	1.02
Tax exempt interest	(0.28)	—	—
Foreign income taxes	0.02	(0.03)	—
Other	(0.19)	(0.16)	(0.81)

	38.91%	38.47%	38.89%

        Deferred income taxes result primarily from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes. The components of the Company's deferred

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

17. INCOME TAXES (Continued)

tax assets and liabilities as of December 28, 2007 and December 29, 2006 consist of the following (in thousands):

	December 28, 2007	December 29, 2006
Deferred tax assets:
Inventory	$5,110	$5,333
Bad debt reserves	2,894	3,976
Closing costs accrual	1,685	2,137
Vacation accrual	984	539
Vendor discounts	2,062	1,628
Other	7,561	6,362

Total deferred tax assets	20,296	19,975
Deferred tax liabilities:
Identifiable intangibles	(35,727)	(34,352)
Depreciation	(1,591)	(1,722)
Other	(970)	(879)

Total deferred tax liabilities	(38,288)	(36,953)

Net deferred tax liabilities	$(17,992)	$(16,978)

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

        Effective December 30, 2006, the Company adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes, ("FAS 109"). FIN 48 clarifies the application of FAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.

        As a result of the adoption of FIN 48, the Company recognized an increase of $0.8 million, in the liability for unrecognized tax benefits, including penalties and interest, net of tax, which was accounted for as an increase to the December 30, 2006 balance of accumulated deficit. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company's liability for unrecognized tax benefits totaled $1.4 million, including penalties and interest, net of tax. Of this $1.4 million, $1.0 million, net of tax, represented the amount of unrecognized tax benefits that, if

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

17. INCOME TAXES (Continued)

recognized, would favorably affect the effective income tax rate. A reconciliation of the gross beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 30, 2006	$1,478
Additions for tax positions taken during prior years	307

Balance at December 28, 2007	$1,785

        The Company does not anticipate that total unrecognized tax benefits will significantly change prior to December 26, 2008.

        The Company recognizes potential accrued penalties and accrued interest related to unrecognized tax benefits within its statements of earnings as selling, general and administrative expenses and interest expense, respectively. In conjunction with the adoption of FIN 48, the Company accrued $0.4 million of penalties and interest at December 30, 2006 which is included as a component of the $1.4 million liability for unrecognized tax benefits noted above. During 2007, the Company recognized $0.1 million in potential penalties and interest associated with uncertain tax positions. As of December 28, 2007, the Company had $0.5 million accrued for the potential payment of penalties and interest associated with uncertain tax positions, net of tax. To the extent penalties and interest are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of selling, general and administrative expenses and interest expense, respectively.

18. GUARANTOR SUBSIDIARIES

        In June 2006, Interline New Jersey (the "Subsidiary Issuer") issued $200.0 million of 8 1/8% senior subordinated notes due 2014 and entered into a $330.0 million bank credit facility (see Note 10. Debt). The 8 1/8% senior subordinated notes and the bank credit facility are fully and unconditionally guaranteed, jointly and severally, on a subordinated basis by the Company (the "Parent Company") and all of Interline New Jersey's 100% owned domestic subsidiaries: Wilmar Holdings, Inc., Wilmar Financial, Inc., Glenwood Acquisition LLC and AmSan LLC (the "Guarantor Subsidiaries"). The guarantees by the subsidiary guarantors are senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior subordinated indebtedness and subordinated to any of their existing and future senior indebtedness.

        The Company is a holding company whose only asset is the stock of its subsidiaries. The Company conducts virtually all of its business operations through Interline New Jersey. Accordingly, the Company's only material sources of cash are dividends and distributions with respect to its ownership interests in Interline New Jersey that are derived from the earnings and cash flow generated by Interline New Jersey.

        The following tables set forth, on a condensed consolidating basis, the balance sheets, statements of operations and statements of cash flows for the Parent Company, Subsidiary Issuer and Guarantor Subsidiaries for all financial statement periods presented in the Company's consolidated financial statements. The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the following tables do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

18. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 28, 2007

(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$7,564	$18	$(2,607)	$4,975
Short-term investments	—	48,540	—	—	48,540
Accounts receivable—trade	—	127,482	27,089	—	154,571
Inventory	—	172,431	18,543	—	190,974
Intercompany receivable	—	—	113,867	(113,867)	—
Other current assets	—	34,612	4,411	—	39,023

Total current assets	—	390,629	163,928	(116,474)	438,083
Property and equipment, net	—	34,188	2,943	—	37,131
Goodwill	—	247,198	66,264	—	313,462
Other intangible assets, net	—	95,403	41,331	—	136,734
Investment in subsidiaries	377,414	260,200	—	(637,614)	—
Other assets	—	1,710	9,714	—	11,424

Total assets	$377,414	$1,029,328	$284,180	$(754,088)	$936,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$49,770	$12,996	$(2,607)	$60,159
Accrued expenses and other current liabilities	—	37,281	6,905	—	44,186
Intercompany payable	—	113,867	—	(113,867)	—
Debt and capital lease—short-term	—	2,508	10	—	2,518

Total current liabilities	—	203,426	19,911	(116,474)	106,863
Long-Term Liabilities:
Term debt and capital lease—long-term	—	413,465	3,289	—	416,754
Other liabilities	—	35,023	780	—	35,803

Total liabilities	—	651,914	23,980	(116,474)	559,420
Senior preferred stock	—	575,571	—	(575,571)	—
Stockholders' equity (deficit)	377,414	(198,157)	260,200	(62,043)	377,414

Total liabilities and stockholders' equity	$377,414	$1,029,328	$284,180	$(754,088)	$936,834

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

18. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 29, 2006

(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$8,783	$15	$(1,946)	$6,852
Accounts receivable—trade	—	119,118	23,783	—	142,901
Inventory	—	183,023	18,639	—	201,662
Intercompany receivable	—	—	103,564	(103,564)	—
Other current assets	—	35,385	5,351	—	40,736

Total current assets	—	346,309	151,352	(105,510)	392,151
Property and equipment, net	—	29,164	2,590	—	31,754
Goodwill	—	248,074	65,003	—	313,077
Other intangible assets, net	—	100,596	42,844	—	143,440
Investment in subsidiaries	320,679	176,523	—	(497,202)	—
Other assets	—	6,186	8,570	(4,609)	10,147

Total assets	$320,679	$906,852	$270,359	$(607,321)	$890,569

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$53,976	$15,463	$(1,946)	$67,493
Accrued expenses and other current liabilities	—	31,181	13,543	—	44,724
Intercompany payable	—	52,060	—	(52,060)	—
Debt and capital lease—short-term	—	2,594	129	—	2,723

Total current liabilities	—	139,811	29,135	(54,006)	114,940
Long-Term Liabilities:
Term debt and capital lease—long-term	—	415,838	3,495	—	419,333
Other liabilities	—	34,799	818	—	35,617

Total liabilities	—	590,448	33,448	(54,006)	569,890
Senior preferred stock	—	501,763	—	(501,763)	—
Stockholders' equity (deficit)	320,679	(185,359)	236,911	(51,552)	320,679

Total liabilities and stockholders' equity	$320,679	$906,852	$270,359	$(607,321)	$890,569

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

18. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 28, 2007

(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$974,430	$264,597	$—	$1,239,027
Cost of sales	—	602,115	163,022	—	765,137

Gross profit	—	372,315	101,575	—	473,890
Operating Expenses:
Selling, general and administrative expenses	—	286,833	58,464	—	345,297
Depreciation and amortization	—	11,857	2,642	—	14,499
Equity earnings of subsidiaries	(83,422)	(21,632)	—	105,054	—

Total operating expense	(83,422)	277,058	61,106	105,054	359,796

Operating income	83,422	95,257	40,469	(105,054)	114,094
Interest and other (expense) income, net	—	(24,423)	(5,013)	(1,236)	(30,672)

Income before income taxes	83,422	70,834	35,456	(106,290)	83,422
Income tax provision	32,460	19,872	12,588	(32,460)	32,460

Net income	50,962	50,962	22,868	(73,830)	50,962
Preferred stock dividends	—	(73,808)	—	73,808	—

Net income (loss) attributable to common stockholders	$50,962	$(22,846)	$22,868	$(22)	$50,962

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

18. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 29, 2006

(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$937,818	$129,752	$—	$1,067,570
Cost of sales	—	579,020	79,678	—	658,698

Gross profit	—	358,798	50,074	—	408,872
Operating Expenses:
Selling, general and administrative expenses	—	255,448	37,304	—	292,752
Depreciation and amortization	—	13,075	1,352	—	14,427
Equity earnings of subsidiaries	(50,680)	(16,790)	—	67,470	—

Total operating expense	(50,680)	251,733	38,656	67,470	307,179

Operating income	50,680	107,065	11,418	(67,470)	101,693
Loss on extinguishment of debt	—	(20,843)	—	—	(20,843)
Interest and other (expense) income, net	—	(44,945)	15,381	(606)	(30,170)

Income before income taxes	50,680	41,277	26,799	(68,076)	50,680
Income tax provision	19,495	10,092	9,403	(19,495)	19,495

Net income	31,185	31,185	17,396	(48,581)	31,185
Preferred stock dividends	—	(64,343)	—	64,343	—

Net income (loss) attributable to common stockholders	$31,185	$(33,158)	$17,396	$15,762	$31,185

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

18. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 30, 2005

(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$817,678	$34,250	$—	$851,928
Cost of sales	—	507,785	18,549	—	526,334

Gross profit	—	309,893	15,701	—	325,594
Operating Expenses:
Selling, general and administrative expenses	932	221,620	7,975	—	230,527
Depreciation and amortization	—	12,830	219	—	13,049
Equity earnings of subsidiaries	(48,066)	(14,492)	—	62,558	—

Total operating expense	(47,134)	219,958	8,194	62,558	243,576

Operating income	47,134	89,935	7,507	(62,558)	82,018
Loss on extinguishment of debt	—	(10,340)	—	—	(10,340)
Interest and other (expense) income, net	—	(39,934)	16,029	(639)	(24,544)

Income before income taxes	47,134	39,661	23,536	(63,197)	47,134
Income tax provision	18,335	9,930	8,405	(18,335)	18,335

Net income	28,799	29,731	15,131	(44,862)	28,799
Preferred stock dividends	—	(56,092)	—	56,092	—

Net income (loss) attributable to common stockholders	$28,799	$(26,361)	$15,131	$11,230	$28,799

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

18. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 28, 2007

(in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$59,384	$(993)	$(661)	$57,730
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(13,475)	(1,431)	—	(14,906)
Purchase of short-term investments	—	(168,962)	—	—	(168,962)
Proceeds from sales and maturities of short-term investments	—	120,422	—	—	120,422
Purchase of businesses, net of cash acquired	—	(3,517)	209	2,543	(765)

Net cash (used in) provided by investing activities	—	(65,532)	(1,222)	2,543	(64,211)
Cash Flows from Financing Activities:
Repayment of debt and capital lease obligations	—	(2,595)	(325)	—	(2,920)
Payment of debt issuance costs	—	(34)	—	—	(34)
Other	—	7,395	2,543	(2,543)	7,395

Net cash provided by (used in) financing activities	—	4,766	2,218	(2,543)	4,441
Effect of exchange rate changes on cash and cash equivalents	—	163	—	—	163

Net increase (decrease) in cash and cash equivalents	—	(1,219)	3	(661)	(1,877)
Cash and cash equivalents at beginning of period	—	8,783	15	(1,946)	6,852

Cash and cash equivalents at end of period	$—	$7,564	$18	$(2,607)	$4,975

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

18. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 29, 2006

(in thousands)

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

18. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 30, 2005

(in thousands)

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a summary of our quarterly results of operations for 2007 and 2006 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2007
Net sales	$295,403	$313,247	$330,193	$300,184
Gross profit	112,294	117,967	125,428	118,201
Net income	9,440	11,975	15,988	13,559
Earnings Per Share:
Basic	$0.29	$0.37	$0.50	$0.42
Diluted	$0.29	$0.37	$0.49	$0.41
2006
Net sales	$224,674	$235,409	$314,182	$293,305
Gross profit	85,708	89,496	120,083	113,585
Net income (loss)(2)	8,441	(2,865)	14,219	11,390
Earnings (Loss) Per Share:
Basic(1)	$0.26	$(0.09)	$0.44	$0.35
Diluted	$0.26	$(0.09)	$0.43	$0.35

(1)
Earnings per common share for each quarter is computed using the weighted-average number of shares outstanding during that quarter while earnings per common share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters' earnings per common share may not equal the full-year earnings per common share.

(2)
During the second quarter of 2006, the Company recorded a $20.7 million loss on extinguishment of debt, consisting of the write-off of deferred financing costs of $7.0 million and the premium of $13.7 million on the $130.0 million redemption of the 11 1/2% senior subordinated notes, using proceeds from the issuance of $198.6 million of 8 1/8% senior subordinated notes, net of discount.

20. SUBSEQUENT EVENT

        All of the auction rate securities and variable rate demand notes the Company held as of December 28, 2007 were sold subsequent to December 28, 2007. However, recent uncertainties in the credit markets have prevented the Company, and other investors, from liquidating some of its holdings in auction rate securities. In February 2008, auctions failed for $6.0 million of the Company's auction rate securities that were acquired subsequent to December 28, 2007. As of February 22, 2008, the Company had liquidated all of its auction rate securities and variable rate demand notes except $10.0 million in auction rate securities, including $4.0 million of the failed auctions. There is no assurance that currently successful auctions on the other auction rate securities in its investment portfolio will continue to succeed and as a result its ability to liquidate its investment and fully recover the carrying value of its investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. All of the Company's auction rate securities and variable rate demand notes, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may in the future be required to record an impairment charge on these investments. The Company believes it will be able to liquidate its investments without significant loss within the next year, and the Company currently believes these securities are not significantly impaired as they are collateralized by the bonds and credit rating of the underlying issuer and insured against loss of principal and interest by bond insurers with AAA ratings. However, it could take until the final maturity of the underlying notes (over 30 years) to realize the Company's investments' recorded value. Based on the Company's expected operating cash flows, and its other sources of cash, it does not anticipate the potential lack of liquidity on these investments will affect its ability to execute its current business plan.

QuickLinks

PART I
  ITEM 1. Business
  ITEM 1A. Risk Factors
  ITEM 1B. Unresolved Staff Comments
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 9A. Controls and Procedures
  ITEM 9B. Other Information
PART III
  ITEM 10. Directors, Executive Officers and Corporate Governance
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions, and Director Independence
  ITEM 14. Principal Accounting Fees and Services
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules
  ITEM 16. Signatures
EXHIBIT INDEX
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INTERLINE BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 28, 2007 AND DECEMBER 29, 2006 (in thousands, except share and per share data)
INTERLINE BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005 (in thousands, except share and per share data)
INTERLINE BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005 (in thousands, except share data)
INTERLINE BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005 (in thousands)
INTERLINE BRANDS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005
CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 28, 2007 (in thousands)
CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 29, 2006 (in thousands)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 28, 2007 (in thousands)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 29, 2006 (in thousands)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 30, 2005 (in thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 28, 2007 (in thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 29, 2006 (in thousands)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 30, 2005 (in thousands)