Form 10-Q
period 2008-03-28
INTERLINE BRANDS, INC./DE
filed 2008-05-07
CIK 1292900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

or

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 5, 2008, there were 32,384,316 shares of the registrant’s common stock outstanding (excluding 81,393 shares held in treasury), par value $0.01.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF MARCH 28, 2008 AND DECEMBER 28, 2007

(in thousands, except share and per share data)

	March 28,	December 28,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$70,236	$4,975
Short-term investments	4,000	48,540
Accounts receivable - trade (net of allowance for doubtful accounts of $7,978 and $7,268)	152,072	154,571
Inventory	190,813	190,974
Prepaid expenses and other current assets	20,429	23,664
Deferred income taxes	15,920	15,359
Total current assets	453,470	438,083

Property and equipment, net	41,036	37,131
Goodwill	313,470	313,462
Other intangible assets, net	135,042	136,734
Other assets	9,559	11,424
Total assets	$952,577	$936,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$65,080	$60,159
Accrued expenses and other current liabilities	38,805	42,175
Accrued interest	4,952	838
Income taxes payable	2,982	1,173
Current portion of long-term debt	2,300	2,300
Capital lease - current	222	218
Total current liabilities	114,341	106,863

Long-Term Liabilities:
Deferred income taxes	34,426	33,351
Long-term debt, net of current portion	414,750	416,290
Capital lease - long term	407	464
Other liabilities	2,469	2,452
Total liabilities	566,393	559,420
Commitments and contingencies
Senior preferred stock; $0.01 par value, 20,000,000 shares authorized; no shares outstanding as of March 28, 2008 and December 28, 2007	—	—

Shareholders’ Equity:
Common stock; $0.01 par value, 100,000,000 authorized; 32,465,709 issued and 32,384,316 outstanding as of March 28, 2008 and 32,350,188 issued and 32,308,105 outstanding as of December 28, 2007	325	324
Additional paid-in capital	568,940	567,860
Accumulated deficit	(182,992)	(191,666)
Accumulated other comprehensive income	1,538	1,751
Treasury stock, at cost, 81,393 shares as of March 28, 2008 and 42,083 shares as of December 28, 2007	(1,627)	(855)
Total shareholders’ equity	386,184	377,414
Total liabilities and shareholders’ equity	$952,577	$936,834

See accompanying notes to condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

THREE MONTHS ENDED MARCH 28, 2008 AND MARCH 30, 2007

(in thousands, except share and per share data)

	Three Months Ended
	March 28,	March 30,
	2008	2007
Net sales	$289,146	$295,403
Cost of sales	179,096	183,109
Gross profit	110,050	112,294

Operating Expenses:
Selling, general and administrative expenses	85,013	85,305
Depreciation and amortization	3,879	3,551
Total operating expense	88,892	88,856
Operating income	21,158	23,438

Interest expense	(7,742)	(8,560)
Interest and other income	695	605
Income before income taxes	14,111	15,483
Income tax provision	5,437	6,043
Net income	$8,674	$9,440

Earnings Per Share:
Basic	$0.27	$0.29
Diluted	$0.27	$0.29

Weighted-Average Shares Outstanding:
Basic	32,327,187	32,217,839
Diluted	32,644,551	32,603,148

See accompanying notes to condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 28, 2008 AND MARCH 30, 2007

(in thousands)

	Three Months Ended
	March 28,	March 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$8,674	$9,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,993	3,761
Amortization of debt issuance costs	281	271
Amortization of discount on 8 1/8% senior subordinated notes	36	33
Share-based compensation	552	1,496
Excess tax benefits from share-based compensation	(24)	(158)
Deferred income taxes	396	(299)
Provision for doubtful accounts	1,077	824
Gain on disposal of property and equipment	—	(6)

Changes in assets and liabilities which provided (used) cash, net of business acquired:
Accounts receivable - trade	1,341	(10,570)
Inventory	67	6,301
Prepaid expenses and other current assets	3,231	6,177
Other assets	1,865	(270)
Accounts payable	4,943	11,544
Accrued expenses and other current liabilities	(3,284)	(2,475)
Accrued interest	4,114	1,606
Income taxes payable	1,830	2,715
Other liabilities	19	57
Net cash provided by operating activities	29,111	30,447

(Continued)

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)-Continued
THREE MONTHS ENDED MARCH 28, 2008 AND MARCH 30, 2007
(in thousands)

	Three Months Ended
	March 28,	March 30,
	2008	2007
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(6,500)	(3,517)
Purchase of short-term investments	(35,531)	—
Proceeds from sales and maturities of short-term investments	80,071	—
Purchase of businesses, net of cash acquired	(8)	(3)
Net cash provided by (used in) investing activities	38,032	(3,520)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	(841)	1,580
Repayment of term debt	(1,575)	(604)
Payment of debt issuance costs	—	(34)
Proceeds from stock options exercised	505	187
Excess tax benefits from share-based compensation	141	158
Payments on capital lease obligations	(53)	(129)
Net cash (used in) provided by financing activities	(1,823)	1,158
Effect of exchange rate changes on cash and cash equivalents	(59)	7
Net increase in cash and cash equivalents	65,261	28,092
Cash and cash equivalents at beginning of period	4,975	6,852
Cash and cash equivalents at end of period	$70,236	$34,944

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$3,706	$7,139
Income taxes, net of refunds	$2,990	$3,905

Schedule of Non-Cash Investing and Financing Activities:
Adjustments to liabilities assumed and goodwill on businesses acquired	$—	$154
Treasury stock acquired with accrued expenses and other current liabilities	$772	$317

See accompanying notes to condensed consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Interline have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007 filed with the SEC.

All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented have been recorded. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory and income taxes, reserves for self-insurance programs and valuation of goodwill. Actual results could differ from those estimates.

Prior Period Correction

Subsequent to the filing of the interim condensed consolidated financial statements for the three months ended March 30, 2007, the Company corrected its balance sheet and statement of cash flows presentation for certain activity under a purchase card agreement. Previously, payments under this agreement made by a third-party intermediary on the Company’s behalf and outstanding at the end of a reporting period, were classified as accounts payable in the balance sheet and related cash flows were classified as cash flows from operating activities in the statement of cash flows. The Company determined that the appropriate accounting treatment was to present outstanding amounts as accrued expenses and other liabilities on its balance sheet and as cash flows from financing activities, net of payments to the third-party intermediary. As a result, the Company has corrected the condensed consolidated statement of cash flows for the three months ended March 30, 2007 to properly present these activities. The Company does not believe this constitutes a material misstatement to the condensed consolidated statement of cash flows for the three months ended March 30, 2007.

The corrections made to the interim condensed consolidated statement of cash flows for the three months ended March 30, 2007 are as follows (in thousands):

	As Reported	Adjustment	As Corrected
Net change in accounts payable	$13,124	$(1,580)	$11,544
Net cash provided by operating activities	$32,027	$(1,580)	$30,447
Increase in purchase card payable, net	$—	$1,580	$1,580
Net cash (used) provided by financing activities	$(422)	$1,580	$1,158

Segment Information

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has two operating segments: Interline Brands and AmSan. These segments are aggregated into one reportable segment, the distribution of MRO products, because they possess similar economic characteristics and have common products, customers and methods of distribution. During 2007 and 2008, the Company has and will continue to undertake significant integration activities to consolidate AmSan’s operations onto the Company’s information systems platform.

Our net sales for the three months ended March 28, 2008 and March 30, 2007 by product category were as follows (in thousands):

	Three Months Ended
	March 28,	March 30,
Product Category	2008	2007
Plumbing	$89,636	$96,006
Janitorial and sanitary	69,106	67,647
Electrical and lighting	28,915	32,199
Heating, ventilation and air conditioning	23,682	24,541
Security	15,903	15,066
Appliances and parts	15,614	15,361
Hardware and tools	13,012	12,998
Other	33,278	31,585
Total	$289,146	$295,403

Recently Adopted Accounting Standards

Effective December 29, 2007, the Company adopted FASB Statement No. 157, Fair Value Measurements, (“FAS 157”) as amended by FASB Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, (“FSP 157-1”) and FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”). FAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” FAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1	quoted prices in active markets for identical assets or liabilities;
Level 2	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3	unobservable inputs, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of our assets required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of March 28, 2008 (in thousands):

	Significant Unobservable Inputs (Level 3)	Fair Value at March 28, 2008
Auction rate securities(1)	$4,000	$4,000
Total	$4,000	$4,000

(1)          The fair values of auction rate securities held by the Company have been estimated based on various factors, including the strong credit quality of the auction rate securities, rate of interest received since failed auctions began, yields of securities similar to the underlying auction rate securities, limited input from the issuers and broker-dealers, and the Company’s ability and intent to hold these securities until an orderly market returns or develops. The securities have been classified within level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading in the securities. The valuation may be revised in future periods as market conditions evolve. See Note 2. Short-Term Investments.

The table below includes a rollforward of the Company’s investments in auction rate securities from December 28, 2007 to March 28, 2008 and a reclassification of these investments from level 1 to level 3 in the valuation hierarchy (in thousands):

	Quoted Prices in Active (Level 1)	Significant Unobservable Inputs (Level 3)
Fair value at December 28, 2007	$48,540	$—
Purchase	35,531	—
Sales	(78,071)	(2,000)
Transfers (out) in	(6,000)	6,000
Fair value at March 28, 2008	$—	$4,000

The adoption of FAS 157 did not have any impact on the Company’s financial position, results of operations and cash flows.

FSP 157-1 amends FAS 157 to exclude from the scope of FAS 157 certain leasing transactions accounted for under FASB Statement No. 13, Accounting for Leases. The adoption of FAS 157 on the Company’s leasing transactions did not have a material impact on the Company’s financial position, results of operations and cash flows and did not result in additional disclosures.

FSP 157-2 amends FAS 157 to defer the effective date of FAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact the provisions of FAS 157 will have on its non-financial assets and non-financial liabilities since the application of FAS 157 for such items was deferred.

Effective December 29, 2007, the Company adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of FAS 159 did not have any impact on the Company’s financial position, results of operations and cash flows since the Company did not elect to apply the fair value option for any of its eligible financial instruments or other items as of the December 29, 2007 effective date.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for financial statements issued for fiscal years and interim period beginning after November 15, 2008 with early application encouraged. The Company is currently evaluating the impact the provisions of FAS 161 will have on its financial position, results of operations and cash flows.

2.             SHORT-TERM INVESTMENTS

Short-term investments include primarily investments in auction rate securities, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. The interest rates on these securities are typically reset to market prevailing rates every 35 days or less, and in some cases every 7 days or less. Short-term investments are recorded at fair value based on current market rates and are classified as available-for-sale. Changes in the fair value, if any, are included in accumulated other comprehensive income, net of applicable taxes.

Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of the Company’s investment in these securities, they have been classified as current assets. The Company believes, based on discussions with the issuers and related public announcements made by certain issuers of their intent to refinance the underlying securities, that these investment securities are short-term in nature and as such are classified as short-term investments.

Recent uncertainties in the credit markets have prevented the Company, and other investors, from liquidating some of its holdings in auction rate securities. There is no assurance that currently successful auctions on the other auction rate securities in its investment portfolio will continue to succeed and as a result its ability to liquidate its investment and fully recover the carrying value of its investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. All of the Company’s auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may in the future be required to record an impairment charge on these investments. Based upon various observable market data, the Company believes it will be able to liquidate its investments within the next year, and the Company currently believes these securities are not impaired as they are collateralized by the bonds and credit rating of the underlying issuer and insured against loss of principal and interest by bond insurers with AAA ratings. However, it could take until the final maturity of the underlying notes (over 30 years) to realize the Company’s investments’ recorded value. Based on the Company’s expected operating cash flows, and its other sources of cash, it does not anticipate the potential lack of liquidity on these investments will affect its ability to execute its current business plan.

3.             ACQUISITION ACCRUALS

The following table summarizes the changes to accruals assumed in connection with the Company’s business combinations (in thousands):

	Employee Severance and Relocation	Facility Closing and Other Costs	Total
Balance at December 28, 2007	$268	$4,177	$4,445
Payments	(48)	(153)	(201)
Balance at March 28, 2008	$220	$4,024	$4,244

4.             EARNINGS PER  SHARE

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

The following summarizes the shares of common stock used to calculate earnings per share including the potentially dilutive impact of stock options, restricted stock, restricted share units and deferred stock units, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares:

	Three Months Ended
	March 28,	March 30,
	2008	2007
Weighted average shares outstanding - basic Dilutive shares resulting from:	32,327,187	32,217,839
Stock options	211,076	312,170
Restricted stock	4,264	27,778
Restricted share units	77,166	44,516
Deferred stock units	24,858	845
Weighted average shares outstanding - diluted	32,644,551	32,603,148

During the three months ended March 28, 2008 and March 30, 2007, stock options to purchase 1,768,656 shares and 668,665 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive.

5.             COMPREHENSIVE INCOME

Comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The components of comprehensive income for the three months ended March 28, 2008 and March 30, 2007 are as follows (in thousands):

	Three Months Ended
	March 28,	March 30,
	2008	2007
Net income	$8,674	$9,440
Other comprehensive income (loss):
Amortization of unrecognized gain on employee benefits	3	(77)
Foreign currency translation	(216)	39
Total comprehensive income	$8,461	$9,402

6.             SHARE-BASED COMPENSATION

During the three months ended March 28, 2008 and March 30, 2007, share-based compensation expense was $0.6 million and $1.5 million, respectively. As of March 28, 2008, there was $7.6 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. The expense is expected to be recognized over a weighted-average period of 2.8 years.

During the three months ended March 28, 2008 and March 30, 2007, the Company granted 396,774 and 402,851 stock options, respectively, with a weighted-average grant date fair value of $6.74 and $6.78, respectively. As permitted by FASB Statement No. 123 (revised 2004), Share-Based Compensation, (“FAS 123R”) the fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility is based on historical performance of the Company’s stock. The Company also uses historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The Black-Scholes weighted-average assumptions were as follows:

	Three Months Ended
	March 28,	March 30,
	2008	2007
Expected volatility	33.4%	27.0%
Expected dividends	0.0%	0.0%
Risk-free interest rate	2.9%	4.5%
Expected life (in years)	5.0	5.0

Stock options exercised during the three months ended March 28, 2008 and March 30, 2007 were 33,645 and 12,461, respectively, with an intrinsic value of $0.1 million and $0.1 million, respectively.

A summary status of restricted stock, restricted share units and deferred stock units as of March 28, 2008, and changes during the year is presented below:

	Restricted Stock		Restricted Share Units		Deferred Stock Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at December 28, 2007	79,482	$17.73	369,252	$22.22	27,283	$24.10
Granted	—	—	186,759	19.63	1,158	18.33
Vested	(52,082)	15.00	(81,876)	23.32	—	—
Forfeited	—	—	(1,594)	23.32	—	—
Outstanding at March 28, 2008	27,400	$22.92	472,541	$21.00	28,441	$23.86

During the three months ended March 28, 2008 and March 30, 2007, 52,082 and 54,770 shares of restricted stock vested, respectively. The total fair value of restricted stock vested during the three months ended March 28, 2008 and March 30, 2007 was $1.0 million and $1.1 million, respectively. During the three months ended March 28, 2008, 81,876 shares of restricted share units vested. The total fair value of restricted share units vested during the three months ended March 28, 2008 was $1.6 million. No restricted share units vested during the three months ended March 30, 2007.

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

The Company is a holding company whose only asset is the stock of its subsidiaries. The Company conducts virtually all of its business operations through Interline New Jersey. Accordingly, the Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in Interline New Jersey that are derived from the earnings and cash flow generated by Interline New Jersey. Through March 28, 2008, no dividends have been paid.

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

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF MARCH 28, 2008

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$71,292	$33	$(1,089)	$70,236
Short-term investments	—	4,000	—	—	4,000
Accounts receivable - trade	—	125,435	26,637	—	152,072
Inventory	—	170,558	20,255	—	190,813
Intercompany receivable	—	—	114,586	(114,586)	—
Other current assets	—	34,279	2,070	—	36,349
Total current assets	—	405,564	163,581	(115,675)	453,470

Property and equipment, net	—	38,130	2,906	—	41,036
Goodwill	—	247,206	66,264	—	313,470
Other intangible assets, net	—	94,089	40,953	—	135,042
Investment in subsidiaries	386,184	264,787	—	(650,971)	—
Other assets	—	1,739	7,820	—	9,559
Total assets	$386,184	$1,051,515	$281,524	$(766,646)	$952,577

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$58,370	$7,799	$(1,089)	$65,080
Accrued expenses and other current liabilities	—	40,864	5,875	—	46,739
Intercompany payable	—	114,586	—	(114,586)	—
Debt and capital lease - short-term	—	2,514	8	—	2,522
Total current liabilities	—	216,334	13,682	(115,675)	114,341

Long-Term Liabilities:
Term debt and capital lease - long-term	—	412,870	2,287	—	415,157
Other liabilities	—	36,127	768	—	36,895
Total liabilities	—	665,331	16,737	(115,675)	566,393

Senior preferred stock	—	595,660	—	(595,660)	—

Shareholders’ equity (deficit)	386,184	(209,476)	264,787	(55,311)	386,184
Total liabilities and shareholders’ equity	$386,184	$1,051,515	$281,524	$(766,646)	$952,577

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF DECEMBER 28, 2007

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$7,564	$18	$(2,607)	$4,975
Short-term investments	—	48,540	—	—	48,540
Accounts receivable - trade	—	127,482	27,089	—	154,571
Inventory	—	172,431	18,543	—	190,974
Intercompany receivable	—	—	113,867	(113,867)	—
Other current assets	—	34,612	4,411	—	39,023
Total current assets	—	390,629	163,928	(116,474)	438,083

Property and equipment, net	—	34,188	2,943	—	37,131
Goodwill	—	247,198	66,264	—	313,462
Other intangible assets, net	—	95,403	41,331	—	136,734
Investment in subsidiaries	377,414	260,200	—	(637,614)	—
Other assets	—	1,710	9,714	—	11,424
Total assets	$377,414	$1,029,328	$284,180	$(754,088)	$936,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$49,770	$12,996	$(2,607)	$60,159
Accrued expenses and other current liabilities	—	37,281	6,905	—	44,186
Intercompany payable	—	113,867	—	(113,867)	—
Debt and capital lease - short-term	—	2,508	10	—	2,518
Total current liabilities	—	203,426	19,911	(116,474)	106,863

Long-Term Liabilities:
Term debt and capital lease - long-term	—	413,465	3,289	—	416,754
Other liabilities	—	35,023	780	—	35,803
Total liabilities	—	651,914	23,980	(116,474)	559,420

Senior preferred stock	—	575,571	—	(575,571)	—

Shareholders’ equity (deficit)	377,414	(198,157)	260,200	(62,043)	377,414
Total liabilities and shareholders’ equity	$377,414	$1,029,328	$284,180	$(754,088)	$936,834

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 28, 2008

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$224,576	$64,570	$—	$289,146
Cost of sales	—	139,169	39,927	—	179,096
Gross profit	—	85,407	24,643	—	110,050

Operating Expenses:
Selling, general and administrative expenses	—	70,644	14,369	—	85,013
Depreciation and amortization	—	3,216	663	—	3,879
Equity earnings of subsidiaries	(14,111)	(5,360)	—	19,471	—
Total operating expense	(14,111)	68,500	15,032	19,471	88,892
Operating income	14,111	16,907	9,611	(19,471)	21,158

Interest and other (expense) income, net	—	(5,860)	(904)	(283)	(7,047)
Income before income taxes	14,111	11,047	8,707	(19,754)	14,111
Income tax provision	5,437	2,373	3,064	(5,437)	5,437
Net income	8,674	8,674	5,643	(14,317)	8,674
Preferred stock dividends	—	(20,090)	—	20,090	—
Net income (loss) attributable to common stockholders	$8,674	$(11,416)	$5,643	$5,773	$8,674

(1)   The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 30, 2007

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$231,856	$63,547	$—	$295,403
Cost of sales	—	144,374	38,735	—	183,109
Gross profit	—	87,482	24,812	—	112,294

Operating Expenses:
Selling, general and administrative expenses	—	70,779	14,526	—	85,305
Depreciation and amortization	—	2,884	667	—	3,551
Equity earnings of subsidiaries	(15,483)	(4,988)	—	20,471	—
Total operating expense	(15,483)	68,675	15,193	20,471	88,856
Operating income	15,483	18,807	9,619	(20,471)	23,438

Interest and other (expense) income, net	—	(6,339)	(1,397)	(219)	(7,955)
Income before income taxes	15,483	12,468	8,222	(20,690)	15,483
Income tax provision	6,043	3,028	3,015	(6,043)	6,043
Net income	9,440	9,440	5,207	(14,647)	9,440
Preferred stock dividends	—	(17,513)	—	17,513	—
Net income (loss) attributable to common stockholders	$9,440	$(8,073)	$5,207	$2,866	$9,440

(1)   The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 28, 2008

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$—	$37,725	$(10,132)	$1,518	$29,111
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(6,252)	(248)	—	(6,500)
Purchase of short-term investments	—	(35,531)	—	—	(35,531)
Proceeds from sales and maturities of short-term investments	—	80,071	—	—	80,071
Purchase of businesses, net of cash acquired	—	—	(8)	—	(8)
Other	—	(10,407)	—	10,407	—
Net cash provided by (used in) investing activities	—	27,881	(256)	10,407	38,032
Cash Flows from Financing Activities:
Decrease in purchase card payable, net	—	(841)	—	—	(841)
Repayment of debt and capital lease obligations	—	(1,624)	(4)	—	(1,628)
Other	—	646	10,407	(10,407)	646
Net cash (used in) provided by financing activities	—	(1,819)	10,403	(10,407)	(1,823)
Effect of exchange rate changes on cash and cash equivalents	—	(59)	—	—	(59)
Net increase in cash and cash equivalents	—	63,728	15	1,518	65,261
Cash and cash equivalents at beginning of period	—	7,564	18	(2,607)	4,975
Cash and cash equivalents at end of period	$—	$71,292	$33	$(1,089)	$70,236

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 30, 2007

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash provided by operating activities	$—	$28,567	$1,110	$770	$30,447
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(3,210)	(307)	—	(3,517)
Purchase of businesses, net of cash acquired	—	767	209	(979)	(3)
Net cash used in investing activities	—	(2,443)	(98)	(979)	(3,520)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	1,580	—	—	1,580
Repayment of debt and capital lease obligations	—	(701)	(32)	—	(733)
Other	—	311	(979)	979	311
Net cash provided by (used in) financing activities	—	1,190	(1,011)	979	1,158
Effect of exchange rate changes on cash and cash equivalents	—	7	—	—	7
Net increase in cash and cash equivalents	—	27,321	1	770	28,092
Cash and cash equivalents at beginning of period	—	8,783	15	(1,946)	6,852
Cash and cash equivalents at end of period	$—	$36,104	$16	$(1,176)	$34,944

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “us” and “we” are to the Company. You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report, and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

•      economic slowdowns,

•      general market conditions,

•      consumer spending and debt levels,

•      adverse changes in trends in the home improvement and remodeling and home building markets,

•      the highly competitive nature of the maintenance, repair and operations distribution industry,

•      material facilities and systems disruptions and shutdowns,

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

•      weather conditions, and

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

Overview

We are a leading national distributor and direct marketer of maintenance, repair and operations (“MRO”) products. We stock over 85,000 plumbing, electrical, hardware, security, heating, ventilation and air conditioning (“HVAC”), janitorial and sanitary and other MRO products and sell to a diversified customer base made up of professional contractors, facilities maintenance professionals and specialty distributors. Our products are primarily used for the repair, maintenance, remodeling and refurbishment of properties and non-industrial facilities. We are able to realize high operating margins by focusing on repair, maintenance, remodeling and refurbishment customers, who generally make smaller, more frequent purchases and require high levels of service. Our diverse customer base includes facilities maintenance customers, which consist of multi-family housing facilities, educational institutions, lodging and health care facilities, government properties and building service contractors; professional contractors who are primarily involved in the repair, remodeling and construction of residential and non-industrial facilities; and specialty distributors, including plumbing and hardware retailers. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

We market and sell our products primarily through ten distinct and targeted brands, each of which is nationally recognized in the markets we serve for providing premium products at competitive prices with reliable same-day and/or next-day delivery. Our Wilmar, Sexauer, Maintenance USA and AmSan brands generally serve our facilities maintenance customers; our Barnett, U.S. Lock, Sun Star and Copperfield brands generally serve our professional contractor customers; and our Hardware Express and AF Lighting brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of over 660 field sales representatives and over 480 telesales and customer service representatives, a direct marketing program of approximately five million pieces annually, brand-specific websites and a national accounts sales program. We deliver our products through our network of 74 regional distribution centers, 39 professional contractor showrooms located throughout the United States and Canada, a national distribution center, or NDC, in Nashville, Tennessee, 21 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks. Our broad distribution network allows us the ability to provide reliable, same-day and/or next-day delivery service to 98% of the U.S. population.

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

Results of Operations

The following table presents information derived from the condensed consolidated statements of earnings expressed as a percentage of revenues for the three months ended March 28, 2008 and March 30, 2007:

	% of Net Sales		% Increase
	Three Months Ended		(Decrease)
	March 28,	March 30,	2008
	2008	2007	vs. 2007 (1)

Net sales	100.0%	100.0%	(2.1)%
Cost of sales	61.9	62.0	(2.2)
Gross profit	38.1	38.0	(2.0)

Operating Expenses:
Selling, general and administrative expenses	29.4	28.9	(0.3)
Depreciation and amortization	1.3	1.2	9.2
Total operating expense	30.7	30.1	0.0
Operating income	7.3	7.9	(9.7)

Interest expense	(2.7)	(2.9)	(9.6)
Interest income and other income	0.2	0.2	14.9
Income before income taxes	4.9	5.2	(8.9)
Income tax provision	(1.9)	(2.0)	(10.0)
Net income	3.0%	3.2%	(8.1)%

(1)          Percent increase (decrease) represents the actual change as a percent of the prior year’s result.

Overview. During the three months ended March 28, 2008, our sales declined 2.1%. We believe that this decline is associated with the net impact of slower economic conditions in the general housing market offset in part by demand in the facilities maintenance end-markets, specifically our multi-family housing customers. Demand from customers in our facilities maintenance end-markets, which make up 68% of our total sales and includes residential multi-family housing and institutional MRO customers, grew 4.5% during the first quarter of 2008 compared to the first quarter of 2007. This sales growth was offset by a continued slow down in demand from our professional contractor and specialty distributor customers. Sales to these customers, which represent 20% and 12% of our total sales, respectively, declined 15.2% and 12.6%, respectively. Demand from these customers was impacted by a combination of national declines in residential new construction activity and renovations activity. Net income as a percentage of sales was 3.0% in the first quarter compared to 3.2% in the comparable prior year period. This decline in net income is associated with higher fixed operating expenses relative to sales volumes, such as rent and other occupancy-related expenses, partially offset by the favorable impact of slightly higher gross profit margins and the effect of a lower interest rate environment which has resulted in lower interest expense on our debt.

Three Months Ended March 28, 2008 Compared to Three Months Ended March 30, 2007

Net Sales. Our net sales decreased by $6.3 million, or 2.1%, to $289.1 million in the three months ended March 28, 2008 from $295.4 million in the three months ended March 30, 2007. The decline in sales resulted from the net impact of a 4.5% increase in sales to our facilities maintenance customers offset by a decline in sales to our professional contractor and specialty distributor customers of 15.2% and 12.6% respectively. We expect sales to our professional contractor and specialty distributor end-markets to remain weak during the remainder of 2008 as the housing market continues to be challenged.

Gross Profit. Gross profit decreased by $2.2 million, or 2.0%, to $110.1 million in the three months ended March 28, 2008 from $112.3 million in the three months ended March 30, 2007 as a direct result of the decrease in sales. Our gross profit margin increased 10 basis points to 38.1% for the three months ended March 28, 2008 compared to 38.0% for the three months ended March 30, 2007. The slight increase in gross margin is due to improvements in vendor rebate programs and continued efficiencies at our national distribution center offset in part by lower purchase discounts realized.

Selling, General and Administrative Expenses. SG&A expenses decreased by $0.3 million, or 0.3% to $85.0 million in the three months ended March 28, 2008 from $85.3 million in the three months ended March 30, 2007. As a percent of sales, SG&A increased 50 basis points to 29.4% for the three months ended March 28, 2008 compared to 28.9% for the three months ended March 30, 2007. The increase in SG&A as a percent of sales is primarily due to certain fixed costs, such as rent expense and other occupancy costs, offset by certain expenses within SG&A, such as the costs of running regional distribution centers, delivery expenses and selling expenses, which fluctuate with sales volume.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.3 million to $3.9 million in the three months ended March 28, 2008 from $3.6 million in the three months ended March 30, 2007. As a percentage of sales, depreciation and amortization was 1.3% or 10 basis points higher than the 1.2% than in the comparable prior year period. These increases were due to higher depreciation resulting from our higher capital spending associated with our information systems infrastructure and distribution center consolidation and integration efforts.

Operating Income. As a result of the foregoing, operating income decreased by $2.3 million, or 9.7%, to $21.2 million in the three months ended March 28, 2008 from $23.4 million in the three months ended March 30, 2007. As a percent of sales, operating income decreased to 7.3% in the three months ended March 28, 2008 compared to 7.9% in the three months ended March 30, 2007.

Interest Expense. Interest expense decreased by $0.8 million in the three months ended March 28, 2008 to $7.7 million from $8.6 million in the three months ended March 30, 2007. This decrease was primarily due to lower interest rates as well as scheduled reductions in the principal balance of our term-debt.

Interest and Other Income. Interest and other income increased by $0.1 million in the three months ended March 28, 2008 to $0.7 million from $0.6 million in the three months ended March 30, 2007. The increase was primarily attributable to higher interest income earned on higher total cash, cash equivalent and short-term investment balances.

Provision for Income Taxes. The effective tax rate for the three months ended March 28, 2008 was 38.5% compared to 39.0% for the three months ended March 30, 2007. The decrease in the effective tax rate was primarily due to higher year over year tax-free interest income generated from the investment of excess cash balances.

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

The 8 1/8% senior subordinated notes were priced at 99.3%, or $198.6 million, of their principal amount, representing a yield to maturity of 8 1/4%. We will amortize the discount of $1.4 million over the term of the 8 1/8% senior subordinated notes. As of March 28, 2008, the 8 1/8% senior subordinated notes had a fair market value of $192.0 million or 96.0% of par. The 8 1/8% senior subordinated notes mature on June 15, 2014 and interest is payable on June 15 and December 15 of each year.

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

Financial Condition

Working capital increased by $7.9 million to $339.1 million as of March 28, 2008 from $331.2 million as of December 28, 2007. The increase in working capital was primarily funded by cash flows from operating activities.

Cash Flow

Net cash provided by operating activities was $29.1 million in the three months ended March 28, 2008 compared to net cash provided by operating activities of $30.4 million in the three months ended March 30, 2007. The decrease of $1.3 million in net cash provided by operating activities was primarily a result of lower operating performance compared to the comparable prior year period and a slight decrease in the working capital needs of the business. Changes in our main working capital components, which includes accounts receivable, inventory and accounts payable, provided $6.3 million during the three months ended March 28, 2008 compared to providing $7.3 million during the three months ended March 30, 2007. Changes in our working capital for the comparable three-month period includes the timing of certain purchases of inventory which are not due and payable as of the end of the quarter, reflective of a $4.9 million increase in trade accounts payable balances as well as lower outstanding trade receivable and inventory balances of $1.4 million associated with lower sales demand from our customers.

Net cash provided by investing activities was $38.0 million in the three months ended March 28, 2008 compared to net cash used in investing activities of $3.5 million in the three months ended March 30, 2007. Net cash provided by investing activities in the three months ended March 28, 2008 was attributable to our investment of our excess cash balances which provided net proceeds from sales and maturities of short-term investments of $44.5 million offset by capital expenditures made in the ordinary course of business of $6.5 million. Net cash used in investing activities in the three months ended March 30, 2007 was attributable to capital expenditures made in the ordinary course of business.

Net cash used in financing activities totaled $1.8 million in the three months ended March 28, 2008 compared to net cash provided by financing activities of $1.2 million in the three months ended March 30, 2007. Net cash used in financing activities in the three months ended March 28, 2008 was attributable to the net decrease in the purchase card payable of $0.8 million and our repayment of $1.6 million of borrowings on our credit facility and capital lease obligations offset by $0.6 million of proceeds from stock options exercised and excess tax benefits from share-based compensation. Net cash provided by financing activities in the three months ended March 30, 2007 was attributable to the net increase in the purchase card payable of $1.6 million and our repayment of borrowings on our credit facility and capital lease obligations of $0.7 million partially offset by $0.3 million in proceeds from stock options exercised and excess tax benefits from share-based compensation.

Prior Period Correction

Subsequent to the filing of the interim condensed consolidated financial statements for the three months ended March 30, 2007, we corrected our balance sheet and statement of cash flows presentation for certain activity under a purchase card agreement. Previously, payments under this agreement made by a third-party intermediary on our behalf, and outstanding at the end of a reporting period, were classified as accounts payable in the balance sheet and related cash flows were classified as cash flows from operating activities in the statement of cash flows. We determined that the appropriate accounting treatment was to present outstanding amounts as accrued expenses and other liabilities on our balance sheet and as cash flows from financing activities, net of payments to the third-party intermediary. As a result, we have corrected the condensed consolidated statement of cash flows for the three months ended March 30, 2007 to properly present these activities. The corrections made to the condensed consolidated statement of cash flows for the three months ended March 30, 2007 include a reclassification of $1.6 million from net change in accounts payable and net cash provided by operating activities to increase in purchasing card payable, net, and net cash provided by financing activities. We do not believe this constitutes a material misstatement to the condensed consolidated statement of cash flows for the three months ended March 30, 2007.

Capital Expenditures

Capital expenditures were $6.5 million in the three months ended March 28, 2008 compared to $3.5 million in the three months ended March 30, 2007. Capital expenditures as a percentage of sales were 2.2% in the three months ended March 28, 2008 compared to 1.2% in the three months ended March 30, 2007. The increases in capital expenditures are due to the upgrade of our telecommunications network, the expansion of our distribution center network, the purchase of warehouse equipment and investments in our information technology systems necessary for the integration of our AmSan acquisition.

Credit Facility

Borrowings under the term loan, the delayed draw facility and the revolving credit facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.75% or at the alternate base rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus 0.75%. As of March 28, 2008, the interest rate in effect with respect to the term loan and the delayed draw facility was 4.55% for the LIBOR option and 6.00% for the alternate base rate option. Outstanding letters of credit under the revolving credit facility are subject to a per annum fee equal to the applicable margin under the revolving credit facility. The interest rate margin is subject to pricing adjustments at the end of each fiscal quarter based on net total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). The term loan and the delayed draw facility mature on June 23, 2013 and the revolving loan facility matures on June 23, 2012. Amounts under the term loan and the delayed draw facility are due and payable in quarterly installments equal to 1.0% of the original principal amount on an annual basis through June 23, 2013, with the balance payable in one final installment at the maturity date.

The bank credit facility, which is secured by substantially all of the assets of Interline New Jersey and is guaranteed by us and by the domestic subsidiaries of Interline New Jersey, contains affirmative, negative and financial covenants that limit Interline New Jersey’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain certain financial ratios as of the last day of each fiscal quarter, including a minimum ratio based on an adjusted and consolidated EBITDA to consolidated cash interest expense and a maximum ratio of net total indebtedness to an adjusted consolidated EBITDA. Interline New Jersey and the Company were in compliance with all covenants at March 28, 2008.

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

As of March 28, 2008, Interline New Jersey had $8.2 million of letters of credit issued under the revolving loan facility and $216.0 million of aggregate principal outstanding under the term loan facility.

Liquidity

Historically, our capital requirements have been for debt service obligations, working capital requirements, including for inventory, accounts receivable and accounts payable, acquisitions, the expansion and maintenance of our distribution network and upgrades of our information systems. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through cash flow generated from operating activities and funds borrowed under our credit facility. We expect our cash on hand, cash flow from operations and loan availability under our credit facility to be our primary source of funds in the future. Letters of credit, which are issued under the revolving loan facility under our credit facility, are used to support payment obligations incurred for our general corporate purposes.

As of March 28, 2008, we had approximately $91.8 million of availability under Interline New Jersey’s $100.0 million revolving credit facility.

We believe that cash and short-term investments on hand, cash flow from operations and available borrowing capacity under our new credit facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the next twelve months.

Contractual Obligations

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 28, 2007 filed with the SEC. There have been no material changes to our contractual obligations since December 28, 2007.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 28, 2007 filed with the SEC. During the three months ended March 28, 2008, there were no significant changes to any of our critical accounting policies.

Recently Adopted Accounting Standards

Effective December 29, 2007, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements, (“FAS 157”) as amended by FASB Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, (“FSP 157-1”) and FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”). FAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” FAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. The adoption of FAS 157 did not have any impact on our financial position, results of operations and cash flows. See Note 1. Description of Business and Basis of Presentation to the unaudited condensed consolidated financial statements included in this report.

FSP 157-1 amends FAS 157 to exclude from the scope of FAS 157 certain leasing transactions accounted for under FASB Statement No. 13, Accounting for Leases. The adoption of FAS 157 on our leasing transactions did not have a material impact on our financial position, results of operations and cash flows and did not result in additional disclosures.

FSP 157-2 amends FAS 157 to defer the effective date of FAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact the provisions of FAS 157 will have on our non-financial assets and non-financial liabilities since the application of FAS 157 for such items was deferred.

Effective December 29, 2007, we adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of FAS 159 did not have any impact on our financial position, results of operations and cash flows since we did not elect to apply the fair value option for any of our eligible financial instruments or other items as of the December 29, 2007 effective date.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for financial statements issued for fiscal years and interim period beginning after November 15, 2008 with early application encouraged. We are currently evaluating the impact the provisions of FAS 161 will have on our financial position, results of operations and cash flows.

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

Interest Rate Risk

Our short-term investments portfolio is comprised of high-grade tax exempt auction rate securities, which are debt instruments, such as municipal bonds, with long-term scheduled maturities and periodic interest rate reset dates. As of March 28, 2008, we had $4.0 million in short-term investments. The values of these investments are subject to changes in interest rates. However, because the interest rates on these securities are typically reset to market prevailing rates every 35 days or less, and in some cases every 7 days or less, we do not believe the interest rate risk inherent in our portfolio was material as of March 28, 2008. Although our auction rate securities have been readily marketable, if an auction were to fail, we may not be able to sell these securities on the planned reset date thereby increasing our holding period. Recent uncertainties in the credit markets have prevented us and other investors from liquidating our holdings in auction rate securities. There is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. Based upon various observable market data, we believe we will be able to liquidate our investments within the next year, and we currently believe these securities are not impaired as they are collateralized by the bonds and credit rating of the underlying issuer and insured against loss of principal and interest by bond insurers with AAA ratings. However, it could take until the final maturity of the underlying notes (over 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Our variable rate term debt is sensitive to changes in the general level of interest rates. As of March 28, 2008, the interest rate in effect with respect to our $216.0 million variable rate term debt was 4.55% for the LIBOR option and 6.00% for the alternate base rate option. While our variable rate term debt obligations expose us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance or results of operations. Based on the outstanding variable rate term debt as of March 28, 2008, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $0.5 million pre-tax change to our statement of operations for the three months ended March 28, 2008.

The fair market value of our fixed rate debt is subject to interest rate risk. As of March 28, 2008, the fair market value of our $200.0 million 8 1/8% senior subordinated notes was $192.0 million or 96.0% of par.

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of March 28, 2008.

Derivative Financial Instruments

As of March 28, 2008, we did not have any interest rate swap exchange agreements, or swaps. Historically, we entered into derivative financial instruments from time to time, including interest rate exchange agreements, or swaps, to manage our exposure to fluctuations in interest rates on our debt. Under our former swap agreements, we pay a fixed rate on the notional amount to our banks and the banks pay us a variable rate on the notional amount equal to a base LIBOR rate.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 28, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2008, our disclosure controls and procedures were effective to (1) ensure that material information disclosed by in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material effect upon our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

For information regarding factors that could affect our financial position, results of operations and cash flows, see the risk factors discussion provided in our Annual Report on Form 10-K for the year ended December 28, 2007 in Part I. Item 1A. Risk Factors. See also “Part I. Item 2—Forward Looking Statements” above.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 28, 2007.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

The following table summarizes repurchases of our stock, comprising entirely of shares returned to us to satisfy employee tax withholding obligations that arose upon the vesting of restricted stock awards and restricted share units, during the three months ended March 28, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2007
(December 30 – January 26)	—	$—	—	—
February 2007
(January 27 – February 23)	39,310	19.63	—	—
March 2007
(February 24 – March 30)	—	—	—	—
Total	39,310	$19.63	—	—

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

INTERLINE BRANDS, INC.
Registrant

Date: May 7, 2008	By:	/S/ THOMAS J. TOSSAVAINEN
Thomas J. Tossavainen
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)