Form 10-Q
period 2008-06-27
INTERLINE BRANDS, INC./DE
filed 2008-08-05
CIK 1292900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 5, 2008, there were 32,388,966 shares of the registrant’s common stock outstanding (excluding 81,693 shares held in treasury), par value $0.01.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF JUNE 27, 2008 AND DECEMBER 28, 2007

(in thousands, except share and per share data)

	June 27,	December 28,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$59,683	$4,975
Short-term investments	3,950	48,540
Accounts receivable - trade (net of allowance for doubtful accounts of $8,677 and $7,268)	167,732	154,571
Inventory	210,737	190,974
Prepaid expenses and other current assets	21,997	23,664
Deferred income taxes	17,702	15,359
Total current assets	481,801	438,083

Property and equipment, net	45,287	37,131
Goodwill	313,638	313,462
Other intangible assets, net	133,346	136,734
Other assets	9,851	11,424
Total assets	$983,923	$936,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$91,212	$60,159
Accrued expenses and other current liabilities	37,767	42,175
Accrued interest	845	838
Income taxes payable	1,861	1,173
Current portion of long-term debt	2,300	2,300
Capital lease - current	221	218
Total current liabilities	134,206	106,863

Long-Term Liabilities:
Deferred income taxes	34,808	33,351
Long-term debt, net of current portion	414,212	416,290
Capital lease - long term	354	464
Other liabilities	1,045	2,452
Total liabilities	584,625	559,420
Commitments and contingencies
Senior preferred stock; $0.01 par value, 20,000,000 shares authorized; no shares outstanding as of June 27, 2008 and December 28, 2007	—	—

Shareholders’ Equity:
Common stock; $0.01 par value, 100,000,000 authorized; 32,470,659 issued and 32,388,966 outstanding as of June 27, 2008 and 32,350,188 issued and 32,308,105 outstanding as of December 28, 2007	325	324
Additional paid-in capital	570,827	567,860
Accumulated deficit	(171,817)	(191,666)
Accumulated other comprehensive income	1,598	1,751
Treasury stock, at cost, 81,693 shares as of June 27, 2008 and 42,083 shares as of December 28, 2007	(1,635)	(855)
Total shareholders’ equity	399,298	377,414
Total liabilities and shareholders’ equity	$983,923	$936,834

See accompanying notes to condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 27, 2008 AND JUNE 29, 2007

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Net sales	$311,429	$313,247	$600,575	$608,650
Cost of sales	195,629	195,280	374,725	378,389
Gross profit	115,800	117,967	225,850	230,261

Operating Expenses:
Selling, general and administrative expenses	88,585	86,935	173,598	172,240
Depreciation and amortization	4,102	3,667	7,981	7,218
Total operating expense	92,687	90,602	181,579	179,458
Operating income	23,113	27,365	44,271	50,803

Interest expense	(7,004)	(8,487)	(14,746)	(17,047)
Interest and other income	708	743	1,403	1,348
Income before income taxes	16,817	19,621	30,928	35,104
Income tax provision	5,642	7,646	11,079	13,689
Net income	$11,175	$11,975	$19,849	$21,415

Earnings Per Share:
Basic	$0.35	$0.37	$0.61	$0.66
Diluted	$0.34	$0.37	$0.61	$0.66

Weighted-Average Shares Outstanding:
Basic	32,369,031	32,226,176	32,348,109	32,219,593
Diluted	32,657,047	32,704,448	32,650,806	32,651,384

See accompanying notes to condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 27, 2008 AND JUNE 29, 2007

(in thousands)

	Six Months Ended
	June 27,	June 29,
	2008	2007
Cash Flows from Operating Activities:
Net income	$19,849	$21,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,238	7,644
Amortization of debt issuance costs	565	541
Amortization of discount on 8 1/8% senior subordinated notes	72	66
Share-based compensation	2,353	3,193
Excess tax benefits from share-based compensation	(147)	(196)
Deferred income taxes	(1,003)	(965)
Provision for doubtful accounts	2,255	1,753
Loss (Gain) on disposal of property and equipment	19	(12)

Changes in assets and liabilities which provided (used) cash, net of business acquired:
Accounts receivable - trade	(15,480)	(25,383)
Inventory	(19,533)	(3,327)
Prepaid expenses and other current assets	1,663	2,764
Other assets	1,573	(326)
Accounts payable	31,071	27,904
Accrued expenses and other current liabilities	(3,758)	(1,237)
Accrued interest	7	(2,790)
Income taxes payable	832	11
Other liabilities	(1,402)	55
Net cash provided by operating activities	27,174	31,110

(Continued)

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)-Continued

SIX MONTHS ENDED JUNE 27, 2008 AND JUNE 29, 2007

(in thousands)

	Six Months Ended
	June 27,	June 29,
	2008	2007
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(13,540)	(7,978)
Purchase of short-term investments	(35,531)	—
Proceeds from sales and maturities of short-term investments	80,121	—
Purchase of businesses, net of cash acquired	(536)	(3)
Net cash provided by (used in) investing activities	30,514	(7,981)
Cash Flows from Financing Activities:
(Decrease) Increase in purchase card payable, net	(643)	4,291
Repayment of term debt	(2,150)	(1,208)
Payment of debt issuance costs	—	(34)
Proceeds from stock options exercised	586	349
Excess tax benefits from share-based compensation	147	196
Treasury stock acquired to satisfy minimum statutory tax withholding requirements	(772)	—
Payments on capital lease obligations	(108)	(205)
Net cash (used in) provided by financing activities	(2,940)	3,389
Effect of exchange rate changes on cash and cash equivalents	(40)	67
Net increase in cash and cash equivalents	54,708	26,585
Cash and cash equivalents at beginning of period	4,975	6,852
Cash and cash equivalents at end of period	$59,683	$33,437

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$14,431	$19,562
Income taxes, net of refunds	$12,315	$14,942

Schedule of Non-Cash Investing and Financing Activities:
Adjustments to liabilities assumed and goodwill on businesses acquired	$—	$1,298

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Interline have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007 filed with the SEC.

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

Prior Period Correction

Subsequent to the filing of the interim condensed consolidated financial statements for the six months ended June 29, 2007, the Company corrected its balance sheet and statement of cash flows presentation for certain activity under a purchase card agreement. Previously, payments under this agreement made by a third-party intermediary on the Company’s behalf and outstanding at the end of a reporting period, were classified as accounts payable in the balance sheet and related cash flows were classified as cash flows from operating activities in the statement of cash flows. The Company determined that the appropriate accounting treatment was to present outstanding amounts as accrued expenses and other liabilities on its balance sheet and as cash flows from financing activities, net of payments to the third-party intermediary. As a result, the Company has corrected the condensed consolidated statement of cash flows for the six months ended June 29, 2007 to properly present these activities. The Company does not believe this constitutes a material misstatement to the condensed consolidated statement of cash flows for the six months ended June 29, 2007.

The corrections made to the interim condensed consolidated statement of cash flows for the six months ended June 29, 2007 are as follows (in thousands):

	As Reported	Adjustment	As Corrected
Net change in accounts payable	$32,195	$(4,291)	$27,904
Net cash provided by operating activities	$35,401	$(4,291)	$31,110
Increase in purchase card payable, net	$—	$4,291	$4,291
Net cash (used) provided by financing activities	$(902)	$4,291	$3,389

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

Our net sales for the three and six months ended June 27, 2008 and June 29, 2007 by product category were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
Product Category	2008	2007	2008	2007
Plumbing	$87,511	$95,854	$177,147	$191,860
Janitorial and sanitary	75,989	72,674	145,095	140,321
Heating, ventilation and air conditioning	36,126	29,759	59,808	54,300
Electrical and lighting	28,963	25,373	57,878	57,572
Appliances and parts	18,374	18,168	33,988	33,529
Security	15,571	15,662	31,474	30,728
Hardware and tools	14,014	14,722	27,026	27,720
Other	34,881	41,035	68,159	72,620
Total	$311,429	$313,247	$600,575	$608,650

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of the Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 27, 2008 (in thousands):

	Significant
	Unobservable	Fair Value at
	Inputs	June 27,
	(Level 3)	2008
Auction rate securities(1)	$3,950	$3,950
Total	$3,950	$3,950

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

The table below includes a rollforward of the Company’s investments in auction rate securities from December 28, 2007 to June 27, 2008 and a reclassification of these investments from Level 1 to Level 3 in the valuation hierarchy (in thousands):

	Quoted	Significant
	Prices in	Unobservable
	Active	Inputs
	(Level 1)	(Level 3)
Fair value at December 28, 2007	$48,540	$—
Purchase	35,531	—
Sales	(78,071)	(2,050)
Transfers (out) in	(6,000)	6,000
Fair value at June 27, 2008	$—	$3,950

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

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“FAS 162”). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The provisions of FAS 162 will not have any impact on the Company’s financial position, results of operations and cash flows.

2.                                      SHORT-TERM INVESTMENTS

Short-term investments consist of investments in auction rate securities, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. The interest rates on these securities are typically reset to market prevailing rates every 35 days or less, and in some cases every 7 days or less. Short-term investments are recorded at fair value based on current market rates and are classified as available-for-sale. Changes in the fair value, if any, are included in accumulated other comprehensive income, net of applicable taxes.

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

Recent uncertainties in the credit markets have prevented the Company, and other investors, from liquidating some of its holdings in auction rate securities. There is no assurance that currently successful auctions on the other auction rate securities in the Company’s investment portfolio will continue to succeed and as a result the Company’s ability to liquidate its investment and fully recover the carrying value of its investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. All of the Company’s auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may in the future be required to record an impairment charge on these investments. Based upon various observable market data, the Company believes it will be able to liquidate its investments within the next year, and the Company currently believes these securities are not impaired as they are collateralized by the bonds and credit rating of the underlying issuer and insured against loss of principal and interest by bond insurers with AAA ratings. However, it could take until the final maturity of the underlying notes (over 30 years) to realize the Company’s investments’ recorded value. Based on the Company’s expected operating cash flows, and its other sources of cash, it does not anticipate the potential lack of liquidity on these investments will affect its ability to execute its current business plan.

3.                                      ACQUISITION ACCRUALS

The following table summarizes the changes to accruals assumed in connection with the Company’s business combinations, which are included in accrued expenses and other current liabilities, (in thousands):

	Employee Severance and Relocation	Facility Closing and Other Costs	Total
Balance at December 28, 2007	$268	$4,177	$4,445
Payments	(108)	(539)	(647)
Balance at June 27, 2008	$160	$3,638	$3,798

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

The following summarizes the shares of common stock used to calculate earnings per share including the potentially dilutive impact of stock options, restricted stock, restricted share units and deferred stock units, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Weighted average shares outstanding - basic	32,369,031	32,226,176	32,348,109	32,219,593
Dilutive shares resulting from:
Stock options	152,420	370,042	181,750	341,106
Restricted stock	2,869	21,794	3,568	24,786
Restricted share units	102,486	84,143	89,829	64,330
Deferred stock units	30,241	2,293	27,550	1,569
Weighted average shares outstanding - diluted	32,657,047	32,704,448	32,650,806	32,651,384

During the three months ended June 27, 2008 and June 29, 2007, stock options to purchase 1,863,328 shares and 1,150,516 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive. During the six months ended June 27, 2008 and June 29, 2007, stock options to purchase 1,815,992 shares and 909,591 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive.

5.                                      COMPREHENSIVE INCOME

Comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The components of comprehensive income for the three and six months ended June 27, 2008 and June 29, 2007 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Net income	$11,175	$11,975	$19,849	$21,415
Other comprehensive income (loss):
Amortization of unrecognized gain on employee benefits	3	(1)	6	(78)
Foreign currency translation	57	359	(159)	398
Total comprehensive income	$11,235	$12,333	$19,696	$21,735

6.                                      SHARE-BASED COMPENSATION

During the three months ended June 27, 2008 and June 29, 2007, share-based compensation expense was $1.8 million and $1.7 million, respectively. During the six months ended June 27, 2008 and June 29, 2007, share-based compensation expense was $2.4 million and $3.2 million, respectively. As of June 27, 2008, there was $7.1 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. The expense is expected to be recognized over a weighted-average period of 2.7 years.

During the three months ended June 27, 2008 and June 29, 2007, the Company granted 52,500 and 82,500 stock options, respectively, with a weighted-average grant date fair value of $5.89 and $7.38, respectively. During the six months ended June 27, 2008 and June 29, 2007, the Company granted 451,274 and 485,346 stock options, respectively, with a weighted-average grant date fair value of $6.65 and $6.88, respectively. As permitted by FASB Statement No. 123 (revised 2004), Share-Based Compensation, (“FAS 123R”) the fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility is based on historical performance of the Company’s stock. The Company also uses historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The Black-Scholes weighted-average assumptions were as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Expected volatility	35.0%	26.8%	33.6%	27.0%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.0%	4.5%	2.9%	4.5%
Expected life (in years)	5.0	5.0	5.0	5.0

Stock options exercised during the three months ended June 27, 2008 and June 29, 2007 were 4,950 and 10,902, respectively, with an intrinsic value of less than $0.1 million and $0.1 million, respectively. Stock options exercised during the six months ended June 27, 2008 and June 29, 2007 were 38,595 and 23,363, respectively, with an intrinsic value of $0.1 million and $0.2 million, respectively.

A summary status of restricted stock, restricted share units and deferred stock units as of June 27, 2008 and changes during the period then ended is presented below:

	Restricted Stock		Restricted Share Units		Deferred Stock Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at December 28, 2007	79,482	$17.73	369,252	$22.22	27,283	$24.10
Granted	—	—	186,759	19.63	11,334	16.49
Vested	(52,082)	15.00	(81,876)	23.32	—	—
Forfeited	(300)	25.04	(3,776)	22.97	—	—
Outstanding at June 27, 2008	27,100	$22.90	470,359	$20.99	38,617	$21.86

During the six months ended June 27, 2008 and June 29, 2007, 52,082 and 54,770 shares of restricted stock vested, respectively. The total fair value of restricted stock vested during the six months ended June 27, 2008 and June 29, 2007 was $1.0 million and $1.1 million, respectively. During the six months ended June 27, 2008, 81,876 shares of restricted share units vested. The total fair value of restricted share units vested during the six months ended June 27, 2008 was $1.6 million. No restricted share units vested during the six months ended June 29, 2007.

7.                                      INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, (“FIN 48”). During the three months ended June 27, 2008, the Company reduced the liability for unrecognized tax benefits related to certain state income tax matters as a result of favorable resolutions in two states.  Of the $2.1 million reduction, $1.5 million was related to gross unrecognized tax benefits and $0.3 million and $0.3 million was related to interest and penalties, respectively. Of these amounts, $0.8 million reduced the Company’s effective tax rate.

A reconciliation of the gross beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 28, 2007	$1,785
Additions for tax positions taken during prior years	24
Settlements with taxing authorities	(1,508)
Balance at June 27, 2008	$301

8.                                      GUARANTOR SUBSIDIARIES

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

The Company is a holding company whose only asset is the stock of its subsidiaries. The Company conducts virtually all of its business operations through Interline New Jersey. Accordingly, the Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in Interline New Jersey that are derived from the earnings and cash flow generated by Interline New Jersey. Through June 27, 2008, no dividends have been paid.

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

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF JUNE 27, 2008

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$60,694	$36	$(1,047)	$59,683
Short-term investments	—	3,950	—	—	3,950
Accounts receivable - trade	—	137,235	30,497	—	167,732
Inventory	—	188,830	21,907	—	210,737
Intercompany receivable	—	—	117,849	(117,849)	—
Other current assets	—	36,803	2,896	—	39,699
Total current assets	—	427,512	173,185	(118,896)	481,801

Property and equipment, net	—	42,158	3,129	—	45,287
Goodwill	—	247,374	66,264	—	313,638
Other intangible assets, net	—	92,771	40,575	—	133,346
Investment in subsidiaries	399,298	271,304	—	(670,602)	—
Other assets	—	1,834	8,017	—	9,851
Total assets	$399,298	$1,082,953	$291,170	$(789,498)	$983,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$81,681	$10,578	$(1,047)	$91,212
Accrued expenses and other current liabilities	—	34,261	6,212	—	40,473
Intercompany payable	—	117,849	—	(117,849)	—
Debt and capital lease - short-term	—	2,515	6	—	2,521
Total current liabilities	—	236,306	16,796	(118,896)	134,206

Long-Term Liabilities:
Term debt and capital lease - long-term	—	412,280	2,286	—	414,566
Other liabilities	—	35,069	784	—	35,853
Total liabilities	—	683,655	19,866	(118,896)	584,625

Senior preferred stock	—	616,451	—	(616,451)	—

Shareholders’ equity (deficit)	399,298	(217,153)	271,304	(54,151)	399,298
Total liabilities and shareholders’ equity	$399,298	$1,082,953	$291,170	$(789,498)	$983,923

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF DECEMBER 28, 2007

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$7,564	$18	$(2,607)	$4,975
Short-term investments	—	48,540	—	—	48,540
Accounts receivable - trade	—	127,482	27,089	—	154,571
Inventory	—	172,431	18,543	—	190,974
Intercompany receivable	—	—	113,867	(113,867)	—
Other current assets	—	34,612	4,411	—	39,023
Total current assets	—	390,629	163,928	(116,474)	438,083

Property and equipment, net	—	34,188	2,943	—	37,131
Goodwill	—	247,198	66,264	—	313,462
Other intangible assets, net	—	95,403	41,331	—	136,734
Investment in subsidiaries	377,414	260,200	—	(637,614)	—
Other assets	—	1,710	9,714	—	11,424
Total assets	$377,414	$1,029,328	$284,180	$(754,088)	$936,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$49,770	$12,996	$(2,607)	$60,159
Accrued expenses and other current liabilities	—	37,281	6,905	—	44,186
Intercompany payable	—	113,867	—	(113,867)	—
Debt and capital lease - short-term	—	2,508	10	—	2,518
Total current liabilities	—	203,426	19,911	(116,474)	106,863

Long-Term Liabilities:
Term debt and capital lease - long-term	—	413,465	3,289	—	416,754
Other liabilities	—	35,023	780	—	35,803
Total liabilities	—	651,914	23,980	(116,474)	559,420

Senior preferred stock	—	575,571	—	(575,571)	—

Shareholders’ equity (deficit)	377,414	(198,157)	260,200	(62,043)	377,414
Total liabilities and shareholders’ equity	$377,414	$1,029,328	$284,180	$(754,088)	$936,834

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 27, 2008

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$240,320	$71,109	$—	$311,429
Cost of sales	—	150,685	44,944	—	195,629
Gross profit	—	89,635	26,165	—	115,800

Operating Expenses:
Selling, general and administrative expenses	—	73,969	14,616	—	88,585
Depreciation and amortization	—	3,437	665	—	4,102
Equity earnings of subsidiaries	(16,817)	(3,600)	—	20,417	—
Total operating expense	(16,817)	73,806	15,281	20,417	92,687
Operating income	16,817	15,829	10,884	(20,417)	23,113

Interest and other (expense) income, net	—	(5,150)	(799)	(347)	(6,296)
Income before income taxes	16,817	10,679	10,085	(20,764)	16,817
Income tax provision	5,642	1,781	3,861	(5,642)	5,642
Net income	11,175	8,898	6,224	(15,122)	11,175
Preferred stock dividends	—	(20,791)	—	20,791	—
Net income (loss) attributable to common stockholders	$11,175	$(11,893)	$6,224	$5,669	$11,175

(1)               The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 29, 2007

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$245,189	$68,058	$—	$313,247
Cost of sales	—	152,694	42,586	—	195,280
Gross profit	—	92,495	25,472	—	117,967

Operating Expenses:
Selling, general and administrative expenses	—	72,359	14,576	—	86,935
Depreciation and amortization	—	2,998	669	—	3,667
Equity earnings of subsidiaries	(19,621)	(4,442)	—	24,063	—
Total operating expense	(19,621)	70,915	15,245	24,063	90,602
Operating income	19,621	21,580	10,227	(24,063)	27,365

Interest and other (expense) income, net	—	(10,855)	3,260	(149)	(7,744)
Income before income taxes	19,621	10,725	13,487	(24,212)	19,621
Income tax provision	7,646	3,443	4,203	(7,646)	7,646
Net income	11,975	7,282	9,284	(16,566)	11,975
Preferred stock dividends	—	(18,125)	—	18,125	—
Net income (loss) attributable to common stockholders	$11,975	$(10,843)	$9,284	$1,559	$11,975

(1)               The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 27, 2008

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$464,896	$135,679	$—	$600,575
Cost of sales	—	289,854	84,871	—	374,725
Gross profit	—	175,042	50,808	—	225,850

Operating Expenses:
Selling, general and administrative expenses	—	144,613	28,985	—	173,598
Depreciation and amortization	—	6,653	1,328	—	7,981
Equity earnings of subsidiaries	(30,928)	(8,960)	—	39,888	—
Total operating expense	(30,928)	142,306	30,313	39,888	181,579
Operating income	30,928	32,736	20,495	(39,888)	44,271

Interest and other (expense) income, net	—	(11,010)	(1,703)	(630)	(13,343)
Income before income taxes	30,928	21,726	18,792	(40,518)	30,928
Income tax provision	11,079	4,154	6,925	(11,079)	11,079
Net income	19,849	17,572	11,867	(29,439)	19,849
Preferred stock dividends	—	(40,881)	—	40,881	—
Net income (loss) attributable to common stockholders	$19,849	$(23,309)	$11,867	$11,442	$19,849

(1)               The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 29, 2007

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$477,045	$131,605	$—	$608,650
Cost of sales	—	297,068	81,321	—	378,389
Gross profit	—	179,977	50,284	—	230,261

Operating Expenses:
Selling, general and administrative expenses	—	143,138	29,102	—	172,240
Depreciation and amortization	—	5,882	1,336	—	7,218
Equity earnings of subsidiaries	(35,104)	(9,430)	—	44,534	—
Total operating expense	(35,104)	139,590	30,438	44,534	179,458
Operating income	35,104	40,387	19,846	(44,534)	50,803

Interest and other (expense) income, net	—	(21,627)	6,296	(368)	(15,699)
Income before income taxes	35,104	18,760	26,142	(44,902)	35,104
Income tax provision	13,689	6,471	7,218	(13,689)	13,689
Net income	21,415	12,289	18,924	(31,213)	21,415
Preferred stock dividends	—	(35,638)	—	35,638	—
Net income (loss) attributable to common stockholders	$21,415	$(23,349)	$18,924	$4,425	$21,415

(1)

The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 27, 2008

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$—	$35,598	$(9,984)	$1,560	$27,174
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(12,782)	(758)	—	(13,540)
Purchase of short-term investments	—	(35,531)	—	—	(35,531)
Proceeds from sales and maturities of short-term investments	—	80,121	—	—	80,121
Purchase of businesses, net of cash acquired	—	(528)	(8)	—	(536)
Other	—	(10,775)	—	10,775	—
Net cash provided by (used in) investing activities	—	20,505	(766)	10,775	30,514
Cash Flows from Financing Activities:
Decrease in purchase card payable, net	—	(643)	—	—	(643)
Repayment of debt and capital lease obligations	—	(2,251)	(7)	—	(2,258)
Other	—	(39)	10,775	(10,775)	(39)
Net cash (used in) provided by financing activities	—	(2,933)	10,768	(10,775)	(2,940)
Effect of exchange rate changes on cash and cash equivalents	—	(40)	—	—	(40)
Net increase in cash and cash equivalents	—	53,130	18	1,560	54,708
Cash and cash equivalents at beginning of period	—	7,564	18	(2,607)	4,975
Cash and cash equivalents at end of period	$—	$60,694	$36	$(1,047)	$59,683

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 29, 2007

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash provided by operating activities	$—	$28,201	$2,007	$902	$31,110
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(7,295)	(683)	—	(7,978)
Purchase of businesses, net of cash acquired	—	1,261	209	(1,473)	(3)
Net cash used in investing activities	—	(6,034)	(474)	(1,473)	(7,981)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	4,291	—	—	4,291
Repayment of debt and capital lease obligations	—	(1,349)	(64)	—	(1,413)
Other	—	511	(1,473)	1,473	511
Net cash provided by (used in) financing activities	—	3,453	(1,537)	1,473	3,389
Effect of exchange rate changes on cash and cash equivalents	—	67	—	—	67
Net increase in cash and cash equivalents	—	25,687	(4)	902	26,585
Cash and cash equivalents at beginning of period	—	8,783	15	(1,946)	6,852
Cash and cash equivalents at end of period	$—	$34,470	$11	$(1,044)	$33,437

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

•                  economic slowdowns,

•                  general market conditions,

•                  product cost and price fluctuations due to market conditions,

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

Overview

We are a leading national distributor and direct marketer of maintenance, repair and operations (“MRO”) products. We stock over 90,000 plumbing, electrical, hardware, security, heating, ventilation and air conditioning (“HVAC”), janitorial and sanitary and other MRO products and sell to a diversified customer base made up of professional contractors, facilities maintenance professionals and specialty distributors. Our products are primarily used for the repair, maintenance, remodeling and refurbishment of properties and non-industrial facilities. We are able to realize high operating margins by focusing on repair, maintenance, remodeling and refurbishment customers, who generally make smaller, more frequent purchases and require high levels of service. Our diverse customer base includes facilities maintenance customers, which consist of multi-family housing facilities, educational institutions, lodging and health care facilities, government properties and building service contractors; professional contractors who are primarily involved in the repair, remodeling and construction of residential and non-industrial facilities; and specialty distributors, including plumbing and hardware retailers. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

We market and sell our products primarily through ten distinct and targeted brands, each of which is nationally recognized in the markets we serve for providing premium products at competitive prices with reliable same-day and/or next-day delivery. Our Wilmar, Sexauer, Maintenance USA and AmSan brands generally serve our facilities maintenance customers; our Barnett, U.S. Lock, Sun Star and Copperfield brands generally serve our professional contractor customers; and our Hardware Express and AF Lighting brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of over 650 field sales representatives and over 450 telesales and customer service representatives, a direct marketing program of approximately five million pieces annually, brand-specific websites and a national accounts sales program. We deliver our products through our network of 73 regional distribution centers, 41 professional contractor showrooms located throughout the United States and Canada, a national distribution center, or NDC, in Nashville, Tennessee, 22 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks. Our broad distribution network allows us the ability to provide reliable, same-day and/or next-day delivery service to 98% of the U.S. population.

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

Results of Operations

The following table presents information derived from the condensed consolidated statements of earnings expressed as a percentage of revenues for the three and six months ended June 27, 2008 and June 29, 2007:

	% of Net Sales		% Increase	% of Net Sales		% Increase
	Three Months Ended		(Decrease)	Six Months Ended		(Decrease)
	June 27,	June 29,	2008	June 27,	June 29,	2008
	2008	2007	vs. 2007 (1)	2008	2007	vs. 2007 (1)

Net sales	100.0%	100.0%	(0.6)%	100.0%	100.0%	(1.3)%
Cost of sales	62.8	62.3	0.2	62.4	62.2	(1.0)
Gross profit	37.2	37.7	(1.8)	37.6	37.8	(1.9)

Operating Expenses:
Selling, general and administrative expenses	28.4	27.8	1.9	28.9	28.3	0.8
Depreciation and amortization	1.3	1.2	11.9	1.3	1.2	10.6
Total operating expense	29.8	28.9	2.3	30.2	29.5	1.2
Operating income	7.4	8.7	(15.5)	7.4	8.3	(12.9)

Interest expense	(2.2)	(2.7)	(17.5)	(2.5)	(2.8)	(13.5)
Interest income and other income	0.2	0.2	(4.7)	0.2	0.2	4.1
Income before income taxes	5.4	6.3	(14.3)	5.1	5.8	(11.9)
Income tax provision	(1.8)	(2.4)	(26.2)	(1.8)	(2.2)	(19.1)
Net income	3.6%	3.8%	(6.7)%	3.3%	3.5%	(7.3)%

(1)          Percent increase (decrease) represents the actual change as a percent of the prior year’s result.

Overview. During the three months ended June 27, 2008, our sales declined 0.6%. We believe that this decline is associated with the net impact of slower economic conditions in the general housing market offset in part by demand in the facilities maintenance end-markets, specifically our multi-family housing customers. Demand from customers in our facilities maintenance end-markets, which make up 70% of our total sales and includes residential multi-family housing and institutional MRO customers, grew 2.5% during the second quarter of 2008 compared to the second quarter of 2007. This sales growth was offset by a continued slow down in demand from our professional contractor and specialty distributor customers. Sales to these customers, which represent 19% and 11% of our total sales, respectively, declined 8.7% and 4.5%, respectively. Demand from these customers was impacted by a combination of national declines in residential new construction activity and renovations activity. Net income as a percentage of sales was 3.6% in the second quarter compared to 3.8% in the comparable prior year period. This decline in net income is associated with lower gross margins resulting from changes in product mix sales, costs related to our Auburn, Massachusetts, Salt Lake City, Utah, and Richmond, Virginia, distribution center consolidations and investments, as well as costs associated with a previously announced executive’s transition. These higher costs were offset in part by lower interest expense associated with a lower interest rate environment and lower income tax expense resulting from favorable tax settlements of uncertain tax positions due to the settlement with two states. We have taken recent steps to lower our operating costs in the near term while continuing to invest in our operating platform for the long term.  Our plans include headcount reductions and the closing of underperforming professional contractor showrooms as well as the continuation of distribution center consolidations and investments in information technology solutions to optimize our customer service as well as our credit and collections capabilities.

Three Months Ended June 27, 2008 Compared to Three Months Ended June 29, 2007

Net Sales. Our net sales decreased by $1.8 million, or 0.6%, to $311.4 million in the three months ended June 27, 2008 from $313.2 million in the three months ended June 29, 2007. The decline in sales resulted from the net impact of a 2.5% increase in sales to our facilities maintenance customers offset by a decline in sales to our professional contractor and specialty distributor customers of 8.7% and 4.5%, respectively. We expect sales to our professional contractor and specialty distributor end-markets to remain weak during the remainder of 2008 as the housing market continues to be challenged.

Gross Profit. Gross profit decreased by $2.2 million, or 1.8%, to $115.8 million in the three months ended June 27, 2008 from $118.0 million in the three months ended June 29, 2007 as a direct result of the decrease in sales as well as the deterioration of gross profit margin during the period. Our gross profit margin decreased 50 basis points to 37.2% for the three months ended June 27, 2008 compared to 37.7% for the three months ended June 28, 2007. The decrease in gross margin is primarily due to an increase in sales of lower margin products, such as HVAC products.

Selling, General and Administrative Expenses. SG&A expenses increased by $1.7 million, or 1.9% to $88.6 million in the three months ended June 27, 2008 from $86.9 million in the three months ended June 29, 2007. As a percent of sales, SG&A increased 60 basis points to 28.4% for the three months ended June 27, 2008 compared to 27.8% for the three months ended June 29, 2007. The increase in SG&A expenses is primarily due to project expenses associated with the consolidation of distribution operations in Auburn, Massachusetts, and Richmond, Virginia, as well as investment in a west coast national distribution center in Salt Lake City, Utah, and costs associated with a previously announced executive’s transition.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.4 million to $4.1 million in the three months ended June 27, 2008 from $3.7 million in the three months ended June 29, 2007. As a percentage of sales, depreciation and amortization was 1.3% or 10 basis points higher than the 1.2% in the comparable prior year period. These increases were due to higher depreciation resulting from our higher capital spending associated with our information systems infrastructure and distribution center consolidation and integration efforts.

Operating Income. As a result of the foregoing, operating income decreased by $4.3 million, or 15.5%, to $23.1 million in the three months ended June 27, 2008 from $27.4 million in the three months ended June 29, 2007. As a percent of sales, operating income decreased to 7.4% in the three months ended June 27, 2008 compared to 8.7% in the three months ended June 29, 2007.

Interest Expense. Interest expense decreased by $1.5 million in the three months ended June 27, 2008 to $7.0 million from $8.5 million in the three months ended June 29, 2007. This decrease was primarily due to lower interest rates as well as scheduled reductions in the principal balance of our term-debt.

Interest and Other Income. Interest and other income of $0.7 million did not change in the three months ended June 27, 2008 compared to the three months ended June 29, 2007.

Provision for Income Taxes. The effective tax rate for the three months ended June 27, 2008 was 33.5% compared to 39.0% for the three months ended June 27, 2007. The decrease in the effective tax rate was primarily due to the decrease in a liability associated with previously unrecognized tax benefits. During the three months ended June 27, 2008, we obtained resolutions on the uncertain tax positions that we took for two states and determined that we no longer needed the full amount of the accruals that we had established. As such, we made the appropriate adjustments, of which $0.8 million favorably impacted our effective tax rate this quarter.

Six Months Ended June 27, 2008 Compared to Six Months Ended June 29, 2007

Net Sales. Our net sales decreased by $8.1 million, or 1.3%, to $600.6 million in the six months ended June 27, 2008 from $608.7 million in the six months ended June 29, 2007. The decline in sales resulted from the net impact of a 3.6% increase in sales to our facilities maintenance customers offset by a decline in sales to our professional contractor and specialty distributor customers of 12.0% and 8.7%, respectively. We expect sales to our professional contractor and specialty distributor end-markets to remain weak during the remainder of 2008 as the housing market continues to be challenged.

Gross Profit. Gross profit decreased by $4.4 million, or 1.9%, to $225.9 million in the six months ended June 27, 2008 from $230.3 million in the six months ended June 29, 2007 as a direct result of the decrease in sales as well as the deterioration of gross profit margin during the period. Our gross profit margin decreased 20 basis points to 37.6% for the six months ended June 27, 2008 compared to 37.8% for the six months ended June 28, 2007. The decrease in gross margin is due to an increase in sales of lower margin products, such as HVAC products, offset by continued operating efficiencies at our national distribution center.

Selling, General and Administrative Expenses. SG&A expenses increased by $1.4 million, or 0.8% to $173.6 million in the six months ended June 27, 2008 from $172.2 million in the six months ended June 29, 2007. As a percent of sales, SG&A increased 60 basis points to 28.9% for the six months ended June 27, 2008 compared to 28.3% for the six months ended June 29, 2007. The increase in SG&A expenses is primarily due to project expenses associated with the consolidation of distribution operations in Auburn, Massachusetts, and Richmond, Virginia, as well as investment in a west coast national distribution center in Salt Lake City, Utah, costs associated with a previously announced executive’s transition and higher fixed costs, such as rent expense and other occupancy costs.

fixed costs, such as rent expense and other occupancy costs, offset by certain expenses within SG&A, such as the costs of running regional distribution centers, delivery expenses and selling expenses, which fluctuate with sales volume.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.8 million to $8.0 million in the six months ended June 27, 2008 from $7.2 million in the six months ended June 29, 2007. As a percentage of sales, depreciation and amortization was 1.3% or 10 basis points higher than the 1.2% in the comparable prior year period. These increases were due to higher depreciation resulting from our higher capital spending associated with our information systems infrastructure and distribution center consolidation and integration efforts.

Operating Income. As a result of the foregoing, operating income decreased by $6.5 million, or 12.9%, to $44.3 million in the six months ended June 27, 2008 from $50.8 million in the six months ended June 29, 2007. As a percent of sales, operating income decreased to 7.4% in the six months ended June 27, 2008 compared to 8.3% in the six months ended June 29, 2007.

Interest Expense. Interest expense decreased by $2.3 million in the six months ended June 27, 2008 to $14.7 million from $17.0 million in the six months ended June 29, 2007. This decrease was primarily due to lower interest rates as well as scheduled reductions in the principal balance of our term-debt.

Interest and Other Income. Interest and other income increased by $0.1 million in the six months ended June 27, 2008 to $1.4 million from $1.3 million in the six months ended June 29, 2007. The increase was primarily attributable to higher interest income earned on higher total cash, cash equivalent and short-term investment balances.

Provision for Income Taxes. The effective tax rate for the six months ended June 27, 2008 was 35.8% compared to 39.0% for the six months ended June 29, 2007. The decrease in the effective tax rate was primarily due to the decrease in a liability associated with previously unrecognized tax benefits as well as higher year over year tax-free interest income generated from the investment of excess cash balances. During the six months ended June 27, 2008, we obtained resolutions on the uncertain tax positions that we took for two states and determined that we no longer needed the full amount of the accruals that we had established. As such, we made the appropriate adjustments, of which $0.8 million favorably impacted our effective tax rate for the six-month period.

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

The 8 1/8% senior subordinated notes were priced at 99.3%, or $198.6 million, of their principal amount, representing a yield to maturity of 8 1/4%. We are amortizing the discount of $1.4 million over the term of the 8 1/8% senior subordinated notes. As of June 27, 2008, the 8 1/8% senior subordinated notes had a fair market value of $193.0 million or 96.5% of par. The 8 1/8% senior subordinated notes mature on June 15, 2014 and interest is payable on June 15 and December 15 of each year.

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

Financial Condition

Working capital increased by $16.4 million to $347.6 million as of June 27, 2008 from $331.2 million as of December 28, 2007. The increase in working capital was primarily funded by cash flows from operating activities.

Cash Flow

Net cash provided by operating activities was $27.2 million in the six months ended June 27, 2008 compared to net cash provided by operating activities of $31.1 million in the six months ended June 29, 2007. The decrease of $3.9 million in net cash provided by operating activities was primarily a result of lower operating performance compared to the comparable prior year period and an increase in the working capital needs of the business. Changes in our main working capital components, which include accounts receivable, inventory and accounts payable, used $3.9 million during the six months ended June 27, 2008 compared to $0.8 million during the six months ended June 29, 2007. Changes in our main working capital components for the comparable six-month period includes the increase of purchases of inventory as we increased inventory levels to stock $7.0 million of inventory in our new west coast NDC in Salt Lake City, Utah, and temporarily increased general inventory levels by another $9.2 million to prepare for the busier summer months as well as prepare against the possibility of a potential west coast port strike, reflective of a $3.2 million increase in trade accounts payable balances as well as lower outstanding trade receivable balance of $9.9 million associated with lower sales demand from our customers.

Net cash provided by investing activities was $30.5 million in the six months ended June 27, 2008 compared to net cash used in investing activities of $8.0 million in the six months ended June 29, 2007. Net cash provided by investing activities in the six months ended June 27, 2008 was attributable to our investment of our excess cash balances which provided net proceeds from sales and maturities of short-term investments of $44.6 million offset by capital expenditures made in the ordinary course of business of $13.5 million and $0.5 million in costs related to purchases of businesses, net of cash. Net cash used in investing activities in the six months ended June 29, 2007 was attributable to capital expenditures made in the ordinary course of business.

Net cash used in financing activities totaled $2.9 million in the six months ended June 27, 2008 compared to net cash provided by financing activities of $3.4 million in the six months ended June 29, 2007. Net cash used in financing activities in the six months ended June 27, 2008 was attributable to the net decrease in the purchase card payable of $0.6 million, our repayment of $2.3 million of borrowings on our credit facility and capital lease obligations and $0.8 million in treasury stock acquired via payments to satisfy minimum statutory tax withholding requirements offset by $0.7 million of proceeds from stock options exercised and excess tax benefits from share-based compensation. Net cash provided by financing activities in the six months ended June 28, 2007 was attributable to the net increase in the purchase card payable of $4.3 million and $0.5 million in proceeds from stock options exercised and excess tax benefits from share-based compensation offset by our repayment of borrowings on our credit facility and capital lease obligations of $1.4 million.

Prior Period Correction

Subsequent to the filing of the interim condensed consolidated financial statements for the six months ended June 29, 2007, we corrected our balance sheet and statement of cash flows presentation for certain activity under a purchase card agreement. Previously, payments under this agreement made by a third-party intermediary on our behalf, and outstanding at the end of a reporting period, were classified as accounts payable in the balance sheet and related cash flows were classified as cash flows from operating activities in the statement of cash flows. We determined that the appropriate accounting treatment was to present outstanding amounts as accrued expenses and other liabilities on our balance sheet and as cash flows from financing activities, net of payments to the third-party intermediary. As a result, we have corrected the condensed consolidated statement of cash flows for the six months ended June 29, 2007 to properly present these activities. The corrections made to the condensed consolidated statement of cash flows for the six months ended June 29, 2007 include a reclassification of $4.3 million from net change in accounts payable and net cash provided by operating activities to increase in purchase card payable, net, and net cash provided by financing activities. We do not believe this constitutes a material misstatement to the statement of condensed consolidated cash flows for the six months ended June 29, 2007.

Capital Expenditures

Capital expenditures were $13.5 million in the six months ended June 27, 2008 compared to $8.0 million in the six months ended June 29, 2007. Capital expenditures as a percentage of sales were 2.3% in the six months ended June 27, 2008 compared to 1.3% in the six months ended June 29, 2007. The increases in capital expenditures are due to the upgrade of our telecommunications network, the expansion of our distribution center network, the purchase of warehouse equipment and investments in our information technology systems necessary for the integration of our AmSan acquisition.

Credit Facility

Borrowings under the term loan and the delayed draw facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.75% or at the alternate base rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus 0.75%. Borrowings under the revolving credit facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.50% or at the alternate base rate plus 0.50%. As of June 27, 2008, the interest rate in effect with respect to the term loan and the delayed draw facility was 4.23% for the LIBOR option and 5.75% for the alternate base rate option. Outstanding letters of credit under the revolving credit facility are subject to a per annum fee equal to the applicable margin under the revolving credit facility. The interest rate margin is subject to pricing adjustments at the end of each fiscal quarter based on net total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). The term loan and the delayed draw facility mature on June 23, 2013 and the revolving loan facility matures on June 23, 2012. Amounts under the term loan and the delayed draw facility are due and payable in quarterly installments equal to 1.0% of the original principal amount on an annual basis through June 23, 2013, with the balance payable in one final installment at the maturity date.

The bank credit facility, which is secured by substantially all of the assets of Interline New Jersey and is guaranteed by us and by the domestic subsidiaries of Interline New Jersey, contains affirmative, negative and financial covenants that limit Interline New Jersey’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain certain financial ratios as of the last day of each fiscal quarter, including a minimum ratio based on an adjusted and consolidated EBITDA to consolidated cash interest expense and a maximum ratio of net total indebtedness to an adjusted consolidated EBITDA. As of June 27, 2008, the maximum ratio of net total indebtedness to adjusted consolidated EBITDA was 4.0. Under the terms of the bank credit facility, effective December 26, 2008, the maximum ratio of net total indebtedness to adjusted consolidated EBITDA will be 3.5. Interline New Jersey and the Company were in compliance with all covenants at June 27, 2008.

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

As of June 27, 2008, Interline New Jersey had $10.4 million of letters of credit issued under the revolving loan facility and $215.4 million of aggregate principal outstanding under the term loan facility.

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

As of June 27, 2008, we had $89.6 million of availability under Interline New Jersey’s $100.0 million revolving credit facility.

We believe that cash and short-term investments on hand, cash flow from operations and available borrowing capacity under our new credit facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the next twelve months.

Contractual Obligations

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 28, 2007 filed with the SEC. Except for the derecognition of uncertain tax positions as discussed above and in Note 7 to our condensed consolidated financial statements, there have been no material changes to our contractual obligations since December 28, 2007.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 28, 2007 filed with the SEC. During the six months ended June 27, 2008, there were no significant changes to any of our critical accounting policies.

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

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“FAS 162”). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The provisions of FAS 162 will not have any impact on our financial position, results of operations and cash flows.

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

Interest Rate Risk

Our short-term investments portfolio is comprised of high-grade tax exempt auction rate securities, which are debt instruments, such as municipal bonds, with long-term scheduled maturities and periodic interest rate reset dates. As of June 27, 2008, we had $4.0 million in short-term investments. The values of these investments are subject to changes in interest rates. However, because the interest rates on these securities are typically reset to market prevailing rates every 35 days or less, and in some cases every 7 days or less, we do not believe the interest rate risk inherent in our portfolio was material as of June 27, 2008. Although our auction rate securities have been readily marketable, if an auction were to fail, we may not be able to sell these securities on the planned reset date thereby increasing our holding period.

Subsequent to June 27, 2008, $2.0 of our auction rate securities was called at par. However, recent uncertainties in the credit markets have prevented us and other investors from liquidating our holdings in auction rate securities. There is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not. All of our auction rate securities are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. Based upon various observable market data, we believe we will be able to liquidate our investments within the next year, and we currently believe these securities are not impaired as they are collateralized by the bonds and credit rating of the underlying issuer and insured against loss of principal and interest by bond insurers with AAA ratings. However, it could take until the final maturity of the underlying notes (over 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Our variable rate term debt is sensitive to changes in the general level of interest rates. As of June 27, 2008, the interest rate in effect with respect to our $215.4 million variable rate term debt was 4.23% for the LIBOR option and 5.75% for the alternate base rate option. While our variable rate term debt obligations expose us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance or results of operations. Based on the outstanding variable rate term debt as of June 27, 2008, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $1.1 million pre-tax change to our statement of operations for the six months ended June 27, 2008.

The fair market value of our fixed rate debt is subject to interest rate risk. As of June 27, 2008, the fair market value of our $200.0 million 8 1/8 % senior subordinated notes was $193.0 million or 96.5% of par.

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of June 27, 2008.

Derivative Financial Instruments

As of June 27, 2008, we did not have any interest rate swap exchange agreements, or swaps. Historically, we entered into derivative financial instruments from time to time, including interest rate exchange agreements, or swaps, to manage our exposure to fluctuations in interest rates on our debt. Under our former swap agreements, we pay a fixed rate on the notional amount to our banks and the banks pay us a variable rate on the notional amount equal to a base LIBOR rate.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 27, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2008, our disclosure controls and procedures were effective to (1) ensure that material information disclosed by in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

The following table summarizes repurchases of our stock, comprising entirely of shares of unvested forfeited restricted stock awards returned to us, during the three months ended June 27, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2008
(March 29 – April 25)	—	$—	—	—
May 2008
(April 26 – May 23)	—	—	—	—
June 2008
(May 24 – June 27)	300	25.04	—	—
Total	300	$25.04	—	—

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

Our 2008 Annual Meeting of Shareholders (the “2008 Annual Meeting”) was held on Thursday, May 8, 2008. The matters submitted to our shareholders for approval at the 2008 Annual Meeting included (1) the election of three Class I members of the Board of Directors for a term of three years; (2) a proposal to approve amendments to the Company’s 2004 Equity Incentive Plan, including to increase the number of shares of common stock reserved for issuance and available for grants thereunder to 3,800,000 as of January 1, 2008 and to change the method by which shares subject to full value awards granted thereunder are counted against the 2004 Equity Incentive Plan’s share limit; and (3) a proposal to ratify the selection of Deloitte & Touche, LLP as independent registered public accounting firm for the fiscal year ending December 26, 2008.

As of March 11, 2008, the record date for the 2008 Annual Meeting, there were 32,465,709 shares issued, 32,384,316 shares outstanding and 32,356,916 shares entitled to vote at the 2008 Annual Meeting. There were 31,024,473 shares present in person or by proxy, which constitutes approximately 96 percent of the shares entitled to vote at the 2008 Annual Meeting.

The tabulation of the votes present in person or by proxy at the 2008 Annual Meeting with respect to the above matters was as follows:

Director Elections

Nominee	For	Withheld
Michael E. DeDomenico	29,844,947	1,179,526
John J. Gavin	29,043,999	1,980,474
Ernest K. Jacquet	29,149,151	1,875,322

The nominees for election to the board were elected to serve until the annual meeting in 2011, and until their respective successors are elected and qualified.

Those directors whose term of office continued after the Annual Meeting were as follows: Gideon Argov, Barry J. Goldstein, Michael J. Grebe, Charles W. Santoro and Drew T. Sawyer.

Approval of amendments to the Company’s 2004 Equity Incentive Plan

For	Against	Abstained	Broker Non-Votes
24,515,034	5,457,149	626,200	426,090

Approval to ratify the selection of Deloitte & Touche LLP

For	Against	Abstained
30,979,256	36,742	8,475

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

INTERLINE BRANDS, INC.
Registrant

Date: August 5, 2008	By:	/S/ THOMAS J. TOSSAVAINEN
Thomas J. Tossavainen
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)