Form 10-Q
period 2008-09-26
INTERLINE BRANDS, INC./DE
filed 2008-11-05
CIK 1292900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 4, 2008, there were 32,397,233 shares of the registrant’s common stock outstanding (excluding 84,926 shares held in treasury), par value $0.01.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 26, 2008 AND DECEMBER 28, 2007

(in thousands, except share and per share data)

	September 26,	December 28,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$36,112	$4,975
Short-term investments	1,950	48,540
Accounts receivable - trade (net of allowance for doubtful accounts of $9,728 and $7,268)	169,468	154,571
Inventory	231,361	190,974
Prepaid expenses and other current assets	21,987	23,664
Deferred income taxes	19,178	15,359
Total current assets	480,056	438,083

Property and equipment, net	47,470	37,131
Goodwill	319,287	313,462
Other intangible assets, net	133,665	136,734
Other assets	10,837	11,424
Total assets	$991,315	$936,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$69,926	$60,159
Accrued expenses and other current liabilities	46,894	42,175
Accrued interest	4,982	838
Income taxes payable	1,581	1,173
Current portion of long-term debt	1,300	2,300
Capital lease - current	232	218
Total current liabilities	124,915	106,863

Long-Term Liabilities:
Deferred income taxes	36,653	33,351
Long-term debt, net of current portion	414,924	416,290
Capital lease - long term	287	464
Other liabilities	1,050	2,452
Total liabilities	577,829	559,420
Commitments and contingencies Senior preferred stock; $0.01 par value, 20,000,000 shares authorized; no shares outstanding as of September 26, 2008 and December 28, 2007	—	—

Shareholders’ Equity:
Common stock; $0.01 par value, 100,000,000 authorized; 32,482,159 issued and 32,397,233 outstanding as of September 26, 2008 and 32,350,188 issued and 32,308,105 outstanding as of December 28, 2007	325	324
Additional paid-in capital	571,453	567,860
Accumulated deficit	(158,081)	(191,666)
Accumulated other comprehensive income	1,485	1,751
Treasury stock, at cost, 84,926 shares as of September 26, 2008 and 42,083 shares as of December 28, 2007	(1,696)	(855)
Total shareholders’ equity	413,486	377,414
Total liabilities and shareholders’ equity	$991,315	$936,834

See accompanying notes to condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2008 AND SEPTEMBER 28, 2007

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007

Net sales	$317,504	$330,193	$918,079	$938,843
Cost of sales	196,568	204,765	571,293	583,154
Gross profit	120,936	125,428	346,786	355,689

Operating Expenses:
Selling, general and administrative expenses	87,828	88,105	261,426	260,345
Depreciation and amortization	4,319	3,540	12,300	10,758
Total operating expense	92,147	91,645	273,726	271,103
Operating income	28,789	33,783	73,060	84,586

Interest expense	(7,054)	(8,589)	(21,800)	(25,636)
Interest and other income	710	823	2,113	2,171
Income before income taxes	22,445	26,017	53,373	61,121
Income tax provision	8,709	10,029	19,788	23,718
Net income	$13,736	$15,988	$33,585	$37,403

Earnings Per Share:
Basic	$0.42	$0.50	$1.04	$1.16
Diluted	$0.42	$0.49	$1.03	$1.15

Weighted-Average Shares Outstanding:
Basic	32,376,966	32,253,728	32,357,728	32,230,971
Diluted	32,553,518	32,694,550	32,618,370	32,665,772

See accompanying notes to condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 26, 2008 AND SEPTEMBER 28, 2007

(in thousands)

	Nine Months Ended
	September 26,	September 28,
	2008	2007
Cash Flows from Operating Activities:
Net income	$33,585	$37,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,695	11,281
Amortization of debt issuance costs	852	816
Amortization of discount on 8 1/8% senior subordinated notes	109	100
Share-based compensation	2,994	4,857
Excess tax benefits from share-based compensation	(140)	(235)
Deferred income taxes	(667)	402
Provision for doubtful accounts	3,571	2,798
Loss (Gain) on disposal of property and equipment	79	(6)

Changes in assets and liabilities which provided (used) cash, net of business acquired:
Accounts receivable - trade	(16,230)	(37,530)
Inventory	(38,971)	(112)
Prepaid expenses and other current assets	1,703	1,669
Other assets	615	(837)
Accounts payable	8,428	19,501
Accrued expenses and other current liabilities	2,159	2,076
Accrued interest	4,144	1,350
Income taxes payable	513	1,872
Other liabilities	(1,394)	119
Net cash provided by operating activities	14,045	45,524

(Continued)

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)-Continued

NINE MONTHS ENDED SEPTEMBER 26, 2008 AND SEPTEMBER 28, 2007

(in thousands)

	Nine Months Ended
	September 26,	September 28,
	2008	2007
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(18,712)	(11,500)
Purchase of short-term investments	(35,531)	(75,572)
Proceeds from sales and maturities of short-term investments	82,121	47,347
Purchase of businesses, net of cash acquired	(10,330)	(3)
Net cash provided by (used in) investing activities	17,548	(39,728)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	2,324	4,877
Repayment of term debt	(2,489)	(1,813)
Payment of debt issuance costs	—	(34)
Proceeds from stock options exercised	611	485
Excess tax benefits from share-based compensation	140	235
Treasury stock acquired to satisfy minimum statutory tax withholding requirements	(808)	—
Payments on capital lease obligations	(164)	(255)
Net cash (used in) provided by financing activities	(386)	3,495
Effect of exchange rate changes on cash and cash equivalents	(70)	142
Net increase in cash and cash equivalents	31,137	9,433
Cash and cash equivalents at beginning of period	4,975	6,852
Cash and cash equivalents at end of period	$36,112	$16,285

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$16,823	$23,653
Income taxes, net of refunds	$21,124	$21,691

Schedule of Non-Cash Investing and Financing Activities:
Adjustments to liabilities assumed and goodwill on businesses acquired	$—	$2,137

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

The Company markets and sells its products primarily through ten distinct and targeted brands. The Company utilizes a variety of sales channels, including a direct sales force, telesales representatives, a direct marketing program, brand-specific websites and a national accounts sales program. The Company delivers its products through its network of regional distribution centers and professional contractor showrooms located throughout the United States and Canada, two national distribution centers, vendor managed inventory locations at large professional contractor customer locations and its dedicated fleet of trucks. Through its broad distribution network, the Company is able to provide same day/next day delivery service to 98% of the U.S. population.

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

Prior Period Correction

Subsequent to the filing of the interim condensed consolidated financial statements for the nine months ended September 28, 2007, the Company corrected its balance sheet and statement of cash flows presentation for certain activity under a purchase card agreement. Previously, payments under this agreement made by a third-party intermediary on the Company’s behalf, and outstanding at the end of a reporting period, were classified as accounts payable in the balance sheet and related cash flows were classified as cash flows from operating activities in the statement of cash flows. The Company determined that the appropriate accounting treatment was to present outstanding amounts as accrued expenses and other liabilities on its balance sheet and as cash flows from financing activities, net of payments to the third-party intermediary. As a result, the Company has corrected the condensed consolidated statement of cash flows for the nine months ended September 28, 2007 to properly present these activities. The Company does not believe this constitutes a material misstatement to the condensed consolidated statement of cash flows for the nine months ended September 28, 2007.

The corrections made to the interim condensed consolidated statement of cash flows for the nine months ended September 28, 2007 are as follows (in thousands):

	As Reported	Adjustment	As Corrected
Net change in accounts payable	$24,378	$(4,877)	$19,501
Net cash provided by operating activities	$50,401	$(4,877)	$45,524
Increase in purchase card payable, net	$—	$4,877	$4,877
Net cash (used) provided by financing activities	$(1,382)	$4,877	$3,495

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

Our net sales for the three and nine months ended September 26, 2008 and September 28, 2007 by product category were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
Product Category	2008	2007	2008	2007
Plumbing	$86,361	$97,407	$263,508	$289,267
Janitorial and sanitary	80,328	74,954	225,423	215,275
Heating, ventilation and air conditioning	36,830	34,941	96,638	89,241
Electrical and lighting	28,575	39,928	86,453	97,500
Appliances and parts	18,733	20,472	52,721	54,001
Security	15,876	16,510	47,350	47,238
Hardware and tools	13,970	15,519	40,996	43,239
Other	36,831	30,462	104,990	103,082
Total	$317,504	$330,193	$918,079	$938,843

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a listing of the Company’s assets required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of September 26, 2008 (in thousands):

	Significant
	Unobservable	Fair Value at
	Inputs	September 26,
	(Level 3)	2008
Auction rate securities(1)	$1,950	$1,950
Total	$1,950	$1,950

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

The table below includes a rollforward of the Company’s investments in auction rate securities from December 28, 2007 to September 26, 2008 and a reclassification of these investments from Level 1 to Level 3 in the valuation hierarchy (in thousands):

	Quoted	Significant
	Prices in	Unobservable
	Active	Inputs
	(Level 1)	(Level 3)
Fair value at December 28, 2007	$48,540	$—
Purchase	35,531	—
Sales	(78,071)	(4,050)
Transfers (out) in	(6,000)	6,000
Fair value at September 26, 2008	$—	$1,950

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

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company is currently evaluating the impact the provisions of FAS 161 will have on its financial position, results of operations and cash flows.

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

In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FAS 157-3”). FSP 157-3 clarifies the application of FAS 157 in a market that is not active. The Company considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of September 26, 2008, and the impact was not material to the Company’s financial position, results of operations and cash flows.

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

3.                                      ACQUISITION

On August 21, 2008, Interline New Jersey completed the acquisition of Eagle Maintenance Supply, Inc. (“Eagle”) for a purchase price of $9.7 million in cash, including transaction fees of $0.1 million. Eagle is a distributor of janitorial and sanitary supplies to the institutional marketplace. This acquisition represents an expansion of the Company’s institutional facilities maintenance business. The acquisition was accounted for in accordance with FASB Statement No. 141, Business Combinations (“FAS 141”). The results of Eagle have been included in the Company’s condensed consolidated financial statements since August 22, 2008.

Given the recent acquisition date, the Company has not completed its allocation of the purchase price; therefore, the final fair value assessment is not yet complete. Currently, of the $9.7 million purchase price, $2.1 million was allocated to the net assets, $0.1 million was allocated to non-compete agreements and have a weighted-average useful life of 18 months, $1.9 million was allocated to customer relationships and have a weighted-average useful life of approximately 10 years and the remaining $5.6 million was allocated to goodwill. This acquisition was treated as a purchase and sale of assets for federal income tax purposes. Accordingly, the $5.6 million allocated to goodwill is expected to be deductible for tax purposes. The Company expects to complete the allocation process during the second quarter of fiscal 2009.

4.                                      RESTRUCTURING AND ACQUISITION ACCRUALS

Restructuring Accruals

During the three months ended September 26, 2008, the Company has undertaken significant changes in its cost structure. These operational initiatives focus on reducing the Company’s overall operating cost structure. We took the following specific actions during the three months ended September 26, 2008:

•                            reduced our workforce; and

•                            closed and consolidated certain facilities.

The restructuring charges related to these various initiatives were $1.7 million during the three months ended September 26, 2008 and are included as part of selling, general and administrative expenses in the Company’s statement of earnings. The following table summarizes the changes to accruals assumed in connection with the Company’s restructuring, which are included in accrued expenses and other current liabilities (in thousands):

	Employee Separation Costs	Facility Closing and Other Costs	Total
Balance at December 28, 2007	$—	$—	$—
Provisions	1,128	576	1,704
Payments	(334)	—	(334)
Write-offs	—	(67)	(67)
Balance at September 26, 2008	$794	$509	$1,303

Employee separation costs include severance pay and other related benefits. Facility closing and other costs include lease tails, property and equipment disposals and other shut-down expenses.

Acquisition Accruals

The following table summarizes the changes to accruals assumed in connection with the Company’s business combinations, which are included in accrued expenses and other current liabilities (in thousands):

	Employee Severance and Relocation	Facility Closing and Other Costs	Total
Balance at December 28, 2007	$268	$4,177	$4,445
Payments	(108)	(688)	(796)
Balance at September 26, 2008	$160	$3,489	$3,649

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

The following summarizes the shares of common stock used to calculate earnings per share including the potentially dilutive impact of stock options, restricted stock, restricted share units and deferred stock units, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Weighted average shares outstanding - basic	32,376,966	32,253,728	32,357,728	32,230,971
Dilutive shares resulting from:
Stock options	46,038	396,751	136,512	359,654
Restricted stock	1,214	15,368	2,782	21,647
Restricted share units	93,986	9,677	91,211	46,112
Deferred stock units	35,314	19,026	30,137	7,388
Weighted average shares outstanding - diluted	32,553,518	32,694,550	32,618,370	32,665,772

During the three months ended September 26, 2008 and September 28, 2007, stock options to purchase 1,837,313 shares and 1,145,427 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive. During the nine months ended September 26, 2008 and September 28, 2007, stock options to purchase 1,823,099 shares and 988,202 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive.

6.                                      COMPREHENSIVE INCOME

Comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The components of comprehensive income for the three and nine months ended September 26, 2008 and September 28, 2007 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Net income	$13,736	$15,988	$33,585	$37,403
Other comprehensive income (loss):
Amortization of unrecognized gain on employee benefits	3	(49)	9	(127)
Foreign currency translation	(116)	332	(275)	730
Total comprehensive income	$13,623	$16,271	$33,319	$38,006

7.                                      SHARE-BASED COMPENSATION

During the three months ended September 26, 2008 and September 28, 2007, share-based compensation expense was $0.6 million and $1.7 million, respectively. During the nine months ended September 26, 2008 and September 28, 2007, share-based compensation expense was $3.0 million and $4.9 million, respectively. As of September 26, 2008, there was $6.2 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. The expense is expected to be recognized over a weighted-average period of 2.6 years.

During the three months ended September 26, 2008 and  September 28, 2007, the Company did not grant any stock options. During the nine months ended September 26, 2008 and September 28, 2007, the Company granted 451,274 and 485,346 stock options, respectively, with a weighted-average grant date fair value of $6.65 and $6.88, respectively. As permitted by FASB Statement No. 123 (revised 2004), Share-Based Compensation, (“FAS 123R”) the fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility is based on historical performance of the Company’s stock. The Company also uses historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The Black-Scholes weighted-average assumptions were as follows:

	Nine Months Ended
	September 26,	September 28,
	2008	2007
Expected volatility	33.6%	27.0%
Expected dividends	0.0%	0.0%
Risk-free interest rate	2.9%	4.5%
Expected life (in years)	5.0	5.0

There were no stock options exercised during the three months ended September 26, 2008. Stock options exercised during the three months ended  September 28, 2007 were 8,704 with an intrinsic value of $0.1 million. Stock options exercised during the nine months ended September 26, 2008 and September 28, 2007 were 38,595 and 32,067, respectively, with an intrinsic value of $0.1 million and $0.3 million, respectively.

A summary status of restricted stock, restricted share units and deferred stock units as of September 26, 2008 and changes during the period then ended is presented below:

	Restricted Stock		Restricted Share Units		Deferred Stock Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at December 28, 2007	79,482	$17.73	369,252	$22.22	27,283	$24.10
Granted	—	—	188,159	19.61	12,620	16.49
Vested	(57,082)	15.37	(93,376)	23.35	—	—
Forfeited	(1,300)	25.04	(12,677)	21.88	—	—
Outstanding at September 26, 2008	21,100	$23.67	451,358	$20.91	39,903	$21.69

During the nine months ended September 26, 2008 and September 28, 2007, 57,082 and 54,770 shares of restricted stock vested, respectively. The total fair value of restricted stock vested during the nine months ended September 26, 2008 and September 28, 2007 was $1.1 million and $1.1 million, respectively. During the nine months ended September 26, 2008, 93,376 shares of restricted share units vested. The total fair value of restricted share units vested during the nine months ended September 26, 2008 was $1.8 million. No restricted share units vested during the nine months ended September 28, 2007.

8.                                      INCOME TAXES

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

A reconciliation of the gross beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 28, 2007	$1,785
Additions for tax positions taken during prior years	35
Settlements with taxing authorities	(1,508)
Balance at September 26, 2008	$312

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

The Company is a holding company whose only asset is the stock of its subsidiaries. The Company conducts virtually all of its business operations through Interline New Jersey. Accordingly, the Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in Interline New Jersey that are derived from the earnings and cash flow generated by Interline New Jersey. Through September 26, 2008, no dividends have been paid.

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

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF SEPTEMBER 26, 2008

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$35,813	$299	$—	$36,112
Short-term investments	—	1,950	—	—	1,950
Accounts receivable - trade	—	135,845	33,623	—	169,468
Inventory	—	205,276	26,085	—	231,361
Intercompany receivable	—	—	114,144	(114,144)	—
Other current assets	—	38,286	2,879	—	41,165
Total current assets	—	417,170	177,030	(114,144)	480,056

Property and equipment, net	—	44,169	3,301	—	47,470
Goodwill	—	247,442	71,845	—	319,287
Other intangible assets, net	—	91,461	42,204	—	133,665
Investment in subsidiaries	413,486	288,182	—	(701,668)	—
Other assets	—	2,421	8,416	—	10,837
Total assets	$413,486	$1,090,845	$302,796	$(815,812)	$991,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$66,059	$3,867	$—	$69,926
Accrued expenses and other current liabilities	—	45,777	7,680	—	53,457
Intercompany payable	—	114,144	—	(114,144)	—
Debt and capital lease - short-term	—	1,527	5	—	1,532
Total current liabilities	—	227,507	11,552	(114,144)	124,915

Long-Term Liabilities:
Term debt and capital lease - long-term	—	412,927	2,284	—	415,211
Other liabilities	—	36,925	778	—	37,703
Total liabilities	—	677,359	14,614	(114,144)	577,829

Senior preferred stock	—	637,968	—	(637,968)	—

Shareholders’ equity (deficit)	413,486	(224,482)	288,182	(63,700)	413,486
Total liabilities and shareholders’ equity	$413,486	$1,090,845	$302,796	$(815,812)	$991,315

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF DECEMBER 28, 2007

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$7,564	$18	$(2,607)	$4,975
Short-term investments	—	48,540	—	—	48,540
Accounts receivable - trade	—	127,482	27,089	—	154,571
Inventory	—	172,431	18,543	—	190,974
Intercompany receivable	—	—	113,867	(113,867)	—
Other current assets	—	34,612	4,411	—	39,023
Total current assets	—	390,629	163,928	(116,474)	438,083

Property and equipment, net	—	34,188	2,943	—	37,131
Goodwill	—	247,198	66,264	—	313,462
Other intangible assets, net	—	95,403	41,331	—	136,734
Investment in subsidiaries	377,414	260,200	—	(637,614)	—
Other assets	—	1,710	9,714	—	11,424
Total assets	$377,414	$1,029,328	$284,180	$(754,088)	$936,834

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$49,770	$12,996	$(2,607)	$60,159
Accrued expenses and other current liabilities	—	37,281	6,905	—	44,186
Intercompany payable	—	113,867	—	(113,867)	—
Debt and capital lease - short-term	—	2,508	10	—	2,518
Total current liabilities	—	203,426	19,911	(116,474)	106,863

Long-Term Liabilities:
Term debt and capital lease - long-term	—	413,465	3,289	—	416,754
Other liabilities	—	35,023	780	—	35,803
Total liabilities	—	651,914	23,980	(116,474)	559,420

Senior preferred stock	—	575,571	—	(575,571)	—

Shareholders’ equity (deficit)	377,414	(198,157)	260,200	(62,043)	377,414
Total liabilities and shareholders’ equity	$377,414	$1,029,328	$284,180	$(754,088)	$936,834

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 26, 2008

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$242,807	$74,697	$—	$317,504
Cost of sales	—	149,412	47,156	—	196,568
Gross profit	—	93,395	27,541	—	120,936

Operating Expenses:
Selling, general and administrative expenses	—	73,055	14,773	—	87,828
Depreciation and amortization	—	3,642	677	—	4,319
Equity earnings of subsidiaries	(22,445)	(9,168)	—	31,613	—
Total operating expense	(22,445)	67,529	15,450	31,613	92,147
Operating income	22,445	25,866	12,091	(31,613)	28,789

Interest and other (expense) income, net	—	(5,252)	(533)	(559)	(6,344)
Income before income taxes	22,445	20,614	11,558	(32,172)	22,445
Income tax provision	8,709	4,601	4,108	(8,709)	8,709
Net income	13,736	16,013	7,450	(23,463)	13,736
Preferred stock dividends	—	(21,516)	—	21,516	—
Net income (loss) attributable to common stockholders	$13,736	$(5,503)	$7,450	$(1,947)	$13,736

(1)          The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2007

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$260,828	$69,365	$—	$330,193
Cost of sales	—	161,728	43,037	—	204,765
Gross profit	—	99,100	26,328	—	125,428

Operating Expenses:
Selling, general and administrative expenses	—	73,495	14,610	—	88,105
Depreciation and amortization	—	2,881	659	—	3,540
Equity earnings of subsidiaries	(26,017)	(21,169)	—	47,186	—
Total operating expense	(26,017)	55,207	15,269	47,186	91,645
Operating income	26,017	43,893	11,059	(47,186)	33,783

Interest and other (expense) income, net	—	(11,094)	3,747	(419)	(7,766)
Income before income taxes	26,017	32,799	14,806	(47,605)	26,017
Income tax provision	10,029	7,685	2,344	(10,029)	10,029
Net income	15,988	25,114	12,462	(37,576)	15,988
Preferred stock dividends	—	(18,758)	—	18,758	—
Net income (loss) attributable to common stockholders	$15,988	$6,356	$12,462	$(18,818)	$15,988

(1)          The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2008

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$707,703	$210,376	$—	$918,079
Cost of sales	—	439,266	132,027	—	571,293
Gross profit	—	268,437	78,349	—	346,786

Operating Expenses:
Selling, general and administrative expenses	—	217,668	43,758	—	261,426
Depreciation and amortization	—	10,295	2,005	—	12,300
Equity earnings of subsidiaries	(53,373)	(18,128)	—	71,501	—
Total operating expense	(53,373)	209,835	45,763	71,501	273,726
Operating income	53,373	58,602	32,586	(71,501)	73,060

Interest and other (expense) income, net	—	(16,262)	(2,236)	(1,189)	(19,687)
Income before income taxes	53,373	42,340	30,350	(72,690)	53,373
Income tax provision	19,788	8,755	11,033	(19,788)	19,788
Net income	33,585	33,585	19,317	(52,902)	33,585
Preferred stock dividends	—	(62,397)	—	62,397	—
Net income (loss) attributable to common stockholders	$33,585	$(28,812)	$19,317	$9,495	$33,585

(1)          The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2007

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$737,873	$200,970	$—	$938,843
Cost of sales	—	458,796	124,358	—	583,154
Gross profit	—	279,077	76,612	—	355,689

Operating Expenses:
Selling, general and administrative expenses	—	216,633	43,712	—	260,345
Depreciation and amortization	—	8,763	1,995	—	10,758
Equity earnings of subsidiaries	(61,121)	(30,599)	—	91,720	—
Total operating expense	(61,121)	194,797	45,707	91,720	271,103
Operating income	61,121	84,280	30,905	(91,720)	84,586

Interest and other (expense) income, net	—	(32,721)	10,043	(787)	(23,465)
Income before income taxes	61,121	51,559	40,948	(92,507)	61,121
Income tax provision	23,718	14,156	9,562	(23,718)	23,718
Net income	37,403	37,403	31,386	(68,789)	37,403
Preferred stock dividends	—	(54,396)	—	54,396	—
Net income (loss) attributable to common stockholders	$37,403	$(16,993)	$31,386	$(14,393)	$37,403

(1)          The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2008

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$—	$32,239	$(18,194)	$—	$14,045
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(17,506)	(1,206)	—	(18,712)
Purchase of short-term investments	—	(35,531)	—	—	(35,531)
Proceeds from sales and maturities of short-term investments	—	82,121	—	—	82,121
Purchase of businesses, net of cash acquired	—	(10,306)	(24)	—	(10,330)
Other	—	(19,708)	—	19,708	—
Net cash provided by (used in) investing activities	—	(930)	(1,230)	19,708	17,548
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	2,324	—	—	2,324
Repayment of debt and capital lease obligations	—	(2,650)	(3)	—	(2,653)
Other	—	(57)	19,708	(19,708)	(57)
Net cash (used in) provided by financing activities	—	(383)	19,705	(19,708)	(386)
Effect of exchange rate changes on cash and cash equivalents	—	(70)	—	—	(70)
Net increase in cash and cash equivalents	—	30,856	281	—	31,137
Cash and cash equivalents at beginning of period	—	7,564	18	(2,607)	4,975
Cash and cash equivalents at end of period	$—	$38,420	$299	$(2,607)	$36,112

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2007

(in thousands)

	Parent	Subsidiary	Guarantor	Consolidating
	Company	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$—	$43,997	$1,232	$295	$45,524
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(10,374)	(1,126)	—	(11,500)
Purchase of short-term investments	—	(75,572)	—	—	(75,572)
Proceeds from sales and maturities of short-term investments	—	47,347	—	—	47,347
Purchase of businesses, net of cash acquired	—	3	209	(215)	(3)
Net cash provided by (used in) investing activities	—	(38,596)	(917)	(215)	(39,728)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	4,877	—	—	4,877
Repayment of debt and capital lease obligations	—	(1,970)	(98)	—	(2,068)
Other	—	686	(215)	215	686
Net cash (used in) provided by financing activities	—	3,593	(313)	215	3,495
Effect of exchange rate changes on cash and cash equivalents	—	142	—	—	142
Net increase in cash and cash equivalents	—	9,136	2	295	9,433
Cash and cash equivalents at beginning of period	—	8,783	15	(1,946)	6,852
Cash and cash equivalents at end of period	$—	$17,919	$17	$(1,651)	$16,285

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

•                  credit market contractions,

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

•                  currency exchange rates,

•                  the loss of significant customers,

•                  our ability to accurately predict market trends,

•                  failure to locate, acquire and successfully integrate acquisition candidates,

•                  dependence on key employees,

•                  our inability to protect trademarks,

•                  adverse publicity and litigation,

•                  our level of debt,

•                  interest rate fluctuations,

•                  future cash flows,

•                  changes in consumer preferences,

•                  labor and benefit costs,

•                  weather conditions,

•                  the other factors described under “Part II. Item 1A—Risk Factors” in this Quarterly Report on Form 10-Q, and

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

Overview

We are a leading national distributor and direct marketer of maintenance, repair and operations (“MRO”) products. We stock approximately 100,000 plumbing, electrical, hardware, security, heating, ventilation and air conditioning (“HVAC”), janitorial and sanitary and other MRO products and sell to a diversified customer base made up of professional contractors, facilities maintenance professionals and specialty distributors. Our products are primarily used for the repair, maintenance, remodeling and refurbishment of properties and non-industrial facilities. We are able to realize high margins by focusing on repair, maintenance, remodeling and refurbishment customers, who generally make smaller, more frequent purchases and require high levels of service. Our diverse customer base includes facilities maintenance customers, which consist of multi-family housing facilities, educational institutions, lodging and health care facilities, government properties and building service contractors; professional contractors who are primarily involved in the repair, remodeling and construction of residential and non-industrial facilities; and specialty distributors, including plumbing and hardware retailers. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

We market and sell our products primarily through ten distinct and targeted brands, each of which is nationally recognized in the markets we serve for providing premium products at competitive prices with reliable same-day and/or next-day delivery. Our Wilmar, Sexauer, Maintenance USA and AmSan brands generally serve our facilities maintenance customers; our Barnett, U.S. Lock, Sun Star and Copperfield brands generally serve our professional contractor customers; and our Hardware Express and AF Lighting brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of over 625 field sales representatives and over 450 telesales and customer service representatives, a direct marketing program of approximately five million pieces annually, brand-specific websites and a national accounts sales program. We deliver our products through our network of two national distribution centers (“NDCs”), 71 regional distribution centers, 36 professional contractor showrooms located throughout the United States and Canada,  24 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks. Our broad distribution network allows us the ability to provide reliable, same-day and/or next-day delivery service to 98% of the U.S. population.

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

Results of Operations

The following table presents information derived from the condensed consolidated statements of earnings expressed as a percentage of revenues for the three and nine months ended September 26, 2008 and September 28, 2007:

	% of Net Sales		% Increase	% of Net Sales		% Increase
	Three Months Ended		(Decrease)	Nine Months Ended		(Decrease)
	September 26,	September 28,	2008	September 26,	September 28,	2008
	2008	2007	vs. 2007 (1)	2008	2007	vs. 2007 (1)
Net sales	100.0%	100.0%	(3.8)%	100.0%	100.0%	(2.2)%
Cost of sales	61.9	62.0	(4.0)	62.2	62.1	(2.0)
Gross profit	38.1	38.0	(3.6)	37.8	37.9	(2.5)

Operating Expenses:
Selling, general and administrative expenses	27.7	26.7	(0.3)	28.5	27.7	0.4
Depreciation and amortization	1.4	1.1	22.0	1.3	1.1	14.3
Total operating expense	29.0	27.8	0.5	29.8	28.9	1.0
Operating income	9.1	10.2	(14.8)	8.0	9.0	(13.6)

Interest expense	(2.2)	(2.6)	(17.9)	(2.4)	(2.7)	(15.0)
Interest income and other income	0.2	0.2	(13.7)	0.2	0.2	(2.7)
Income before income taxes	7.1	7.9	(13.7)	5.8	6.5	(12.7)
Income tax provision	(2.7)	(3.0)	(13.2)	(2.2)	(2.5)	(16.6)
Net income	4.3%	4.8%	(14.1)%	3.7%	4.0%	(10.2)%

(1)          Percent increase (decrease) represents the actual change as a percent of the prior year’s result.

Overview. During the three months ended September 26, 2008, our sales declined 3.8%. We believe this decline is associated with the widely reported general economic downturn and credit crisis. Demand from customers in our facilities maintenance end-markets, which make up 70% of our total sales and includes residential multi-family housing and institutional MRO customers, declined 2.4% during the third quarter of 2008 compared to the third quarter of 2007. Demand from our professional contractor and specialty distributor customers, which represent 19% and 11% of our total sales, respectively, declined 10.1% and 3.6%, respectively. Demand from these customers continues to be impacted by the prolonged declines in residential new construction activity and renovations activity. Net income as a percentage of sales was 4.3% in the third quarter compared to 4.8% in the comparable prior year period. The decline in net income is a result of lower sales, costs associated with our previously discussed operational initiatives, such as headcount reductions and closing underperforming professional contractor showrooms as well as higher fixed costs, such as rent expense and other occupancy costs, driven by our Auburn, Massachusetts, and Richmond, Virginia distribution center consolidations and our new NDC in Salt Lake City, Utah, which opened during the third quarter. These higher costs were offset in part by decreases in performance-based bonus and share-based compensation expense and lower interest expense associated with a lower interest rate environment. We will continue to work on lowering our operating costs in the near term while continuing to invest in our operating platform for the long term.

Three Months Ended September 26, 2008 Compared to Three Months Ended September 28, 2007

Net Sales. Our net sales decreased by $12.7 million, or 3.8%, to $317.5 million in the three months ended September 26, 2008 from $330.2 million in the three months ended September 28, 2007. The decline in sales resulted from the net impact of a 2.4% decrease in sales to our facilities maintenance customers and a continued decline in sales to our professional contractor and specialty distributor customers of 10.1% and 3.6%, respectively. We expect sales to our facilities maintenance, professional contractor and specialty distributor end-markets to remain weak during the remainder of 2008 as the general economic downturn and credit crisis is expected to continue to affect the housing market.

Gross Profit. Gross profit decreased by $4.5 million, or 3.6%, to $120.9 million in the three months ended September 26, 2008 from $125.4 million in the three months ended September 28, 2007 as a direct result of the decrease in sales. Our gross profit margin increased 10 basis points to 38.1% for the three months ended September 26, 2008 compared to 38.0% for the three months ended September 28, 2007. The increase in gross margin is primarily due to a change in sales mix as well as an increase in freight revenue, as we continue to manage the increase in rising fuel costs.

Selling, General and Administrative Expenses. SG&A expenses decreased by $0.3 million, or 0.3% to $87.8 million in the three months ended September 26, 2008 from $88.1 million in the three months ended September 28, 2007. As a percent of sales, SG&A increased to 27.7% for the three months ended September 26, 2008 compared to 26.7% for the three months ended September 28, 2007. The increase in SG&A expenses is primarily due to costs associated with our previously discussed operational initiatives, such as headcount reductions and closing underperforming professional-contractor showrooms as well as project expenses associated with the consolidation of certain distribution centers into our Auburn, Massachusetts, and Richmond, Virginia, locations and our investment in a west coast NDC in Salt Lake City, Utah, offset by lower performance-based bonus and share-based compensation expense.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.8 million to $4.3 million in the three months ended September 26, 2008 from $3.5 million in the three months ended September 28, 2007. As a percentage of sales, depreciation and amortization was 1.4% or 30 basis points higher than the 1.1% in the comparable prior year period. These increases were due to higher depreciation resulting from our higher capital spending associated with our information systems infrastructure and distribution center consolidation and integration efforts.

Operating Income. As a result of the foregoing, operating income decreased by $5.0 million, or 14.8%, to $28.8 million in the three months ended September 26, 2008 from $33.8 million in the three months ended September 28, 2007. As a percent of sales, operating income decreased to 9.1% in the three months ended September 26, 2008 compared to 10.2% in the three months ended September 28, 2007.

Interest Expense. Interest expense decreased by $1.5 million in the three months ended September 26, 2008 to $7.1 million from $8.6 million in the three months ended September 28, 2007. This decrease was primarily due to lower interest rates as well as scheduled reductions in the principal balance of our term-debt.

Interest and Other Income. Interest and other income decreased $0.1 million to $0.7 million in the three months ended September 26, 2008 compared to $0.8 million in the three months ended September 28, 2007. The decrease was primarily attributable to lower interest income earned on lower short-term investment balances.

Provision for Income Taxes. The effective tax rate for the three months ended September 26, 2008 was 38.8% compared to 38.5% for the three months ended September 28, 2007. The decrease in the effective tax rate was primarily due to lower tax-free interest income.

Nine Months Ended September 26, 2008 Compared to Nine Months Ended September 28, 2007

Net Sales. Our net sales decreased by $20.8 million, or 2.2%, to $918.1 million in the nine months ended September 26, 2008 from $938.8 million in the nine months ended September 28, 2007. The decline in sales resulted from the net impact of a 1.4% increase in sales to our facilities maintenance customers offset by a decline in sales to our professional contractor and specialty distributor customers of 11.4% and 7.0%, respectively. We expect sales to our facilities maintenance, professional contractor and specialty distributor end-markets to remain weak during the remainder of 2008 as the general economic downturn and credit crisis is expected to continue specifically with respect to the housing market.

Gross Profit. Gross profit decreased by $8.9 million, or 2.5%, to $346.8 million in the nine months ended September 26, 2008 from $355.7 million in the nine months ended September 28, 2007 as a direct result of the decrease in sales as well as the slightly lower gross profit margin on those sales during the period. Our gross profit margin decreased 10 basis points to 37.8% for the nine months ended September 26, 2008 compared to 37.9% for the nine months ended September 28, 2007. The decrease in gross margin is due to an increase in sales of lower margin products, such as HVAC products, offset by continued operating efficiencies at our Nashville NDC.

Selling, General and Administrative Expenses. SG&A expenses increased by $1.1 million, or 0.4% to $261.4 million in the nine months ended September 26, 2008 from $260.3 million in the nine months ended September 28, 2007. As a percent of sales, SG&A increased 80 basis points to 28.5% for the nine months ended September 26, 2008 compared to 27.7% for the nine months ended September 28, 2007. The increase in SG&A expenses is primarily due to project expenses associated with the consolidation of distribution operations in Auburn, Massachusetts, and Richmond, Virginia, as well as investment in a west coast NDC in Salt Lake

City, Utah, and costs associated with our previously discussed operational initiatives, such as headcount reduction and closing underperforming professional-contractor showrooms, costs associated with a previously announced executive’s transition and higher fixed costs, such as rent expense and other occupancy costs. These costs were offset in part by lower performance-based bonus and share-based compensation expense.

Depreciation and Amortization. Depreciation and amortization expense increased by $1.5 million to $12.3 million in the nine months ended September 26, 2008 from $10.8 million in the nine months ended September 28, 2007. As a percentage of sales, depreciation and amortization was 1.3% or 20 basis points higher than the 1.1% in the comparable prior year period. These increases were due to higher depreciation resulting from our higher capital spending associated with our information systems infrastructure and distribution center consolidation and integration efforts.

Operating Income. As a result of the foregoing, operating income decreased by $11.5 million, or 13.6%, to $73.1 million in the nine months ended September 26, 2008 from $84.6 million in the nine months ended September 28, 2007. As a percent of sales, operating income decreased to 8.0% in the nine months ended September 26, 2008 compared to 9.0% in the nine months ended September 28, 2007.

Interest Expense. Interest expense decreased by $3.8 million in the nine months ended September 26, 2008 to $21.8 million from $25.6 million in the nine months ended September 28, 2007. This decrease was primarily due to lower interest rates as well as scheduled reductions in the principal balance of our term-debt.

Interest and Other Income. Interest and other income decreased by $0.1 million in the nine months ended September 26, 2008 to $2.1 million from $2.2 million in the nine months ended September 28, 2007. The decrease was primarily attributable to lower interest income earned on lower short-term investment balances.

Provision for Income Taxes. The effective tax rate for the nine months ended September 26, 2008 was 37.1% compared to 38.8% for the nine months ended September 28, 2007. The decrease in the effective tax rate was primarily due to the decrease in a liability associated with previously unrecognized tax benefits. During the nine months ended September 26, 2008, we obtained resolutions on the uncertain tax positions that we took for two states and determined that we no longer needed the full amount of the accruals that we had established. As such, we made the appropriate adjustments, of which $0.8 million favorably impacted our effective tax rate for the nine-month period.

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

We have $200.0 million of 8 1/8% senior subordinated notes due 2014 and a $330.0 million bank credit facility. The bank credit facility consists of a $230.0 million 7-year term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit. As of September 26, 2008, Interline New Jersey had $9.6 million of letters of credit issued under the revolving loan facility and $215.1 million of aggregate principal outstanding under the term loan facility.

The 8 1/8% senior subordinated notes were priced at 99.3%, or $198.6 million, of their principal amount, representing a yield to maturity of 8¼%. We are amortizing the discount of $1.4 million over the term of the 8 1/8% senior subordinated notes. As of September 26, 2008, the 8 1/8% senior subordinated notes had a fair market value of $184.0 million or 92.0% of par. The 8 1/8% senior subordinated notes mature on June 15, 2014 and interest is payable on June 15 and December 15 of each year.

The debt instruments of Interline New Jersey, primarily the credit facility entered into on June 23, 2006 and the indenture governing the terms of the 8 1/8% senior subordinated notes, contain significant restrictions on the payment of dividends and distributions to us by Interline New Jersey. Interline New Jersey’s credit facility allows it to pay dividends, make distributions to us or make investments in us in an aggregate amount not to exceed $2.0 million during any fiscal year, so long as Interline New Jersey is not in default or would be in default as a result of such payments. The indenture also permits annual payments of up to $7.5 million in respect of our stock option or other benefit plans for management or employees and (provided Interline New Jersey is not in default) aggregate payments of up to $40.0 million depending on the pro forma net leverage ratio as of the last day of the previous quarter. In addition, the indenture for the 8 1/8% senior subordinated notes generally restricts the ability of Interline New Jersey to pay distributions to us and to make advances to, or investments in, us to an amount generally equal to 50% of the net income of Interline New Jersey, plus an amount equal to the net proceeds from certain equity issuances, subject to compliance with a leverage ratio and no default having occurred and continuing. The indenture also contains certain permitted exceptions including (1) allowing us to pay our franchise taxes and other fees required to maintain our corporate existence, to pay for general corporate and overhead expenses (up to $3.0 million annually) and to pay expenses incurred in connection with certain financing, acquisition or disposition transactions, in an aggregate amount not to exceed $10.0 million per year; (2) allowing certain other tax payments; and (3) allowing certain permitted distributions up to $75.0 million. For a further description of the credit facility, see “—Credit Facility” below.

Financial Condition

Working capital increased by $23.9 million to $355.1 million as of September 26, 2008 from $331.2 million as of December 28, 2007. The increase in working capital was primarily funded by cash flows from operating activities.

Cash Flow

Net cash provided by operating activities was $14.0 million in the nine months ended September 26, 2008 compared to net cash provided by operating activities of $45.5 million in the nine months ended September 28, 2007. The decrease of $31.5 million in net cash provided by operating activities was primarily a result of lower operating performance compared to the comparable prior year period and an increase in the working capital of the business. Changes in our main working capital components, which include accounts receivable, inventory and accounts payable, used $46.8 million during the nine months ended September 26, 2008 compared to $18.1 million during the nine months ended September 28, 2007. Changes in our main working capital components for the comparable nine-month period includes the increase of inventory of $38.9 million, an increase in trade accounts payable of $11.1 million and a decrease in trade accounts receivable of $21.3 million. The change in inventory is primarily a result of the increased inventory levels to stock $12.7 million of inventory in our new west coast NDC in Salt Lake City, Utah, $7.0 million to support our growing janitorial and sanitary product group and $2.9 million in other new MRO product offerings. The increase in trade accounts payable is reflective of higher year over year purchases of inventory and the decrease in trade accounts receivable is reflective of lower relative sales demand from our customers.

Net cash provided by investing activities was $17.5 million in the nine months ended September 26, 2008 compared to net cash used in investing activities of $39.7 million in the nine months ended September 28, 2007. Net cash provided by investing activities in the nine months ended September 26, 2008 was attributable to our investment of our excess cash balances which provided net proceeds from sales and maturities of short-term investments of $46.6 million offset by capital expenditures made in the ordinary course of business of $18.7 million and $10.3 million in costs related to purchases of businesses, net of cash. Net cash used in investing activities in the nine months ended September 28, 2007 was attributable to capital expenditures made in the ordinary course of business of $11.5 million and $28.2 million in net investments in short-term investments comprised of tax-exempt auction rate securities and variable-rate demand notes.

Net cash used in financing activities totaled $0.4 million in the nine months ended September 26, 2008 compared to net cash provided by financing activities of $3.5 million in the nine months ended September 28, 2007. Net cash used in financing activities in the nine months ended September 26, 2008 was attributable to our repayment of $2.7 million of borrowings on our credit facility and capital lease obligations and $0.8 million in treasury stock acquired via payments to satisfy minimum statutory tax withholding requirements offset by the net increase in purchase card payable of $2.3 million and $0.8 million of proceeds from stock options exercised and excess tax benefits from share-based compensation. Net cash provided by financing activities in the nine months ended September 28, 2007 was attributable to the net increase in purchase card payable of $4.9 million and $0.7 million of proceeds from stock options exercised and excess tax benefits from share-based compensation offset by our repayment of $2.1 million of borrowings on our credit facility and capital lease obligations.

Prior Period Correction

Subsequent to the filing of the interim condensed consolidated financial statements for the nine months ended September 28, 2007, we corrected our balance sheet and statement of cash flows presentation for certain activity under a purchase card agreement. Previously, payments under this agreement made by a third-party intermediary on our behalf, and outstanding at the end of a reporting period, were classified as accounts payable in the balance sheet and related cash flows were classified as cash flows from operating activities in the statement of cash flows. We determined that the appropriate accounting treatment was to present outstanding amounts as accrued expenses and other liabilities on our balance sheet and as cash flows from financing activities, net of payments to the third-party intermediary. As a result, we have corrected the condensed consolidated statement of cash flows for the nine months ended

September 28, 2007 to properly present these activities. The corrections made to the condensed consolidated statement of cash flows for the nine months ended September 28, 2007 include a reclassification of $4.9 million from net change in accounts payable and net cash provided by operating activities to increase in purchase card payable, net, and net cash provided by financing activities. We do not believe this constitutes a material misstatement to the statement of condensed consolidated cash flows for the nine months ended September 28, 2007.

Capital Expenditures

Capital expenditures were $18.7 million in the nine months ended September 26, 2008 compared to $11.5 million in the nine months ended September 28, 2007. Capital expenditures as a percentage of sales were 2.0% in the nine months ended September 26, 2008 compared to 1.2% in the nine months ended September 28, 2007. The increases in capital expenditures are due to the upgrade of our telecommunications network, the expansion of our distribution center network, the purchase of warehouse equipment and investments in our information technology systems necessary for the integration of our AmSan acquisition.

Credit Facility

Borrowings under the term loan and the delayed draw facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.75% or at the alternate base rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus 0.75%. Borrowings under the revolving credit facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.50% or at the alternate base rate plus 0.50%. As of September 26, 2008, the interest rate in effect with respect to the term loan and the delayed draw facility was 5.18% for the LIBOR option and 5.75% for the alternate base rate option. Outstanding letters of credit under the revolving credit facility are subject to a per annum fee equal to the applicable margin under the revolving credit facility. The interest rate margin is subject to pricing adjustments at the end of each fiscal quarter based on net total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”). The term loan and the delayed draw facility mature on June 23, 2013 and the revolving loan facility matures on June 23, 2012. Amounts under the term loan and the delayed draw facility are due and payable in quarterly installments equal to 1.0% of the original principal amount on an annual basis through June 23, 2013, with the balance payable in one final installment at the maturity date.

The bank credit facility, which is secured by substantially all of the assets of Interline New Jersey and is guaranteed by us and by the domestic subsidiaries of Interline New Jersey, contains affirmative, negative and financial covenants that limit Interline New Jersey’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain certain financial ratios as of the last day of each fiscal quarter, including a minimum ratio based on an adjusted and consolidated EBITDA to consolidated cash interest expense and a maximum ratio of net total indebtedness to an adjusted consolidated EBITDA. As of September 26, 2008, the maximum ratio of net total indebtedness to adjusted consolidated EBITDA was 4.0. Under the terms of the bank credit facility, effective December 26, 2008, the maximum ratio of net total indebtedness to adjusted consolidated EBITDA will be 3.5. Interline New Jersey and the Company were in compliance with all covenants at September 26, 2008.

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

As of September 26, 2008, Interline New Jersey had $9.6 million of letters of credit issued under the revolving loan facility and $215.1 million of aggregate principal outstanding under the term loan facility.

Liquidity

Historically, our capital requirements have been for debt service obligations, working capital requirements, including for inventory, accounts receivable and accounts payable, acquisitions, the expansion and maintenance of our distribution network and upgrades of our information systems. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through cash flow generated from operating activities and funds borrowed under our credit facility. We expect our cash on hand, cash flow from operations and loan availability under our credit facility to be our primary source of funds in the future. Letters of credit, which are issued under the revolving credit facility under our credit facility, are used to support payment obligations incurred for our general corporate purposes.

As of September 26, 2008, we had $90.4 million of availability under Interline New Jersey’s $100.0 million revolving credit facility. However, subsequent to September 26, 2008, one of the financial institutions that support our revolving credit facility failed. As a result, if we do not find a replacement, our ability to borrow under our revolving credit facility may be reduced by $17.0 million.

We believe that cash and short-term investments on hand, cash flow from operations and available borrowing capacity under our credit facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the next twelve months.

Contractual Obligations

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 28, 2007 filed with the SEC. Except for the derecognition of uncertain tax positions as discussed above and in Note 8 to our condensed consolidated financial statements, there have been no material changes to our contractual obligations since December 28, 2007.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 28, 2007 filed with the SEC. During the nine months ended September 26, 2008, there were no significant changes to any of our critical accounting policies.

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

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. We are currently evaluating the impact the provisions of FAS 161 will have on our financial position, results of operations and cash flows.

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

In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FAS 157-3”). FSP 157-3 clarifies the application of FAS 157 in a market that is not active. The Company considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of September 26, 2008, and the impact was not material to our financial position, results of operations and cash flows.

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

Interest Rate Risk

Our short-term investments portfolio is comprised of high-grade tax exempt auction rate securities, which are debt instruments, such as municipal bonds, with long-term scheduled maturities and periodic interest rate reset dates. As of September 26, 2008, we had $2.0 million in short-term investments. The values of these investments are subject to changes in interest rates. However, because the interest rates on these securities are typically reset to market prevailing rates every 35 days or less, and in some cases every 7 days or less, we do not believe the interest rate risk inherent in our portfolio was material as of September 26, 2008. Although our auction rate securities have been readily marketable, if an auction were to fail, we may not be able to sell these securities on the planned reset date thereby increasing our holding period. Subsequent to September 26, 2008, our auction rate securities were sold at par.

Our variable rate term debt is sensitive to changes in the general level of interest rates. As of September 26, 2008, the interest rate in effect with respect to our $215.1 million variable rate term debt was 5.18% for the LIBOR option and 5.75% for the alternate base rate option. While our variable rate term debt obligations expose us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance or results of operations. Based on the outstanding variable rate term debt as of September 26, 2008, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $1.6 million pre-tax change to our statement of operations for the nine months ended September 26, 2008.

The fair market value of our fixed rate debt is subject to interest rate risk. As of September 26, 2008, the fair market value of our $200.0 million 8 1/8% senior subordinated notes was $184.0 million or 92.0% of par.

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of September 26, 2008.

Derivative Financial Instruments

As of September 26, 2008, we did not have any interest rate swap exchange agreements, or swaps. Historically, we entered into derivative financial instruments from time to time, including interest rate exchange agreements, or swaps, to manage our exposure to fluctuations in interest rates on our debt. Under our former swap agreements, we pay a fixed rate on the notional amount to our banks and the banks pay us a variable rate on the notional amount equal to a base LIBOR rate.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 26, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 26, 2008, our disclosure controls and procedures were effective to (1) ensure that material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 26, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material effect upon our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

Adverse changes in global economic conditions may negatively affect our industry, business and results of operations.

Financial markets in the United States, Europe and Asia have experienced substantial disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address these market conditions and it remains unclear whether such government actions will prove effective. The United States economy is currently undergoing a period of slowdown, which some observers view as a possible recession, and the future economic environment may continue to worsen.

The MRO product distribution industry is affected by changes in economic conditions outside our control, which can result in increased vacancies in the residential rental housing market and a general decrease in product demand from professional contractors and specialty distributors. Such economic developments may affect our business in a number of ways. Reduced demand may drive us and our competitors to offer products at promotional prices, which would have a negative impact on our profitability. In addition, the current tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products. If demand for our products continues to slow down or decrease, we will not be able to improve our revenues and we may run the risk of failing to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness. Reduced revenues as a result of decreased demand may also reduce our working capital for planned growth and otherwise hinder our ability to improve our performance in connection with our long term strategy.

The volatility and disruption of the capital and credit markets may impair our access to sufficient capital.

The United States credit markets are currently experiencing an unprecedented contraction. As a result of the tightening credit markets, we may not be able to obtain additional financing on favorable terms, or at all. While we intend to finance our operational cash flow, capital expenditures, debt service obligations and growth projects with existing cash and cash flow from operations, we may require accessing our credit facility. However, due to the existing uncertainty in the capital and credit markets, access to our credit facility may not be available. For example, one of the financial institutions that supports our revolving credit facility has failed and we may not be able to find a replacement, which could negatively impact our ability to borrow under our revolving credit facility. In addition, if the current pressures on credit continue or worsen, we may not be able to refinance our outstanding debt when due, which could have a material adverse effect on our business. Decreased access to the credit markets and other financing sources could also restrict our ability to make acquisitions and grow our business.

Furthermore, if our operating results, cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations. If we are unable to service our debt we could be forced to reduce or delay planned capital expenditures, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of the actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts, to refinance our indebtedness or to successfully undertake any of these other actions could have a material adverse effect on us.

The trading price of our common stock may be volatile.

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this and other periodic reports, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

For further information regarding factors that could affect our financial position, results of operations and cash flows, see the risk factors discussion provided in our Annual Report on Form 10-K for the year ended December 28, 2007 in Part I. Item 1A. Risk Factors. See also “Part I. Item 2—Forward Looking Statements” above.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

The following table summarizes repurchases of our stock, comprising entirely of shares of unvested forfeited restricted stock awards returned to us, during the three months ended September 26, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2008
(June 28 – July 25)	—	$—	—	—
August 2008
(July 26 – August 22)	—	—	—	—
September 2008
(August 23 – September 26)	3,233	18.96	—	—
Total	3,233	$18.96	—	—

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

INTERLINE BRANDS, INC.
Registrant

Date: November 5, 2008	By:	/S/ THOMAS J. TOSSAVAINEN
Thomas J. Tossavainen
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)