Form 10-K
period 2008-12-26
INTERLINE BRANDS, INC./DE
filed 2009-02-25
CIK 1292900

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 27, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $469.4 million based on the closing sale price as reported on the New York Stock Exchange.

         As of February 24, 2009, there were 32,449,946 shares of the registrant's common stock outstanding (excluding 111,414 shares held in treasury), par value $0.01.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 7, 2009 is incorporated by reference in Part III of this Form 10-K.

i

PART I

Forward-Looking Statements

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as "may," "believe," "expect," "anticipate," "intend," "plan," "estimate" or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

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

ITEM 1.    Business

Our Company

        We are a leading national distributor and direct marketer of maintenance, repair and operations ("MRO") products. We have one operating segment, the distribution of MRO products. We stock over 90,000 MRO products in the following categories: plumbing, janitorial and sanitary, electrical, lighting, hardware, security, heating, ventilation and air conditioning, and other miscellaneous products. Our products are primarily used for the repair, maintenance, remodeling and refurbishment of properties and non-industrial facilities. We are able to realize higher operating margins by focusing on repair, maintenance, remodeling and refurbishment customers, who generally make smaller, more frequent purchases and require high levels of service. Our diverse customer base includes facilities maintenance customers, which consist of multi-family housing facilities, educational institutions, lodging and health care facilities, government properties and building service contractors; professional contractors who are primarily involved in the repair, remodeling and construction of residential and non-industrial facilities; and specialty distributors, including plumbing and hardware retailers. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

        We market and sell our products primarily through twelve distinct and targeted brands, each of which is nationally recognized in the markets we serve for providing premium products at competitive prices with reliable same-day or next-day delivery. Wilmar, AmSan, Sexauer, Maintenance USA and Trayco brands generally serve our facilities maintenance customers; Barnett, Copperfield, U.S. Lock, Sun Star and Leran brands generally serve our professional contractor customers; Hardware Express and AF Lighting brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of over 600 field sales representatives, over 400 telesales and customer service representatives, a direct marketing program of approximately five million pieces annually, brand-specific websites and a national accounts sales program. We deliver our products through our network of 70 regional distribution centers, 30 professional contractor showrooms and two national distribution centers ("NDCs") located throughout the United States and Canada, 23 vendor managed inventory locations at large professional contractor customer locations and a dedicated fleet of trucks. Our broad distribution network allows us the ability to provide reliable, same-day or next-day delivery service to 98% of the U.S. population.

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

  •
  Organic Growth Initiatives.  We seek to further penetrate the markets we serve, and to expand into new product areas, by utilizing and increasing our already successful new product and marketing strategies, including: expanding our national accounts program, increasing customer use of our supply chain management services, continuing to develop proprietary products under our exclusive brands, and selectively adding new products and new categories to our various brand offerings.

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

  •
  Acquisitions.  We will continue to maintain a disciplined acquisition strategy of adding new customers and/or product offerings in currently served markets and pursuing acquisitions of established brands in new or existing markets in an effort to further leverage our operating infrastructure.

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

        Within the MRO distribution industry, we focus on serving customers in three principal end markets: facilities maintenance, professional contractors and specialty distributors. Our customers are primarily engaged in the repair, maintenance, remodeling, refurbishment and construction of properties and non-industrial facilities, as opposed to the maintenance of heavy industrial facilities and machinery. Our facilities maintenance customers are individuals and entities responsible for the maintenance and repair of various commercial properties, including apartment buildings, schools, hotels and health care facilities. Our professional contractor customers buy our products to provide plumbing, electrical, heating, ventilation and air conditioning ("HVAC") and mechanical services to their residential and commercial customers. Our specialty distributor customers consist primarily of hardware stores and small plumbing and electrical distributors that purchase our products for resale.

Our Products

        We stock over 90,000 standard and specialty MRO products in a number of product categories, including plumbing, janitorial and sanitary supplies, electrical and lighting, heating, ventilation and air conditioning, appliances and parts, security, hardware and tools, window and floor coverings, and paint accessories. We offer a broad range of brand name and exclusive brand products.

Product Categories

        The approximate percentages of our net sales for the fiscal year ended December 26, 2008 by product category were as follows:

Product Category	Percent of Net Sales
Plumbing	28%
Janitorial and sanitary	25
Heating, ventilation and air conditioning	11
Electrical and lighting	9
Appliances and parts	6
Security	5
Hardware and tools	4
Other	12

Total	100%

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

        Electrical and Lighting Products.    Our comprehensive selection of electrical and lighting products range from electrical wire and breakers to light fixtures and light bulbs. We offer brand name products from leading electrical supply manufacturers, including Eaton, Sylvania and Leviton, as well as a number of exclusive brand electrical products, such as Preferred Industries.

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

New Product Offerings

        We constantly monitor and evaluate our product offerings both to assess the sales performance of our existing products and to discontinue products that fail to meet specified sales criteria. We also create new product offerings in response to customer requirements by adjusting our product portfolio within existing product lines as well as by establishing new product line categories. These categories can either be new to Interline or new to a brand. For example, as we integrated AmSan into Interline, we added certain AmSan products to our other brands where appropriate. Through these efforts, we are able to sell more products to existing customers as well as address our customers' changing product needs and thereby retain and attract customers. Further, by introducing new product lines, we provide our customers with additional opportunities for cost savings and a one-stop shopping outlet with broad product offerings. We believe that introducing new products in existing product lines and creating new product lines are both strategies which enable us to increase penetration of existing customer accounts, as well as attract new customers to our brands.

Our Brands

        We market and sell products to our customers primarily through twelve distinct and targeted brands: Wilmar®, AmSan™, Barnett®, Sexauer®, Hardware Express®, Copperfield™, Maintenance USA®, U.S. Lock®, SunStar®, LeranSM, Trayco®, and AF Lighting™. Each of our brands is focused on serving a particular customer group. Wilmar, AmSan, Sexauer, Maintenance USA and Trayco brands generally serve facilities maintenance customers; Barnett, Copperfield, U.S. Lock, SunStar and Leran brands generally serve our professional contractor customers; Hardware Express and AF Lighting brands generally serve our specialty distributor customers. Our brands are distinguished not only by the type of products offered, but also by the levels of service provided to customers. We have brands that market a wide range of product categories, such as Wilmar, as well as brands that specialize in a particular group of products, such as U.S. Lock, which focuses on security hardware, SunStar, which focuses on specialty lighting, and Copperfield, which focuses on chimney repair and maintenance products. We have brands that market complementary services to our customers, including inventory management and technical assistance, and brands that offer products without support services. We believe that our brand-based business model effectively allows us to offer a deep product offering to very targeted customer end-markets. We have core competencies in almost all of the sales channels available to a distributor including national account sales professionals, field sales representatives, outbound and inbound telesales and customer service representatives, direct marketing via catalog and flyers, professional contractor showrooms, vendor managed inventory locations, and internet-based service capabilities. This allows us to effectively compete for a broad range of customers across our industry by offering our customers the service and delivery platform they prefer and often require.

Facilities Maintenance Brands

        We serve our facilities maintenance customers primarily through our Wilmar, AmSan, Sexauer, Maintenance USA and Trayco brands. Facilities maintenance customers buy our products for maintenance, repair and remodeling, and often need to obtain products with minimal delay. In many cases, our facilities maintenance customers also look to us for support services such as inventory management, technical advice and assistance and equipment servicing and training.

        Wilmar.    Our Wilmar brand markets and sells maintenance products to the multi-family housing market. Through its master catalog, Wilmar is able to act as a one-stop shopping resource for multi-family housing maintenance managers by offering one of the industry's most extensive selections of standard and specialty plumbing, hardware, electrical, janitorial and related products. Wilmar provides same-day or next-day delivery in local markets on our own trucks served by our distribution centers, and ships by parcel delivery services or other carriers to other areas. The Wilmar brand sells primarily through field sales representatives, as well as through direct marketing and telesales. We also have a successful national accounts program at Wilmar where national account managers market to high level officers at real estate investment trusts, or REITs, and other property management companies. Through this program, we assist large multi-location customers in reducing total supply chain costs.

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

        Maintenance USA.    Our Maintenance USA brand markets and sells a broad portfolio of MRO products to facilities, including multi-family housing, lodging and institutional customers. Since Maintenance USA sells our products primarily through telesales and direct marketing, it represents a low cost supply alternative to smaller property managers and more cost-conscious customers requiring minimal support services.

        Trayco.    Our Trayco brand markets and sells an extensive inventory of specialty plumbing items as well as a wide array of other facilities maintenance products. Trayco specializes in hard-to-find items and provides access to hundreds of manufacturers. Trayco sells its products through the use of a catalog and field sales personnel.

Professional Contractor and Specialty Distributor Brands

        We serve our professional contractor customers primarily through our Barnett, Copperfield, U.S. Lock, SunStar and Leran brands and our specialty distributor customers primarily through our Hardware Express and AF Lighting brands. Professional contractors generally purchase our products for specific job assignments and/or to resell the product to end-customers.

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

        U.S. Lock.    Our U.S. Lock brand markets and sells security hardware products to professional locksmiths. Our primary marketing vehicle for U.S. Lock products is our U.S. Lock dealer program, in which professional locksmiths receive incentives such as rebates based on annual purchase volumes and favored pricing on proprietary items in return for paying an annual membership fee, displaying our U.S. Lock logo in their stores and assisting in other promotional activities. Sales are made primarily through telesales and direct marketing.

        Leran.    Our Leran brand markets and sells an extensive line of propane, plumbing, HVAC, electrical and hardware products including copper tubing and brass fittings as well as appliances and water heaters to professional contractors. Leran sells its products through the use of a catalog supplemented by telesales personnel.

        SunStar/AF Lighting.    Our SunStar and AF Lighting brands market and sell residential lighting and electrical products to electrical contractors, electrical distributors, lighting showrooms and mass merchants through direct marketing, outbound telesales and a network of manufacturer's representatives.

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

        As MRO customers grow in size, their supply chain becomes increasingly complex and difficult to manage. Customers find that they get lost in a maze of suppliers and inventory. In many cases, customers have no view into or control over their product spend, inventory shrinkage, and indirect MRO personnel costs. To meet this need, we offer a range of sophisticated supply chain management solutions designed to solve the unique problems of each of our customers. By offering customers services beyond fulfillment such as product standardization, vendor consolidation, inventory management, product training, and electronic invoicing, we provide a suite of services that can be utilized either individually or as a group based upon the customer's size and supply chain complexity. Our customers rely upon us as a supply chain partner rather than a vendor and in turn realize significant benefits by reducing overall product spend, improving inventory management, and lowering their indirect MRO spend. As supply chain partners, we become our customers' single source for MRO supplies and knowledge.

        We also serve our facilities maintenance and professional contractor customers with brand-specific websites, though the majority of customer orders are received through the other channels discussed above. For a more detailed description of our approach to e-commerce, see "—Management Information Systems."

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

        We maintain one of the largest direct sales forces in our industry, with over 600 field sales representatives covering markets throughout the United States, Canada and Central America. We have found that we obtain a greater percentage of our customers' overall spending on MRO products in markets serviced by local sales representatives, particularly in regions where these representatives are supported by a nearby distribution center that enables same-day or next-day delivery of our product line.

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

Telesales

        Our telesales operation has been designed to make ordering our products as convenient and efficient as possible. We divide our telesales staff into outbound and inbound groups. Our outbound telesales representatives are responsible for maintaining relationships with existing customers and prospecting for new customers. These representatives are assigned individual accounts in specified territories and have frequent contact with existing and prospective customers in order to make telesales presentations, notify customers of current promotions and encourage additional purchases. Our inbound telesales representatives are trained to process orders quickly from existing customers, provide technical support and expedite and process new customer applications, as well as handle all other customer service requests. We offer our customers nationwide toll-free telephone numbers and brand-specific telesales representatives who are familiar with a particular brand's markets, products and customers. Our call centers are staffed by over 400 telesales, customer service and technical support personnel, who utilize our proprietary, on-line order processing system. This sophisticated software provides the telesales staff with detailed customer profiles and information about products, pricing, promotions and competition.

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

Operations and Logistics

Distribution Network

        We have a network strategically located to serve the largest metropolitan areas throughout the United States and Canada comprised of 70 regional distribution centers, 30 professional contractor showrooms and two NDCs. We also maintain a dedicated fleet of trucks to assist in local delivery of products. The geographic scope of our distribution network and the efficiency of our information system enable us to provide reliable, same-day or next-day delivery service to over 98% of the U.S. population.

        Our regional distribution centers are central to our operations and range in size from approximately 7,600 square feet to approximately 210,000 square feet. Our regional distribution centers are typically maintained under operating leases in commercial or industrial centers, and primarily consist of warehouse and shipping facilities. We have also had success with opening professional contractor showrooms in existing distribution centers and in freestanding locations, which allow customers to obtain products from a fixed location without ordering in advance.

Inbound Logistics

        Our 317,100 square foot NDC in Nashville, Tennessee and our 173,000 square foot NDC in Salt Lake City, Utah receive the majority of our supplier shipments and efficiently re-distribute products to our regional distribution centers. Some over-sized or seasonal products are directly shipped to regional distribution centers by suppliers. Our use of NDCs has significantly reduced regional distribution center replenishment lead times while simultaneously improving our customer fill rates.

Outbound Logistics

        Once a telesales or customer service representative enters an order into our computer system, the order is picked and processed in the distribution center nearest to the customer. For customers located within the local delivery radius of a distribution center, our own trucks or third-party carriers will deliver the products directly to the customer the same or next day. For customers located outside the local delivery radius of a distribution center, we deliver products via parcel delivery companies, such as UPS. Large orders, or orders that cannot be delivered via parcel delivery, are delivered by common carriers. We generally arrange for pick-up of returns at no charge to the customer in the local delivery radius. For customers outside the local delivery radius, we provide parcel service pick-up of the returns at no charge and also provide a full refund if the return is the result of our error. Portions of our sales are delivered direct from the supplier.

Suppliers and Purchasing

        Our suppliers play an important role in our success. We work closely with our supplier base to ensure product merchandising and costs are managed effectively. Wherever possible, we seek to develop long-standing relationships with our suppliers. We also manage sourcing risk by developing multiple sources of competitive product supply for many key products. Due to our high volume of purchases, we are able to obtain purchase terms we believe to be more favorable than those available to most local suppliers of MRO products.

        We buy our products from over 3,100 suppliers located in the United States and throughout the world. A majority of our purchases are from primarily domestic supplier partners with the remainder from foreign-based suppliers primarily located throughout Asia and South America.

        With regard to inventory, our customer-centric strategy balances the need for high fill rates with the aggressive management of inventory levels. Our goals are to continue to increase our inventory efficiency over the long term as we grow, further optimize our distribution network, manage stock keeping unit complexity and leverage our common information technology and logistics platforms. We also balance inventory efficiency with global sourcing opportunities, which have longer supply lead times than domestic relationships.

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

        We constantly seek new ways to generate additional efficiencies, such as by utilizing e-commerce. For our larger brands, our customers can browse brand-specific product offerings online and use the internet to send electronic purchase orders to our order entry system. Additionally, we integrate with industry-leading business-to-business portals that allow customers to receive real-time inventory visibility and order product. Our customers can integrate these systems into their own purchase order systems, thereby making their supply chain operate more seamlessly. In addition, we offer our customers the option of receiving invoices electronically. For customers that place frequent orders and have the ability to receive electronic invoices, this program can dramatically reduce ordering costs by eliminating invoice handling and automating the matching and payment process. We believe that by offering services like electronic purchasing and invoicing, which remove transaction costs from the supply chain, we encourage our customers to use us as their single source for MRO supplies.

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

Environmental and Health and Safety Matters

        Some of the products we handle and sell, such as cleaning chemicals, are considered hazardous materials. Accordingly, we are subject to certain federal, state and local environmental laws and regulations, including those governing the transportation, management and disposal of, and exposure to, hazardous materials and the cleanup of contaminated sites. While we could incur costs as a result of liabilities under, or violations of, such environmental laws and regulations or arising out of the presence of hazardous materials in the environment, including the discovery of any such materials resulting from historical operations at our sites, we do not believe that we are subject to any such costs that are material. We are also subject to health and safety requirements including the Occupational, Safety and Health Act. We believe we are in compliance in all material respects with all environmental laws and regulations and health and safety requirements applicable to our facilities and operations.

Trademarks and Other Intellectual Property

        We have registered and nonregistered trade names, trademarks and service marks covering the principal brand names and product lines under which our products are marketed, including AF LightingSM, AmSan®, Barnett®, Copperfield®, Eagle Maintenance Supply™ Hardware Express®, LeranSM, Maintenance MartSM, Maintenance USA®, Premier®, ProPlus®, Renown®, Renovations Plus®, Sexauer®, SunStar Lighting®, Trayco®, U.S. Lock®, and Wilmar®. We also own several patents for certain products manufactured and marketed under our Copperfield® brand. We believe that our trademarks and other intellectual property rights are important to our success and our competitive position. Accordingly, our policy is to pursue and maintain registration of our trade names, trademarks and other intellectual property whenever appropriate and to oppose vigorously any infringement or dilution of our trade names, trademarks and other intellectual property.

Employees

        As of December 26, 2008, we had 3,552 employees, of whom 97 were unionized. Currently, we have two labor agreements in place: one for our Mt. Laurel, New Jersey distribution center and one for our Elkridge, Maryland distribution center. The Mt. Laurel, New Jersey agreement was renegotiated on October 18, 2007 and will expire on October 17, 2010. The total number of employees within this bargaining unit is 66. The Elkridge, Maryland agreement was renegotiated on November 1, 2007 and will expire on October 31, 2010. The total number of employees within this bargaining unit is 31. We have not experienced any work stoppages resulting from management or union disagreements and believe that our employee relations are satisfactory.

Available Information

        Our internet address is www.interlinebrands.com. We make available, free of charge, through our internet site, via a hyperlink to the 10KWizard.com web site, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").

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

        Financial markets in the United States, Europe and Asia have experienced substantial disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address these market conditions and it remains unclear whether such government actions will prove effective. The United States economy is currently undergoing a period of slowdown, which most observers view as a recession, and the future economic environment may continue to worsen.

        The MRO product distribution industry is affected by changes in economic conditions outside our control, which can result in increased vacancies in the residential rental housing market and a general decrease in product demand from professional contractors and specialty distributors. Such economic developments may affect our business in a number of ways. Reduced demand may drive us and our competitors to offer products at promotional prices, which would have a negative impact on our profitability. In addition, the current tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in, or cancellation of, orders for our products. If demand for our products continues to slow down or decrease, we will not be able to improve our revenues and we may run the risk of failing to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness. Reduced revenues as a result of decreased demand may also reduce our working capital for planned growth and otherwise hinder our ability to improve our performance in connection with our long term strategy.

The trading price of our common stock may be volatile.

        The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this and other periodic reports, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

An impairment in the carrying value of our goodwill or other intangible assets could adversely affect our financial condition and results of operations.

        Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit. If the carrying value is less than the fair value, no impairment exists. If the carrying value is higher than the fair value, there is an indication of impairment. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors would have a significant impact on the recoverability of these assets and negatively affect our financial condition and consolidated results of operations. We compute the amount of impairment by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. We are required to record a non-cash impairment charge if the testing performed indicates that goodwill has been impaired.

        As with goodwill, we test our indefinite-lived intangible assets (primarily trade names) for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We estimate the fair value of the trademarks based on an income valuation model using the relief from royalty method, which requires assumptions related to projected revenues from our annual long-range plan, assumed royalty rates that could be payable if we did not own the trademarks and a discount rate.

        We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on our financial condition and consolidated results of operations.

Our allowance for doubtful accounts may prove inadequate or we may be negatively affected by credit risk exposures.

        Our business depends on the creditworthiness of our customers. We periodically review our allowance for doubtful accounts for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due accounts. We cannot be certain that our allowance for doubtful accounts will be adequate over time to cover losses in our accounts receivable because of adverse changes in the economy or events adversely affecting specific customers, industries or markets. The current economic environment is dynamic and the credit worthiness of our customers and the value of collateral underlying our accounts receivable can change significantly over very short periods of time. Our allowance may not keep pace with changes in the creditworthiness of our customers or collateral values. If the credit quality of our customer base materially decreases, if the risk of a market, industry, or group of customers changes significantly, or if our allowance for doubtful accounts is not adequate, our business, financial condition and results of operations could suffer.

One of the key markets in which we operate is impacted by trends in home improvement, home remodeling and home building. Adverse changes in economic factors specific to these industries may negatively impact the rate of growth of our net sales.

        The professional contractor market is impacted by trends in home improvement, home remodeling and new home construction. Trends in these areas are in turn dependent upon a number of factors, including demographic trends, interest rates, tax policy, employment levels, consumer confidence and the economy generally. Unfavorable changes in demographics or a weakening of the national economy or of any regional or local economy in which we operate could adversely affect consumer spending, result in decreased demand for repair, improvement, remodeling or construction products and adversely affect our business. For example, during 2008 our average organic daily sales rate in the professional contractor and specialty distributor markets was down 12.1% and 6.6%, respectively.

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

        A significant decline in raw materials, fuel and transportation costs may also adversely affect us. For example, during 2005 and 2006, the cost of our products increased materially because of raw materials, fuel and transportation cost increases and other demand factors. During this period, a significant portion of our sales growth resulted from our price increases related to these increased costs. The nature and extent of such an impact is difficult to predict, quantify and measure. To the extent the costs of products increase or decrease, the prices we charge for our products may correspondingly increase or decrease, adversely affecting our revenues and profitability.

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

        China's turnover tax system consists of value-added tax ("VAT"), consumption tax and business tax. Export sales are exempted under VAT rules and an exporter who incurs input VAT on the manufacture of goods can claim a tax rebate from Chinese tax authorities. Currently, our Chinese suppliers benefit from the tax rebates that China provides them to export their products. If these tax rebates are reduced or eliminated, some of our Chinese-sourced products could become more expensive for us, thereby reducing our profitability.

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

        Our 10 largest customers generated approximately $67.1 million, or approximately 6%, of our sales in the year ended December 26, 2008, and our largest customer accounted for approximately 2% of our sales in the year ended December 26, 2008. The loss of one or more of our significant customers or deterioration in our relations with any of them could significantly reduce our revenues and profitability.

We may not be able to protect our trademarks, which could diminish the strength of our trademarks or limit our ability to use our trademarks and, accordingly, undermine our competitive position.

        We believe that our trademarks are important to our success and our competitive position. For instance, we market and sell products primarily through twelve distinct and targeted brands: Wilmar®, AmSan™, Barnett®, Sexauer®, Hardware Express®, Copperfield™, Maintenance USA®, U.S. Lock®, SunStar®, LeranSM, Trayco®, and AF Lighting™. We believe many of our customers have developed strong consumer loyalty to these targeted brands. Accordingly, we devote resources to the establishment and protection of our trademarks, including with respect to our brand names and our exclusive brand products. However, the actions we have taken may be inadequate to prevent imitation of our brands and concepts by others or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, others may assert rights in our trademarks. Our exclusive rights to our trademarks are subject to the common law rights of any other person who began using the trademark (or a confusingly similar mark) prior to the date of federal registration. Future actions by third parties may diminish the strength of our trademarks or limit our ability to use our trademarks and, accordingly, undermine our competitive position.

We may not be able to facilitate our growth strategy by identifying or completing transactions with attractive acquisition candidates, which could impede our revenues and profitability.

        Our acquisitions of Barnett in 2000, Florida Lighting in 2003, Copperfield in 2005 and AmSan in 2006 have contributed significantly to our growth. An important element of our growth strategy is to continue to seek additional businesses to acquire in order to add new customers within our existing markets and to acquire brands in new markets. We cannot assure you that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions. Furthermore, we believe that our industry is currently in a process of consolidation, and competition for attractive acquisition candidates is therefore likely to escalate, thereby limiting the number of acquisition candidates or increasing the overall costs of making acquisitions. In addition, in view of the current disruptions in the credit markets, we may not be able to obtain financing necessary to complete acquisitions on attractive terms or at all. Difficulties we may face in identifying or completing acquisitions could impede our revenue growth and profitability.

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

Disruption in our national distribution centers could significantly lower our revenues and profitability.

        We currently maintain two national distribution centers, which are essential to the efficient operation of our national distribution network. Any serious disruption to these distribution centers due to fire, earthquake, act of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to our customers. In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace these centers. As a result, any such disruption could significantly lower our revenues and profitability.

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

        The United States credit markets are currently experiencing an unprecedented contraction. As a result of the tightening credit markets, we may not be able to obtain additional financing on favorable terms, or at all. While we intend to finance our operational cash flow, capital expenditures, debt service obligations and growth projects with existing cash and cash flow from operations, we may require accessing our credit facility. However, due to the existing uncertainty in the capital and credit markets, access to our credit facility may not be available. For example, one of the financial institutions that support our revolving credit facility has failed and we may not be able to find a replacement, which could negatively impact our ability to borrow under our revolving credit facility. In addition, if the current pressures on credit continue or worsen, we may not be able to refinance our outstanding debt when due, which could have a material adverse effect on our business. Decreased access to the credit markets and other financing sources could also restrict our ability to make acquisitions and grow our business.

        Furthermore, if our operating results, cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations. If we are unable to service our debt, we could be forced to reduce or delay planned capital expenditures, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of the actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts, to refinance our indebtedness or to successfully undertake any of these other actions could have a material adverse effect on us.

Our indebtedness may limit our cash flow available to invest in the ongoing needs of our business, which could prevent us from fulfilling our obligations.

        As of December 26, 2008, our total indebtedness was $411.7 million, of which $8.3 million was outstanding in the form of letters of credit. As of December 26, 2008, we had $223.4 million of senior indebtedness outstanding and $30.5 million in additional revolving loan availability under our $100.0 million revolving loan facility. Our effective borrowing capacity is reduced by the limitation under the bank credit facility's ratio of net total indebtedness to adjusted consolidated EBITDA, as defined by the credit facility, and by the failure of one of the financial institutions that support our revolving credit facility. Also as of December 26, 2008, we had $62.7 million of total cash on hand (including $25.0 million netted against debt for purposes of covenant compliance).

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

        Our level of indebtedness increases the possibility that we may be unable to generate sufficient cash to pay when due the principal of, interest on or other amounts due in respect of our indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. We cannot be certain that our earnings will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do. Our ability to incur additional debt will be limited by the terms and conditions of our credit facility. On June 23, 2006 we completed a series of refinancing transactions consisting of (1) an offering of $200.0 million of 8 1/8% senior subordinated notes due 2014 and (2) entered into a $330.0 million bank credit facility. This bank credit facility consists of a $100.0 million 7-year term loan, a $130.0 million 7-year delayed draw term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit. In July 2006, we utilized, within the terms of our credit agreement, the incremental $130.0 million term loan to fund the AmSan acquisition. In addition, the credit facility provides for an additional incremental term loan and revolver borrowings, limited by certain restrictions, in the aggregate principal amount of up to $100.0 million and $50.0 million, respectively. Each incremental term loan must be in a minimum principal amount of $25.0 million.

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

  •
  incur additional debt,

  •
  pay dividends and make other restricted payments,

  •
  create liens,

  •
  make investments, including business acquisitions,

  •
  engage in sales of assets and subsidiary stock,

  •
  enter into sale and leaseback transactions,

  •
  enter into transactions with affiliates,

  •
  transfer all or substantially all of our assets or enter into merger or consolidation transactions, and

  •
  make capital expenditures.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        We operate out of 135 locations throughout the United States, Canada and Puerto Rico consisting of 70 regional distribution centers, 30 professional contractor showrooms, 23 vendor-managed inventory locations, 7 administrative and support facilities, three cross-dock facilities and two NDCs.

        We lease 109 properties. The majority of these leases are for terms of five to ten years. We own our corporate headquarters located in Jacksonville, Florida, and regional distribution centers in Long Island, New York and Louisville, Kentucky, both of which have attached administrative and support facilities. None of the owned properties are subject to any mortgages; however, our corporate headquarters in Jacksonville, Florida is subject to a development agreement with the City of Jacksonville. The 23 vendor-managed inventory locations are customer specific locations whereby we assist those customers with their MRO inventory management process.

        We believe that our properties are in good operating condition and adequately serve our current business operations.

        The ranges in size of the locations we operate out of are as follows (not including vendor-managed inventory locations and cross-dock facilities):

Size (in square feet)
National distribution centers	173,000-317,100
Regional distribution centers	7,600-210,000
Professional contractor showrooms	2,600- 27,000
Administrative and support facilities	3,200- 37,000

        The following table sets forth the states, territories and provinces we operate out of (not including vendor-managed inventory locations and cross-dock facilities):

Location	National and Regional Distribution Centers	Professional Contractor Showrooms	Administrative and Support Locations
U.S. State
Alabama		1
Arizona	1
California	5
Colorado	1	1
Florida	7	5	2
Georgia	1
Illinois	5	2
Indiana	1
Iowa		3
Kansas	1	1
Kentucky	3
Louisiana	1
Maryland	2
Massachusetts	1	1
Michigan	1
Minnesota	1	2
Missouri	2
Montana		2
Nebraska	1	1
Nevada	1	1
New Jersey	4		1
New York	2
North Carolina	2
Ohio	3
Oklahoma	2	1	1
Oregon	1	1	2
Pennsylvania	2	1
South Carolina	1
Tennessee	4
Texas	6	5	1
Utah	1
Virginia	1
Washington	5	2

Subtotal	69	30	7
U.S. Territory
Puerto Rico	1

Subtotal	1	0	0
Canadian Province
Alberta	1
Ontario	1

Subtotal	2	0	0

Total	72	30	7

ITEM 3.    Legal Proceedings

        We are involved in various legal proceedings in the normal course of our business. In the opinion of management, none of the proceedings is material in relation to our consolidated financial statements.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders during the fourth quarter of our year ended December 26, 2008, through the solicitation of proxies or otherwise.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Since December 16, 2004, our common stock has been publicly traded on the New York Stock Exchange ("NYSE") under the symbol "IBI".

        As of February 24, 2009, there were approximately 100 holders of record of our outstanding common stock.

Stock Price Performance

        The following Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

        The following performance graph compares the performance of our common stock with the performance of the New York Stock Exchange Composite and the Standard & Poor's Small Cap 600 Index, during the period from the Company's initial public offering on December 16, 2004 through December 26, 2008. The Company has chosen the Standard and Poor's Small Cap 600 Index for comparison because the Standard and Poor's Small Cap 600 Index includes companies of similar capitalization to the Company. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested.

	December 16, 2004	December 31, 2004	December 30, 2005	December 29, 2006	December 28, 2007	December 26, 2008
IBI	$100.00	$101.68	$131.50	$129.88	$127.69	$56.94
Standard and Poor's Small Cap 600	100.00	101.58	108.34	123.58	122.96	79.19
New York Stock Exchange Composite	100.00	101.66	108.72	128.14	137.46	77.65

        The following table sets forth the high and low sale price per share of our common stock during the periods indicated:

	High	Low
Fiscal Year 2008
First quarter ended March 28, 2008	$22.34	$17.31
Second quarter ended June 27, 2008	$20.20	$14.70
Third quarter ended September 26, 2008	$18.59	$12.83
Fourth quarter ended December 26, 2008	$16.45	$6.74
Fiscal Year 2007
First quarter ended March 30, 2007	$23.19	$20.08
Second quarter ended June 29, 2007	$27.18	$21.31
Third quarter ended September 28, 2007	$28.13	$21.93
Fourth quarter ended December 28, 2007	$25.10	$21.71

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information as of December 26, 2008 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,618,338	(1)	$19.10	(2)	3,308,685
Equity compensation plans not approved by security holders	—		—		—

Total	3,618,338	(1)	$19.10	(2)	3,308,685

(1)
Includes 254,256 restricted share units and 42,060 deferred stock units granted to management and non-employee directors, respectively, pursuant to the 2004 Equity Incentive Plan.

(2)
The weighted-average exercise price excludes restricted share units and deferred stock units.

        Further, as of December 26, 2008, there were 3,322,022 stock options outstanding with a weighted-average exercise price of $19.10 and a weighted-average term of 5.9 years and 315,516 full value shares outstanding under our equity compensation plans. As of December 26, 2008, there were 3,308,685 shares remaining to be awarded under our equity compensation plans (3,304,285 under the 2004 Equity Incentive Plan and 4,400 under the 2000 Stock Award Plan).

Purchases of Equity Securities by the Issuer

        The following table summarizes repurchases of our stock, comprised entirely of shares returned or sold to us to satisfy employee tax withholding obligations that arose upon the vesting of restricted share units and shares of unvested forfeited restricted stock awards returned to us, during the three months ended December 26, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2008
(September 27-October 24)	—	—	—	—
November 2008
(October 25-November 21)	—	—	—	—
December 2008
(November 22-December 26)	26,488	$10.83	—	—

Total	26,488	$10.83	—	—

ITEM 6.    Selected Financial Data

        The table below presents our selected historical consolidated financial data for 2008, 2007, 2006, 2005 and 2004. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the consolidated financial statements included elsewhere in this report.

	Fiscal Year Ended
	December 26, 2008(1)	December 28, 2007	December 29, 2006(1)	December 30, 2005(1)	December 31, 2004(2)
	(in thousands, except per share data)
Income Statement Data:
Net sales	$1,195,663	$1,239,027	$1,067,570	$851,928	$743,905
Cost of sales	746,037	765,137	658,698	526,334	458,516

Gross profit	449,626	473,890	408,872	325,594	285,389
Operating expenses	360,659	359,796	307,179	242,644	214,684
Secondary offering and IPO related expenses(3)	—	—	—	932	9,215

Operating income	88,967	114,094	101,693	82,018	61,490
Interest and other expense, net	(26,284)	(30,672)	(30,170)	(24,544)	(39,344)
Change in fair value of interest rate swaps	—	—	—	—	8,232
Gain (Loss) on extinguishment of debt	2,775	—	(20,843)	(10,340)	(660)

Income before income taxes	65,458	83,422	50,680	47,134	29,718
Provision for income taxes	24,625	32,460	19,495	18,335	11,617

Net income	40,833	50,962	31,185	28,799	18,101
Preferred stock dividends	—	—	—	—	(54,389)

Net income (loss) applicable to common stockholders	$40,833	$50,962	$31,185	$28,799	$(36,288)

Earnings (loss) per share:
Basic	$1.26	$1.58	$0.97	$0.90	$(25.21)

Diluted	$1.25	$1.56	$0.95	$0.89	$(25.21)

Cash dividends declared per share	$—	$—	$—	$—	$—

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$56,192	$57,730	$29,946	$38,838	$(1,403)
Investing activities	17,715	(64,211)	(139,298)	(81,133)	(7,329)
Financing activities	(15,844)	4,441	113,226	(24,062)	76,006
Capital expenditures	20,582	14,906	7,813	7,920	6,763
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$62,724	$4,975	$6,852	$2,958	$69,178
Total assets	962,848	936,834	890,569	705,769	673,380
Total debt(4)	403,390	418,590	421,066	285,075	303,275
Stockholders' equity	420,073	377,414	320,679	284,542	252,899
Other Data:
Depreciation and amortization	$17,414	$15,114	$14,427	$13,049	$12,600
Adjusted EBITDA(5)	107,474	130,452	116,726	96,638	83,759

(1)
We acquired CCS Enterprises, Inc. ("Copperfield") in July 2005, AmSan LLC ("AmSan") in July 2006 and Eagle Maintenance Supply, Inc. ("Eagle") in August 2008. Their results have been included in the financial statements since their respective acquisition date.

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

(5)
We define Adjusted EBITDA as net income plus interest expense (income), net, change in fair value of interest rate swaps, cumulative effect of change in accounting principle, (gain) loss on extinguishment of debt, secondary offering and IPO related expenses, provision for income taxes and depreciation and amortization. Adjusted EBITDA differs from earnings before interest, taxes, depreciation and amortization ("EBITDA") and may not be comparable to EBITDA or Adjusted EBITDA as reported by other companies. Adjusted EBITDA differs from Consolidated EBITDA per our credit facility agreement for purposes of determining our net leverage ratio.

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

  Our definition of Adjusted EBITDA specifically excludes certain items, including change in fair value of interest rate swaps, cumulative effect of change in accounting principle, loss on extinguishment of debt, and secondary and IPO related expenses, which we believe are not indicative of our core operating results as follows:

•
Change in fair value of interest rate swaps—Prior to our IPO, we entered into derivative financial instruments from time to time, including interest rate swap exchange agreements, to manage our exposure to fluctuations in interests rates on our debt. We believe the gains that we realized in connection with changes in the fair value of these interest rate swaps before our IPO are not indicative or comparable to current operating results.

•
Gain (Loss) on extinguishment of debt—We have recorded gains and losses associated with the early extinguishment of debt. In 2003, we refinanced our 16% senior subordinated notes with 11 1/2% senior subordinated notes and amended our credit facility. In 2004 and 2005, we used proceeds from our IPO to repay the term loan under our credit facility and partially redeem our 11 1/2% senior subordinated notes. In 2006, we refinanced our 11 1/2% senior subordinated notes and credit facility with 8 1/8% senior subordinated notes and a new credit facility. In 2008, we repurchased $12.9 million of our 8 1/8% senior subordinated notes at 77 3/8% of par, or $10.0 million. Since these transactions correspond to the financing of the Company, we believe the losses associated with these specific significant financing transactions are not indicative of our core operating results.

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

  The computation of Adjusted EBITDA is as follows (in thousands):

	Fiscal Year Ended
	December 26, 2008	December 28, 2007	December 29, 2006	December 30, 2005	December 31, 2004
Net income	$40,833	$50,962	$31,185	$28,799	$18,101
Interest expense, net	27,377	31,916	30,776	25,183	39,798
Change in fair value of interest rate swaps	—	—	—	—	(8,232)
(Gain) Loss on extinguishment of debt	(2,775)	—	20,843	10,340	660
Secondary offering and IPO related expenses	—	—	—	932	9,215
Provision for income taxes	24,625	32,460	19,495	18,335	11,617
Depreciation and amortization	17,414	15,114	14,427	13,049	12,600

	$107,474	$130,452	$116,726	$96,638	$83,759

Reconciliation of Average Organic Daily Sales to Net Sales

        Average organic daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period. The computation of average organic daily sales is as follows (dollar amounts in thousands):

	Fiscal Year Ended			Fiscal Year Ended
	December 26, 2008	December 28, 2007	% Variance	December 28, 2007	December 29, 2006	% Variance
Net Sales	$1,195,663	$1,239,027	-3.5%	$1,239,027	$1,067,570	16.1%
Less Acquisitions:	(9,434)	—		(131,605)	—

Organic Sales	$1,186,229	$1,239,027	-4.3%	$1,107,422	$1,067,570	3.7%

Daily Sales:
Ship Days	252	252		252	252
Average Daily Sales(1)	$4,745	$4,917	-3.5%	$4,917	$4,236	16.1%

Average Organic Daily Sales(2)	$4,707	$4,917	-4.3%	$4,395	$4,236	3.7%

(1)
Average daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time.

(2)
Average organic daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period.

  Average organic daily sales is presented herein because we believe it to be relevant and useful information to our investors since it is used by our management to evaluate the operating performance of our business, as adjusted to exclude the impact of acquisitions, and compare our organic operating performance with that of our competitors. However, average organic daily sales is not a measure of financial performance under GAAP and it should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as net sales. Management utilizes average organic daily sales as an operating performance measure in conjunction with GAAP measures such as net sales.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with "Selected Financial Data" and our consolidated financial statements included elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See "Forward-Looking Statements" above.

Overview

        We are a leading national distributor and direct marketer of MRO products. We market and sell our products primarily through twelve distinct and targeted brands. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served.

        We stock over 90,000 MRO products in the following categories: plumbing, electrical, hardware, security hardware, heating, ventilation and air conditioning, janitorial and sanitary and other miscellaneous products. Our products are primarily used for the repair, maintenance, remodeling, refurbishment and construction of properties and non-industrial facilities.

        Our highly diverse customer base includes facilities maintenance customers, professional contractors and specialty distributors. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups. No single customer accounted for more than 2% of our sales during 2008.

Results of Operations

        The following table presents information derived from the consolidated statements of earnings expressed as a percentage of revenues for the periods indicated:

	% of Net Sales			% of Net Sales
	Fiscal Year Ended			Fiscal Year Ended
	December 26, 2008	December 28, 2007	% Increase (Decrease) 2008 vs. 2007(1)	December 28, 2007	December 29, 2006	% Increase (Decrease) 2007 vs. 2006(1)
Net sales	100.0%	100.0%	(3.5)%	100.0%	100.0%	16.1%
Cost of sales	62.4	61.8	(2.5)	61.8	61.7	16.2

Gross profit	37.6	38.2	(5.1)	38.2	38.3	15.9
Operating Expenses:
Selling, general and administrative expenses	28.8	27.9	(0.4)	27.9	27.4	17.9
Depreciation and amortization	1.4	1.2	16.3	1.2	1.4	0.5

Total operating expense	30.2	29.0	0.2	29.0	28.8	17.1

Operating income	7.4	9.2	(22.0)	9.2	9.5	12.2
Gain (Loss) on extinguishment of debt	0.2	—	100.0	—	(2.0)	(100.0)
Interest expense	(2.4)	(2.7)	(16.0)	(2.7)	(2.9)	8.1
Interest and other income	0.2	0.3	(32.4)	0.3	0.1	171.6

Income before income taxes	5.5	6.7	(21.5)	6.7	4.7	64.6
Income tax provision	(2.1)	(2.6)	(24.1)	(2.6)	(1.8)	66.5

Net income	3.4%	4.1%	(19.9)%	4.1%	2.9%	63.4%

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

Fiscal Year Ended December 26, 2008 Compared to Fiscal Year Ended December 28, 2007

        Overview.    During 2008, our sales declined 3.5% and organic sales declined 4.3%. We believe this decline is in part associated with the widely reported general economic downturn and credit crisis. Demand from customers in our facilities maintenance end-markets, which make up 69% of our total sales and includes multi-family housing and institutional MRO customers, declined 0.3% during 2008 compared to 2007. Demand from our professional contractor and specialty distributor customers, which represent 19% and 12% of our total sales, respectively, declined 12.1% and 6.6%, respectively. Demand from these customers continues to be impacted by the prolonged declines in residential new construction and renovations activity. Net income as a percentage of sales was 3.4% in 2008 compared to 4.1% in 2007. The decline in net income is a result of lower sales, costs associated with our previously announced operational initiatives, such as employee separation benefits and closing underperforming professional contractor showrooms. In addition, we incurred higher bad debt expense and higher rent and other occupancy costs, which were driven by our Auburn, Massachusetts, and Richmond, Virginia distribution center consolidations. These higher costs were offset in part by decreases in compensation and fringe benefits, performance-based bonus and share-based compensation expense and lower interest expense associated with lower interest rates. We will continue to work on lowering our operating costs in the near term while continuing to invest in our operating platform for the long term. Accordingly, in addition to the operational initiatives such as headcount reductions, the closing of underperforming professional contractor showrooms and the consolidation of distribution centers, some of which have been partially completed, our plans include continued investments in information technology solutions to optimize our customer service as well as our credit and collections capabilities.

        Net Sales.    Net sales decreased by $43.4 million, or 3.5%, to $1,195.7 million in 2008 from $1,239.0 million in 2007. Average daily sales were $4.7 million in 2008 and $4.9 million in 2007, a 3.5% decrease. The decline in sales resulted from the net impact of a 0.3% decrease in sales to our facilities maintenance customers and a continued decline in sales to our professional contractor and specialty distributor customers of 12.1% and 6.6%, respectively. We expect sales to our facilities maintenance, professional contractor and specialty distributor end-markets to remain weak during 2009 as the general economic downturn and credit crisis is expected to continue specifically with respect to the housing market.

        Gross Profit.    Gross profit decreased by $24.3 million, or 5.1%, to $449.6 million in 2008 from $473.9 million in 2007 as a direct result of the decrease in sales as well as the decline of gross profit margin during the year. Gross profit margins decreased 60 basis points to 37.6% in 2008 from 38.2% in 2007. This decrease in our gross profit margins is primarily related to a decline in our direct selling gross margins, lower gross profit dollars associated with our supplier programs such as payment discounts and volume based purchase discounts, and higher costs included in gross profit associated with the cost of adding a new west coast national distribution center.

        Selling, General and Administrative Expenses.    SG&A expenses decreased by $1.5 million, or 0.4%, to $343.8 million in 2008 from $345.3 million in 2007. As a percent of sales, SG&A increased 90 basis points to 28.8% for 2008 compared to 27.9% for 2007. The increase in SG&A expenses as a percent of sales is primarily comprised of 1) 40 basis points for higher occupancy related costs, such as rent expense; 2) 20 basis points for costs associated with our previously announced operational initiatives, such as headcount reduction and closing underperforming professional-contractor showrooms; 2) 20 basis points for higher bad debt expense resulting from the current tight credit market, and 4) 10 basis points for project expenses associated with the consolidation of distribution operations in Auburn, Massachusetts, and Richmond, Virginia. These costs were offset in part by lower performance-based bonus and share-based compensation expense.

        Depreciation and Amortization.    Depreciation and amortization expense increased by $2.4 million, or 16.3%, to $16.9 million in 2008 from $14.5 million in 2007. As a percentage of sales, depreciation and amortization was 1.4% or 20 basis points higher than the 1.2% rate in the comparable prior year period. These increases were due to higher depreciation resulting from our higher capital spending associated with our information systems infrastructure and distribution center consolidation and integration efforts. In 2008, we had $11.1 million of depreciation and $5.8 million of amortization compared to $8.9 million and $5.6 million in 2007, respectively.

        Operating Income.    As a result of the foregoing, operating income decreased by $25.1 million, or 22.0%, to $89.0 million in 2008 from $114.1 million in 2007.

        Gain on Extinguishment of Debt.    Gain on extinguishment of debt was $2.8 million in 2008. In December 2008, we repurchased $12.9 million of our 8 1/8% senior subordinated notes at 77 3/8% of par, or $10.0 million. In connection with the repurchase of our 8 1/8% senior subordinated notes, we recorded a gain on extinguishment of debt of $2.8 million net of $0.1 million in deferred financing costs written-off. We did not extinguish debt in 2007.

        Interest Expense.    Interest expense decreased by $5.4 million to $28.5 million in 2008 from $33.9 million in 2007. This decrease was primarily due to lower interest rates as well as scheduled reductions in the principal balance of our term-debt.

        Interest and Other Income.    Interest and other income decreased by $1.1 million to $2.2 million in 2008 from $3.3 million in 2007. This decrease was primarily attributable to lower interest income associated with lower interest rates earned on cash and cash equivalents balances.

        Provision for Income Taxes.    The provision for income taxes was $24.6 million in 2008 compared to a provision of $32.5 million in 2007. The effective tax rate for 2008 decreased by 130 basis points to 37.6% compared to 38.9% for 2007. The decrease in the effective tax rate was primarily due to the decrease in a liability associated with previously unrecognized tax benefits as well as the increase in tax exempt interest recorded. During 2008, we obtained resolutions on the uncertain tax positions that we took for two states and determined that we no longer needed the full amount of the accruals that we had established. As such, we made the appropriate adjustments, of which $0.8 million favorably impacted our effective tax rate for the year.

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

        SG&A expenses in 2007 increased as a percentage of sales to 27.9% from 27.4% in 2006 primarily reflecting the effect of our AmSan acquisition, which had a higher operating expense cost structure than the rest of our business. In addition, SG&A expenses were impacted by higher share-based compensation, increased health-care costs and increased rent expense, which arose from our expansion of various regional distribution centers, offset in part by lower sales and marketing expenses associated with the decline in sales demand in our professional contractor and specialty distributor end-markets. Operating income increased $12.4 million, or 12.2%, over the prior year to $114.1 million in 2007 from $101.7 million in 2006. Adjusted EBITDA increased $13.7 million, or 11.8%, to $130.5 million in 2007 from $116.7 million in 2006. Adjusted EBITDA is not a measure of financial performance under GAAP. For a reconciliation of EBITDA to GAAP-based financial measures, see "Item 6. Selected Financial Data."

        As a result of strong facilities maintenance end-market sales performance, operating expense control and focus on efficiently managing working capital, we generated $57.7 million in cash from operations and continued to provide improving year-over-year returns on tangible capital ("ROTC") which we define as Adjusted EBITDA divided by the trailing five quarter average of accounts receivable, inventory and property, plant and equipment less accounts payable.

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

        Selling, General and Administrative Expenses.    SG&A expenses increased by $52.5 million, or 17.9%, to $345.3 million in 2007 from $292.8 million in 2006. The largest increase in SG&A expenses were related in part to our acquisition of AmSan, which accounted for $38.2 million in higher costs. Certain expenses within SG&A, such as delivery expenses and the costs of running our pro contractor showrooms and regional distribution centers, not including rent expense, fluctuate with sales volume. These items, along with higher share-based compensation associated with grants of equity awards during the year, increased rent expense arising from our expansion of various regional distribution centers and higher health-care costs, accounted for the remainder of the increase. As a result, SG&A expenses increased as a percentage of sales to 27.9% of sales in 2007 from 27.4% of sales in 2006. Specifically, share-based compensation, rent expense and health-care costs accounted for thirteen basis points, seventeen basis points and ten basis points, respectively, of the increase in SG&A expenses as a percent of sales.

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

        Loss on Extinguishment of Debt.    We did not extinguish debt in 2007. Loss on extinguishment of debt was $20.8 million in 2006. In connection with the offering of $200.0 million of 8 1/8% senior subordinated notes and entering into a $330.0 million bank credit facility in June 2006, we repurchased the 11 1/2% senior subordinated notes of Interline New Jersey and repaid the indebtedness under the prior credit facility of Interline New Jersey. The 11 1/2% senior subordinated notes were repurchased at a price equal to 110.51% of their principal amount. In connection with the repurchase of the 11 1/2% senior subordinated notes and the repayment of the prior credit facility, we recorded a loss on early extinguishment of debt of $20.7 million. The loss was comprised of $13.7 million in tender premiums associated with the repurchase of the 11 1/2% senior subordinated notes and a non-cash charge of $7.0 million in deferred financing costs associated with the repurchase of the 11 1/2% senior subordinated notes and the repayment of the prior credit facility. In addition, in December 2006, we recorded a non-cash charge of $0.1 million in deferred financing costs associated with the repayment of $10.0 million of the $230.0 million of the outstanding term debt.

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

        Provision for Income Taxes.    The provision for income taxes was $32.5 million in 2007 compared to a provision of $19.5 million in 2006. The effective tax rate for 2007 increased by 40 basis points to 38.9% compared to 38.5% for 2006. The increase in the effective tax rate was primarily due to the additional liability associated with unrecognized tax benefits arising from the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, ("FIN 48") partially offset by tax-free income generated from our short-term investments and the decrease of non-deductible expenses associated with decreases in travel and entertainment expenses incurred.

Seasonality

        We experience some seasonal fluctuations as sales of our products typically increase in the second and third fiscal quarters of the year due to increased apartment turnover and related maintenance and repairs in the multi-family residential housing sector during these periods. Typically, November, December and January sales are lower across most of our brands because customers may defer purchases at year-end as their budget limits are met and because of the winter holiday season between Thanksgiving Day and New Year's Day. Our Copperfield brand experiences approximately two-thirds of sales between July and December. As such, our first quarter sales and earnings typically tend to be lower than the remaining three quarters of the year.

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

        As of December 26, 2008, we had $187.1 million of 8 1/8% senior subordinated notes due 2014 and a $330.0 million bank credit facility. The 8 1/8% senior subordinated notes mature on June 15, 2014 and interest is payable on June 15 and December 15 of each year. As of December 26, 2008, the 8 1/8% senior subordinated notes had an estimated fair market value of $147.8 million or 79.0% of par. The bank credit facility consists of a $230.0 million 7-year term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit. As of December 26, 2008, we had $8.3 million of letters of credit issued under the revolving loan facility and $215.1 million of aggregate principal outstanding under the term loan facility.

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

Financial Condition

        Working capital increased by $23.0 million to $354.2 million as of December 26, 2008 from $331.2 million as of December 28, 2007. The increase in working capital was primarily funded by cash flows from operating activities.

Cash Flow

        Operating Activities.    Net cash provided by operating activities was $56.2 million during the year ended December 26, 2008 compared to net cash provided by operating activities of $57.7 million and $29.9 million during the years ended December 28, 2007 and December 29, 2006, respectively.

        Net cash provided by operating activities during the year ended December 26, 2008 of $56.2 million primarily consisted of net income of $40.8 million and adjustments for non-cash items of

$25.8 million offset by cash used in working capital of $9.6 million. Adjustments for non-cash items primarily consisted of $17.4 million in depreciation and amortization of property, equipment and intangible assets, $3.8 million in share-based compensation, $6.7 million in bad debt expense and $1.1 million in amortization of debt issuance costs offset by $2.8 million in net gain from the repurchase of $12.9 million of our 8 1/8% senior subordinated notes. The cash used in working capital consisted of increased inventory levels of $19.1 million as a result of lower sales in the latter part of the year as well as increased inventory to stock our new west coast NDC in Salt Lake City, Utah, and new MRO product offerings for our institutional facilities maintenance customers, increased accrued expenses primarily from lower accrued compensation and related benefits of $6.8 million and overpayment of estimated income taxes of $2.6 million due to lower net income than expected. These uses in cash were partially offset by $10.3 million generated from trade receivables resulting from increased collections and the decline in sales and increased trade payables balances of $6.9 million as a result of the increased inventory levels and the timing of related payments for this inventory.

        Net cash provided by operating activities during the year ended December 28, 2007 of $57.7 million primarily consisted of net income of $51.0 million and adjustments for non-cash items of $26.4 million offset by cash used in working capital to support the growth of our business of $18.5 million. Adjustments for non-cash items primarily consisted of $15.1 million in depreciation and amortization of property, equipment and intangible assets, $5.4 million in share-based compensation, $4.3 million in bad debt expense and $1.1 million in amortization of debt issuance costs. The primary sources of cash used in working capital were trade receivables of $15.0 million on sales from growth our facility maintenance customers, lower trade payable on lower purchase volume of $6.8 million, and decreased accrued expenses and accrued interest due to timing of $4.4 million and $2.7 million, respectively, partially offset the decrease in inventory of $11.1 million on improved inventory turns and lower inventory needs associated with lower sales demand from our professional contractor and specialty distributor customers.

        Net cash provided by operating activities during the year ended December 29, 2006 of $29.9 million primarily consisted of net income of $31.2 million and adjustments for non-cash items of $41.4 million offset by cash used in working capital to support the growth of our business of $42.1 million. Adjustments for non-cash items primarily consisted of $14.4 million in depreciation and amortization of property, equipment and intangible assets, $20.8 million in redemption premiums and write-offs of debt issuance costs as a result of our June 2006 refinancing transaction, $3.8 million in share-based compensation, $3.4 million in bad debt expense and $1.4 million in amortization of debt issuance costs partially offset by changes in deferred income taxes of $2.2 million. The key drivers of cash used in working capital were trade receivables of $5.0 million from sales growth, inventory holding levels increasing by $18.6 million and the timing of trade accounts payable payments of $18.6 million.

        Investing Activities.    Net cash provided by investing activities was $17.7 million during the year ended December 26, 2008 compared to net cash used in investing activities of $64.2 million and$139.3 million during the years ended December 28, 2007 and December 29, 2006, respectively.

        Net cash provided by investing activities during the year ended December 26, 2008 was attributable to $48.5 million in net sales of short-term investments comprised of tax exempt auction rate securities and variable rate demand notes offset by $20.6 million in capital expenditures made in the ordinary course of business and $10.2 million in costs related to purchases of businesses, net of cash acquired, including $9.6 million for Eagle Maintenance Supply, Inc.

        Net cash used in investing activities during the year ended December 28, 2007 was attributable to $48.5 million in net purchases of short-term investments comprised of tax exempt auction rate securities and variable rate demand notes as well as $14.9 million in capital expenditures made in the ordinary course of business. In addition, we incurred costs related to purchases of businesses, net of cash acquired, of $0.8 million, including $0.7 million for AmSan.

        Net cash used in investing activities during the year ended December 29, 2006 was attributable to capital expenditures made in the ordinary course of business of $7.8 million and costs related to purchases of businesses, net of cash acquired, of $131.5 million, including $130.8 million for AmSan.

        Financing Activities.    Net cash used in financing activities totaled $15.8 million during the year ended December 26, 2008 compared to net cash provided by financing activities of $4.4 million and $113.2 million during the years ended December 28, 2007 and December 29, 2006, respectively.

        Net cash used in financing activities during the year ended December 26, 2008 was primarily attributable to our repurchase of $12.9 million of our 8 1/8% senior subordinated notes at 77 3/8% of par, or $10.0 million, the net decrease in purchase card payable of $2.9 million, our repayment of $2.7 million of term debt and capital lease obligations and $1.1 million for the acquisition of treasury stock to satisfy minimum statutory tax withholding requirements resulting from the vesting or exercising of equity awards offset by $0.8 million of proceeds from stock options exercised and excess tax benefits from share-based compensation.

        Net cash provided by financing activities during the year ended December 28, 2007 was primarily attributable to the net increase in purchase card payable of $6.6 million offset by our repayment of $2.9 million of term debt and capital lease obligations offset by $0.8 million of proceeds from stock options exercised and excess tax benefits from share-based compensation.

        Net cash provided by financing activities during the year ended December 29, 2006 was primarily attributable to our June 2006 refinancing transaction, which included the repayment of $160.0 million of term debt, our repurchase of $130.0 million of our 11 1/2% senior subordinated notes and $13.7 million in redemption premiums offset by the issuance of $198.6 million of 8 1/8% senior subordinated notes, net of $1.4 million discount, and $230.0 million of term debt, less $9.7 million in debt issuance costs associated with the issuance of the 8 1/8% senior subordinated notes and the term debt. In addition, we repaid $3.4 million of borrowings on our revolving credit facility and capital lease obligations partially offset by $1.5 million from stock options exercised and excess tax benefits from share-based compensation.

Capital Expenditures

        Capital expenditures were $20.6 million in 2008, $14.9 million in 2007 and $7.8 million in 2006. Capital expenditures as a percentage of sales were 1.7%, 1.2% and 0.7% in 2008, 2007 and 2006, respectively. The increase in capital expenditures during 2008 was primarily due to the upgrade of our telecommunications network, the continued consolidation of our distribution center network, the purchase of warehouse equipment and overall investments in our information technology systems. The increase in capital expenditures during 2007 was due to the expansion of existing distribution centers and warehouse equipment and investments in our information technology systems including necessary for the integration of our AmSan acquisition.

Credit Facility

        Borrowings under the term loan and the revolving credit facility bear interest, at Interline New Jersey's option, at either LIBOR plus 1.75% or at the alternate base rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus 0.75%. As of December 26, 2008, the interest rate in effect with respect to the term loan was 2.90% for the LIBOR option and 4.00% for the alternate base rate option. Outstanding letters of credit under the revolving credit facility are subject to a per annum fee equal to the applicable margin under the revolving credit facility. The interest rate margin is subject to pricing adjustments at the end of each fiscal quarter based on the ratio of net total indebtedness to consolidated EBITDA, as defined by the credit facility. The term loan matures on June 23, 2013 and the revolving loan facility matures on June 23, 2012. Amounts under the term loan are due and payable in quarterly installments equal to 1.0% of the original principal amount on an annual basis through June 23, 2013, with the balance payable in one final installment at the maturity date.

        The bank credit facility, which is secured by substantially all of the assets of Interline New Jersey and is guaranteed by us and by the domestic subsidiaries of Interline New Jersey, contains affirmative, negative and financial covenants that limit Interline New Jersey's ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain certain financial ratios as of the last day of each fiscal quarter, including a minimum ratio based on an adjusted and consolidated EBITDA to consolidated cash interest expense and a maximum ratio of net total indebtedness to an adjusted consolidated EBITDA. As of December 26, 2008, the maximum ratio of net total indebtedness to adjusted consolidated EBITDA, as defined by the credit facility, was 3.5 times. Interline New Jersey and the Company were in compliance with all covenants at December 26, 2008.

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

Liquidity

        Historically, our capital requirements have been for debt service obligations, working capital requirements, including inventory, accounts receivable and accounts payable, acquisitions, the expansion and maintenance of our distribution network and upgrades of our information systems. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through cash flow generated from operating activities and funds borrowed under our credit facility. We expect our cash on hand as well as cash flow from operations and loan availability under our credit facility to be our primary source of funds in the future. Letters of credit, which are issued under the revolving loan facility under our credit facility, are used to support payment obligations incurred for our general corporate purposes.

        As of December 26, 2008, we had $30.5 million of availability under our $100.0 million revolving credit facility. Our effective borrowing capacity is reduced by the limitation under the bank credit facility's ratio of net total indebtedness to adjusted consolidated EBITDA, as defined by the credit facility, and by the failure of one of the financial institutions that support our revolving credit facility. Also as of December 26, 2008, we had $62.7 million of total cash on hand (including $25.0 million netted against debt for purposes of covenant compliance).

        We believe that cash and cash equivalents on hand, cash flow from operations and available borrowing capacity under our credit facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations in the foreseeable future.

Recent Events

Senior Subordinated Notes Repurchase

        Subsequent to December 26, 2008, we repurchased $25.4 million of our 8 1/8% senior subordinated notes at an average of 95.267% of par, or $24.2 million, net of transaction costs. In connection with the repurchase of the 8 1/8% senior subordinated notes, we recorded a gain on the extinguishment of debt of $0.9 million, net of $0.3 million in original issue discount and deferred financing costs written-off, in the first quarter of 2009.

Contractual Obligations and Off-Balance Sheet Arrangements

        The following table sets forth our contractual obligations as of December 26, 2008 (in thousands):

	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
Term debt	$217,350	$1,625	$4,875	$210,850	$—
8 1/8% senior subordinated notes	187,100	—	—	—	187,100
Revolving credit facility(1)	—	—	—	—	—
Interest	116,112	21,997	43,711	42,803	7,601
Operating leases	79,760	20,000	26,743	15,267	17,750
Capital leases	516	279	237	—	—
Non-compete agreement	200	200	—	—	—
Employment agreements	5,386	4,127	1,259	—	—
Deferred compensation and retirement plans	903	106	212	212	373

Total contractual cash obligations(2)(3)	$607,327	$48,334	$77,037	$269,132	$212,824

(1)
Our senior secured revolving credit facility includes a revolving credit facility. As of December 26, 2008, we had $8.3 million in letters of credit issued under the revolving credit facility. See Liquidity and Capital Resources above for more information.

(2)
Trade accounts payable of $68.3 million are excluded from the table but generally payable within 30 to 60 days. Accrued interest payable which is currently recorded as a liability is also excluded from the table. See Item 8. Financial Statements and Supplementary Data and the accompanying audited consolidated financial statements.

(3)
As more fully disclosed in Note 17. Income Taxes to our audited consolidated financial statements included in this report, we adopted FIN 48 on December 30, 2006. As of December 26, 2008, we have recognized $0.3 million of liabilities for unrecognized tax benefits of which $0.1 million related to penalties and interest. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, changes in regulatory tax laws, or interpretation of those tax laws, or expiration of statutes of limitation. However, based on the number of jurisdictions, the uncertainties associated with litigation, and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, there is a high degree of uncertainty regarding the future cash outflows associated with these tax uncertainties. As of December 26, 2008, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

        As of December 26, 2008, except for operating leases and letters of credit, we had no material off-balance sheet arrangements.

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

Share-Based Compensation

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

        We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of restricted stock awards, restricted share units, depending on the grant, and deferred stock units is based on the fair market values of the underlying stock on the dates of grant. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate, estimated forfeitures and expected dividends.

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

Recently Adopted Accounting Standards

        Effective December 29, 2007, we adopted FASB Statement No. 157, Fair Value Measurements, ("FAS 157") as amended by FASB Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, ("FSP 157-1"), FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, ("FSP 157-2") and FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, ("FSP 157-3"). FAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FAS 157 defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." FAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. The adoption of FAS 157 did not have any impact on our financial position, results of operations and cash flows. See Note 2. Summary of Significant Accounting Policies to the consolidated financial statements included in this report.

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

        FSP 157-3 clarifies the application of FAS 157 in a market that is not active. The Company considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 26, 2008, and the impact was not material to our financial position, results of operations and cash flows.

        Effective December 29, 2007, we adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of FAS 159 did not have any impact on our financial position, results of operations and cash flows since we did not elect to apply the fair value option for any of our eligible financial instruments or other items as of the December 29, 2007 effective date.

Accounting Standards Not Yet Adopted

        In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, ("FAS 141R"), which replaces FASB Statement No. 141, Business Combinations, ("FAS 141"). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. We are currently evaluating the impact that adoption of FAS 141R will have on our financial position, results of operations and cash flows; however, as of December 26, 2008, we have $0.7 million in deferred acquisition costs which are classified as prepaid expenses and other current assets on our consolidated balance sheet and will be expensed in the first quarter of 2009 in accordance with FAS 141R.

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

Recently Issued Accounting Standards

        In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, ("FAS 161"). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. We are currently evaluating the impact the provisions of FAS 161 will have on our financial position, results of operations and cash flows. We do not currently have any derivative instruments.

        In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, ("FAS 162"). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles ("GAAP") for nongovernmental entities in the United States. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The provisions of FAS 162 will not have any impact on our financial position, results of operations and cash flows.

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

Interest Rate Risk

        Our variable rate term debt is sensitive to changes in the general level of interest rates. As of December 26, 2008, the interest rate in effect with respect to our $215.1 million variable rate term debt was 2.90% for the LIBOR option and 4.00% for the alternate base rate option. While our variable rate term debt obligations expose us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance or results of operations. Based on the outstanding variable rate term debt as of December 26, 2008, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $2.2 million pre-tax change to our statement of operations.

        The fair market value of our fixed rate debt is subject to interest rate risk. As of December 28, 2008, the estimated fair market value of our $187.1 million 8 1/8% senior subordinated notes was $147.8 million or 79.0% of par.

Foreign Currency Exchange Risk

        The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of December 26, 2008.

Derivative Financial Instruments

        As of December 26, 2008, we did not have any interest rate swap exchange agreements, or swaps. Historically, we have entered into derivative financial instruments from time to time, including interest rate exchange agreements, to manage our exposure to fluctuations in interest rates on our debt. Under our former swap agreements, we paid a fixed rate on the notional amount to our banks and the banks paid us a variable rate on the notional amount equal to a base LIBOR rate.

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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 26, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 26, 2008, our disclosure controls and procedures were effective to (1) ensure that material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, under the Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 26, 2008.

        The report of our independent registered public accounting firm related to the effectiveness of internal control over financial reporting is included on page F-1 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        No change in our internal control over financial reporting occurred during the quarter ended December 26, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

  See Exhibit Index beginning on page 52.

ITEM 16.    Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLINE BRANDS, INC.
By:	/s/ MICHAEL J. GREBE Michael J. Grebe Chief Executive Officer and President Date: February 25, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. GREBE Michael J. Grebe	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 25, 2009
/s/ THOMAS J. TOSSAVAINEN Thomas J. Tossavainen	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	February 25, 2009
/s/ GIDEON ARGOV Gideon Argov	Director	February 25, 2009
/s/ MICHAEL E. DEDOMENICO Michael E. DeDomenico	Director	February 25, 2009
/s/ JOHN J. GAVIN John J. Gavin	Director	February 25, 2009
/s/ BARRY J. GOLDSTEIN Barry J. Goldstein	Director	February 25, 2009
/s/ ERNEST K. JACQUET Ernest K. Jacquet	Director	February 25, 2009
/s/ CHARLES W. SANTORO Charles W. Santoro	Director	February 25, 2009
/s/ DREW T. SAWYER Drew T. Sawyer	Director	February 25, 2009

EXHIBIT INDEX

1.1	Underwriting Agreement dated as of August 3, 2005 among Interline Brands, Inc., the several selling stockholders named on Schedule A thereto and the several underwriters named on Schedule B thereto, for whom Credit Suisse First Boston LLC and Lehman Brothers, Inc. acted as representatives (incorporated by reference to exhibit 1.1 to Interline Brand, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 filed on July 22, 2005 (No. 333-126515)).
1.2
Underwriting Agreement, dated as of June 9, 2006, among Interline Delaware, Interline New Jersey and certain subsidiary guarantors listed in Schedule 2 thereto, Lehman Brothers Inc. and J.P. Morgan Securities Inc, as representatives of the several underwriters listed in Schedule 1 thereto (incorporated by reference to the Company's Current Report on Form 8-K filed June 13, 2006).
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
3.2	Amended and Restated By-Laws of Interline Brands, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed November 14, 2007).
4.1	Form of Specimen Certificate (incorporated by reference to Exhibit 4.2 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
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
10.3
Amendment No. 2 to Amended and Restated Shareholders' Agreement dated as of December 21, 2004 among Interline Opco and certain of its shareholders (incorporated by reference to Exhibit 9.3 to Interline Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.4
2000 Stock Award Plan, as amended and restated July, 2000 (incorporated by reference to Exhibit 10.24 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.5
2004 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement for its annual meeting of stockholders held on May 8, 2008, Commission File No. 1-32380).
10.6	Form of Stock Option Agreement (executive) (furnished herewith).
10.7	Form of Stock Option Agreement (non-executive) (furnished herewith).
10.8
Form of Non-Employee Directors Option Agreement (incorporated by reference to Exhibit 10.45 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.9	Form of Restricted Share Unit Agreement (incorporated by reference to the Company's interim report filed on Form 8-K March 17, 2006).
10.10	Amendment to Restricted Share Unit Agreements (furnished herewith).
10.11	Form of Time-Based Restricted Share Unit Agreement (furnished herewith).
10.12
Form of Deferred Stock Unit Agreement and Notice of Election for Non-employee Directors (incorporated by reference to Exhibit 10.36 to Interline Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 30, 2005).
10.13	Amendment to Deferred Stock Unit Agreements for Non-employee Directors (furnished herewith).

10.14	Form of Management Restricted Stock Agreement (incorporated by reference to Exhibit 10.44 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
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
10.17
Employment Agreement dated as of August 13, 2004, by and between Interline Brands, Inc. and Michael J. Grebe (incorporated by reference to Exhibit 10.32 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.18
Amendment to Employment Agreement dated as of December 2, 2004, by and between Interline Brands, Inc. and Michael J. Grebe (incorporated by reference to Exhibit 10.37 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.19	Amendment to Employment Agreement dated as of December 31, 2008, by and between Interline Brands, Inc. and Michael J. Grebe (furnished herewith).
10.20
Incentive Stock Option Agreement of Michael J. Grebe, dated as of May 16, 2000 (incorporated by reference to Exhibit 10.11 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.21
Employment Agreement dated as of August 13, 2004, by and between Interline Brands, Inc. and William E. Sanford (incorporated by reference to Exhibit 10.31 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.22
Amendment to Employment Agreement dated as of December 2, 2004, by and between Interline Brands, Inc. and William E. Sanford (incorporated by reference to Exhibit 10.38 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.23
Incentive Stock Option Agreement dated as of May 16, 2000, by and between Wilmar Industries, Inc. and William E. Sanford (incorporated by reference to Exhibit 10.5 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.24
Separation Agreement and General Release of All Claims dated June 14, 2008 between Interline Brands, Inc. and William E. Sanford (incorporated by reference to Exhibit 10.1 to Interline Brands, Inc.'s Current Report filed on Form 8-K June 17, 2008).
10.25
Employment Agreement, dated July 25, 2005, between Interline Opco and Thomas J. Tossavainen (incorporated by reference to Exhibit 10.55 of Interline Brands, Inc.'s Amendment No. 2 to Form S-1 filed on August 1, 2005 (No. 333-126515)).
10.26	Amendment to Employment Agreement dated as of December 31, 2008, by and between Interline Brands, Inc. and Thomas J. Tossavainen (furnished herewith).
10.27	Employment Agreement, dated April 30, 2007, between Interline Brands, Inc. and Kenneth D. Sweder (furnished herewith).

10.28	First Amendment to Employment Agreement, dated October 20, 2008, between Interline Brands, Inc. and Kenneth D. Sweder (furnished herewith).
10.29	Amendment to Employment Agreement dated as of December 31, 2008, by and between Interline Brands, Inc. and Kenneth D. Sweder (furnished herewith).
10.30	Change in Control Severance Agreement, dated April 30, 2007, between Interline Brands, Inc. and Kenneth D. Sweder (furnished herewith).
10.31	First Amendment to Change in Control Severance Agreement, dated October 20, 2008, between Interline Brands, Inc. and Kenneth D. Sweder (furnished herewith).
10.32	Restricted Share Unit Agreement under the 2004 Equity Incentive Plan, dated as of October 20, 2008, between Kenneth D. Sweder and Interline Brands, Inc. (furnished herewith).
10.33
Employment Agreement dated as of January 7, 2004, by and between Interline Opco and Fred Bravo (incorporated by reference to Exhibit 10.25 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.34
Amendment to Employment Agreement dated September 27, 2004, by and between Interline Brands, Inc. and Fred Bravo (incorporated by reference to Exhibit 10.34 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.35
Amendment to Employment Agreement dated as of December 2, 2004, by and between Interline Brands, Inc. and Fred Bravo (incorporated by reference to Exhibit 10.40 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.36	Amendment to Employment Agreement dated as of December 31, 2008, by and between Interline Brands, Inc. and Fred M. Bravo (furnished herewith).
10.37
Employment Agreement dated as of January 7, 2004, by and between Interline Opco and Pamela L. Maxwell (incorporated by reference to Exhibit 10.26 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
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
10.40	Amendment to Employment Agreement dated as of December 31, 2008, by and between Interline Brands, Inc. and Pamela L. Maxwell (furnished herewith).
10.41	Employment Agreement, dated as of January 14, 2004, by and between Interline Brands, Inc. and James A. Spahn (furnished herewith).
10.42	Amendment to Employment Agreement, dated as of October 28, 2004, by and between Interline Brands, Inc. and James A. Spahn (furnished herewith).
10.43	Amendment to Employment Agreement dated as of December 31, 2008, by and between Interline Brands, Inc. and James A. Spahn (furnished herewith).

10.44	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.42 to Interline Brands, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 2006).
10.45	Form of Amendment to Change in Control Severance Agreement (furnished herewith).
10.46
Management Agreement, dated May 16, 2000, by and between Wilmar Industries, Inc. and Parthenon Capital, Inc. (incorporated by reference to Exhibit 10.41 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.47
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
Jacksonville, Florida

        We have audited the accompanying consolidated balance sheets of Interline Brands, Inc. and subsidiaries (the "Company") as of December 26, 2008 and December 28, 2007, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 26, 2008. We also have audited the Company's internal control over financial reporting as of December 26, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interline Brands, Inc. and subsidiaries as of December 26, 2008 and December 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP Certified Public Accountants

Jacksonville, Florida
February 25, 2009

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 26, 2008 AND DECEMBER 28, 2007

(in thousands, except share and per share data)

	December 26, 2008	December 28, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$62,724	$4,975
Short-term investments	—	48,540
Accounts receivable—trade (net of allowance for doubtful accounts of $12,140 and $7,268)	139,522	154,571
Inventory	211,200	190,974
Income tax receivable	1,452	—
Prepaid expenses and other current assets	22,884	23,664
Deferred income taxes	19,010	15,359

Total current assets	456,792	438,083
Property and equipment, net	46,033	37,131
Goodwill	317,117	313,462
Other intangible assets, net	132,787	136,734
Other assets	10,119	11,424

Total assets	$962,848	$936,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$68,255	$60,159
Accrued expenses and other current liabilities	31,394	42,175
Accrued interest	1,072	838
Income tax payable	—	1,173
Current portion of long-term debt	1,625	2,300
Capital lease—current	239	218

Total current liabilities	102,585	106,863
Long-Term Liabilities:
Deferred income taxes	37,210	33,351
Long-term debt, net of current portion	401,765	416,290
Capital lease—long term	226	464
Other liabilities	989	2,452

Total liabilities	542,775	559,420
Commitments and contingencies
Senior preferred stock; $0.01 par value, 20,000,000 shares authorized; no shares outstanding as of December 26, 2008 and December 28, 2007	—	—

Stockholders' Equity:
Common stock; $0.01 par value, 100,000,000 authorized; 32,561,360 issued and 32,449,946 outstanding as of December 26, 2008 and 32,350,188 issued and 32,308,105 outstanding as of December 28, 2007	326	324
Additional paid-in capital	571,868	567,860
Accumulated deficit	(150,833)	(191,666)
Accumulated other comprehensive income	695	1,751
Treasury stock, at cost, 111,414 shares as of December 26, 2008 and 42,083 shares as of December 28, 2007	(1,983)	(855)

Total stockholders' equity	420,073	377,414

Total liabilities and stockholders' equity	$962,848	$936,834

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

(in thousands, except share and per share data)

	2008	2007	2006
Net sales	$1,195,663	$1,239,027	$1,067,570
Cost of sales	746,037	765,137	658,698

Gross profit	449,626	473,890	408,872
Operating Expenses:
Selling, general and administrative expenses	343,793	345,297	292,752
Depreciation and amortization	16,866	14,499	14,427

Total operating expense	360,659	359,796	307,179

Operating income	88,967	114,094	101,693
Gain (Loss) on extinguishment of debt	2,775	—	(20,843)
Interest expense	(28,482)	(33,923)	(31,367)
Interest and other income	2,198	3,251	1,197

Income before income taxes	65,458	83,422	50,680
Income tax provision	24,625	32,460	19,495

Net income	$40,833	$50,962	$31,185

Earnings Per Share:
Basic	$1.26	$1.58	$0.97

Diluted	$1.25	$1.56	$0.95

Weighted-Average Shares Outstanding:
Basic	32,364,492	32,241,906	32,141,958

Diluted	32,573,552	32,703,430	32,748,400

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

(in thousands, except share data)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Deferred Compensation	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at December 30, 2005	32,220,669	$322	$558,183	$(273,037)	$992	$(1,918)	$—	$284,542
Offering costs			(30)					(30)
Reclassification to adopt FAS 123R			(1,918)			1,918		—
Share-based compensation			3,847					3,847
Issuance of restricted stock	17,800	—	—					—
Issuance of common stock from exercise of stock options	69,752	1	1,074					1,075
Tax benefits on stock options exercised			284					284
Tax benefits on other vested share-based payments			194					194
Repurchase of common stock							(498)	(498)
Adjustment to initially apply FAS 158					90			90
Comprehensive income:
Net income				31,185
Foreign currency translation					(10)
Total comprehensive income								31,175

Balance at December 29, 2006	32,308,221	323	561,634	(241,852)	1,072	—	(498)	320,679
Share-based compensation			5,377					5,377
Issuance of restricted stock	4,600	—	—					—
Issuance of common stock from exercise of stock options	37,367	1	597					598
Tax benefits on stock options exercised			128					128
Tax benefits on other vested share-based payments			124					124
Repurchase of common stock							(357)	(357)
Cumulative impact of change in accounting for uncertainty in income taxes				(776)				(776)
Comprehensive income:
Net income				50,962
Unrecognized gain on employee benefits net of amortization					(125)
Foreign currency translation					804
Total comprehensive income								51,641

Balance at December 28, 2007	32,350,188	324	567,860	(191,666)	1,751	—	(855)	377,414
Share-based compensation			3,782					3,782
Issuance of common stock from exercise of stock options	38,595	—	656					656
Tax benefits on stock options exercised			53					53
Issuance of common stock from vesting of restricted share units	172,577	2	(2)					—
Tax benefits on other vested share-based payments			(481)					(481)
Repurchase of common stock							(1,128)	(1,128)
Comprehensive income:
Net income				40,833
Amortization of unrecognized gain on employee benefits					11
Foreign currency translation					(1,067)
Total comprehensive income								39,777

Balance at December 26, 2008	32,561,360	$326	$571,868	$(150,833)	$695	$—	$(1,983)	$420,073

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

(in thousands)

	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$40,833	$50,962	$31,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,414	15,114	14,427
Gain on extiguishment of debt, net of discount	(2,890)	—	—
Amortization of debt issuance costs	1,143	1,094	1,352
Amortization of discount on 8 1/8% senior subordinated notes	148	135	63
Write-off of debt issuance costs	115	—	7,180
Tender and redemption premiums on 11 1/2% senior subordinated notes	—	—	13,663
Share-based compensation	3,782	5,377	3,847
Excess tax benefits from share-based compensation	(147)	(252)	(478)
Deferred income taxes	(680)	516	(2,199)
Provision for doubtful accounts	6,711	4,277	3,443
Loss on disposal of property and equipment	191	139	83
Changes in assets and liabilities which provided (used) cash, net of business acquired:
Accounts receivable—trade	10,303	(15,030)	(5,027)
Inventory	(19,148)	11,098	(18,555)
Prepaid expenses and other current assets	1,461	(306)	(1,971)
Other assets	661	(1,277)	(546)
Accounts payable	6,871	(6,771)	(18,571)
Accrued expenses and other current liabilities	(6,800)	(4,374)	(324)
Accrued interest	234	(2,678)	1,271
Income taxes	(2,558)	(396)	1,060
Other liabilities	(1,452)	102	43

Net cash provided by operating activities	56,192	57,730	29,946
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(20,582)	(14,906)	(7,813)
Purchase of short-term investments	(35,531)	(168,962)	—
Proceeds from sales and maturities of short-term investments	84,071	120,422	—
Purchase of businesses, net of cash acquired	(10,243)	(765)	(131,485)

Net cash provided by (used in) investing activities	17,715	(64,211)	(139,298)

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

(in thousands)

	2008	2007	2006
Cash Flows from Financing Activities:
(Decrease) Increase in purchase card payable, net	(2,909)	6,579	—
Decrease in revolver, net	—	—	(3,000)
Repayment of term debt	(2,486)	(2,613)	(160,008)
Repayment of 8 1/8% senior subordinated notes	(9,984)	—	—
Repayment of 11 1/2% senior subordinated notes	—	—	(130,000)
Payment of tender and redemption premiums on 11 1/2% senior subordinated notes	—	—	(13,663)
Proceeds from issuance of 8 1/8% senior subordinated notes, net of discount	—	—	198,566
Proceeds from issuance of term debt	—	—	230,000
Payment of debt issuance costs	—	(34)	(9,724)
Proceeds from stock options exercised	656	564	1,046
Excess tax benefits from share-based compensation	147	252	478
Treasury stock acquired to satisfy minimum tax withholding requirements	(1,050)	—	—
Payments on capital lease obligations	(218)	(307)	(439)
Initial public offering costs	—	—	(30)

Net cash (used in) provided by financing activities	(15,844)	4,441	113,226
Effect of exchange rate changes on cash and cash equivalents	(314)	163	20

Net increase (decrease) in cash and cash equivalents	57,749	(1,877)	3,894
Cash and cash equivalents at beginning of period	4,975	6,852	2,958

Cash and cash equivalents at end of period	$62,724	$4,975	$6,852

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$26,864	$36,140	$29,232

Income taxes, net of refunds	$28,905	$32,646	$21,101

Schedule of Non-Cash Investing and Financing Activities:
Adjustments to liabilities assumed and goodwill on businesses acquired	$1,027	$305	$1,535

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

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

        The Company markets and sells its products primarily through twelve distinct and targeted brands. The Company utilizes a variety of sales channels, including a direct sales force, telesales representatives, a direct marketing program, brand-specific websites and a national accounts sales program. The Company delivers its products through its network of regional distribution centers and professional contractor showrooms located throughout the United States and Canada, two national distribution centers, vendor managed inventory locations at large professional contractor customer locations and its dedicated fleet of trucks. Through its broad distribution network, the Company provides same day/next day delivery service to the majority of the U.S. population.

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

Fiscal Year

        The Company operates on a 52-53 week fiscal year, which ends on the last Friday in December. The fiscal years ended December 26, 2008, December 28, 2007 and December 29, 2006 were fifty-two week years. References herein to 2008, 2007 and 2006 are for the fiscal years ended December 26, 2008, December 28, 2007 and December 29, 2006, respectively.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreign Currency Translation

        Assets and liabilities of the Company's foreign subsidiary, where the functional currency is the local currency, are translated into United States dollars at the year-end exchange rate. The related translation adjustments are recorded as a component of other comprehensive income. Revenues and expenses are translated using average exchange rates prevailing during the year.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less.

Short-Term Investments

        The Company accounts for investments in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("FAS 115"). The Company's short-term investments primarily include investments in high-grade tax exempt auction rate securities and variable rate demand notes, which are debt instruments, such as municipal bonds, with long-term scheduled maturities and periodic interest rate reset dates. The interest rates on these investments are typically reset to market prevailing rates every 35 days or less, and in some cases every 7 days or less. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of the Company's investment in these investments, they have been classified as current assets. Short-term investments are recorded at fair value based on current market rates and are classified as available-for-sale. Changes in the fair value, if any, are included in accumulated other comprehensive income, net of applicable taxes. As of December 26, 2008 and December 28, 2007, there were no unrealized gains and losses associated with these investments. During 2008 and 2007, all income generated from short-term investments was recorded as interest income.

Concentrations of Credit Risk

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company's accounts receivable are principally from facilities maintenance, professional contractor and specialty distributor customers in the United States and Canada. Concentration of credit risk with respect to accounts receivable, however, is limited due to the large number of customers comprising the Company's customer base. The Company performs

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

credit evaluations of its customers; however, the Company's policy is not to require collateral. As of December 26, 2008 and December 28, 2007, the Company had no significant concentrations of credit risk.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Depreciation and amortization, including assets under capital leases, is computed using the straight-line method based upon estimated useful lives of the assets as follows:

Buildings	39-40 years
Machinery and equipment	5-7 years
Office furniture and equipment	3-7 years
Vehicles	5 years
Leasehold improvements	1-10 years

Costs of Computer Software Developed or Obtained for Internal Use

        The Company capitalizes costs related to internally developed software in accordance with Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, ("SOP 98-1"). Only costs incurred during the development stage, including design, coding, installation and testing are capitalized. These capitalized costs primarily represent internal labor costs for employees directly associated with the software development. Upgrades or modifications that result in additional functionality are capitalized. Capitalized costs were $1.7 million, $1.8 million and $0.8 million for 2008, 2007 and 2006, respectively. As of December 26, 2008 and December 28, 2007, there was $4.4 million and $4.3 million, respectively, of unamortized capitalized software costs. During 2008, 2007 and 2006, amortization expense associated with capitalized software costs was $1.6 million, $1.4 million and $0.9 million, respectively.

Goodwill

        Goodwill represents the excess of the costs of acquired companies over the fair value of their net tangible assets. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets, ("FAS 142") the Company does not amortize goodwill but is required to annually evaluate goodwill for impairment. Goodwill is tested for impairment at least annually, or whenever events of changes in circumstances indicate that the carrying amount may not be recoverable. The Company has elected to perform its annual goodwill impairment test as of the last day of each year. The determination of whether goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company's reporting unit. Changes in the Company's strategy or assumptions, environmental or other regulations, and/or market conditions could significantly impact these judgments. The Company monitors market conditions and other factors to determine if interim impairment tests are necessary in future periods. If impairment indicators are present in such periods, the resulting impairment charges could be material. No impairment was identified as a result of its impairment test for any year presented.

Other Intangible Assets

        Other intangible assets include amounts assigned to trademarks, customer lists and relationships, non-compete agreements and deferred debt issuance costs. Other intangibles are amortized over their useful lives, 13 to 20 years for customer lists and relationships and 1 to 10 years for non-compete agreements. Deferred debt issuance costs are amortized as a component of interest expense over the term of the related debt using the effective interest method or a method that approximates the

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

effective interest method. Effective September 30, 2006, the Company determined that its trademarks had indefinite lives and discontinued the amortization of its trademarks. The Company has elected to perform its annual impairment test on long-lived assets as of the last day of each year. No impairment was identified as a result of its impairment test for any year presented.

Impairment of Long-Lived Assets

        The Company evaluates its intangible assets for impairment on an annual basis or when an event occurs or circumstances change that would indicate that the fair value of the intangible asset has reduced below its carrying amount. Such evaluations include an assessment of customer retention, cash flow projections and other factors the Company believes are relevant. The discounted future expected net cash flows of each identifiable asset are used to measure impairment losses. The determination of whether intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the intangible asset. Changes in the Company's strategy or assumptions, environmental or other regulations, and/or market conditions could significantly impact these judgments. The Company monitors market conditions and other factors to determine if interim impairment tests are necessary in future periods. If impairment indicators are present in such periods, the resulting impairment charges could be material. The Company has not identified any impairment losses with respect to long-lived assets for any year presented.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cost of Sales

        Cost of sales includes merchandise costs less vendor rebates, freight-in and operating costs related to the Company's National Distribution Centers.

Shipping and Handling Costs

        Shipping and handling costs have been included in selling, general and administrative expenses on the consolidated statements of operations. Shipping and handling costs were $57.3 million, $58.9 million, and $52.0 million in 2008, 2007 and 2006, respectively.

Advertising Costs

        Costs of producing and distributing sales catalogs and promotional flyers are capitalized and charged to expense over the life of the related catalog and promotional flyers. Advertising expenses, net of co-op advertising, were $2.3 million, $3.1 million, and $3.8 million in 2008, 2007 and 2006, respectively. Co-op advertising was $2.3 million in 2008, $2.5 million in 2007 and $2.3 million in 2006.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        During 2008, the Company entered in to a separation agreement with an executive. Under the separation agreement and in exchange for non-competition and non-solicitation restrictions relating to activities after leaving the Company, the Company amended certain stock options granted to the executive in connection with the Company's initial public offering in December 2004. The amendments allow the executive the right to exercise those stock options until December 31, 2010. As a result of the modification to those stock options, the Company recorded $0.7 million in share-based compensation expense. The total share-based compensation expense, which is included in the consolidated statement of earnings, was $3.8 million, $5.4 million and $3.8 million for 2008, 2007 and 2006, respectively. See Note 13. Share-Based Compensation for more information.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

deferred stock units, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares:

	Year Ended
	December 26, 2008	December 28, 2007	December 29, 2006
Weighted average shares outstanding—basic	32,364,492	32,241,906	32,141,958
Dilutive shares resulting from:
Stock options	102,383	358,561	497,042
Restricted stock	2,088	17,991	48,959
Restricted stock units	72,317	73,946	59,199
Deferred stock uits	32,272	11,026	1,242

Weighted average shares outstanding—diluted	32,573,552	32,703,430	32,748,400

        During 2008, 2007 and 2006, options to purchase 2,197,830 shares, 1,022,405 shares and 266,788 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because the exercise prices of those options are greater than the average market value of common stock and the effect would be anti-dilutive.

Segment Information

        In accordance with FASB Statement No.131, Disclosure about segments of an Enterprise and Related Information, ("FAS 131"), the Company has one operating segment and reportable segment, the distribution of MRO products. The Company's net sales by product category were as follows (in thousands):

	Year Ended
Product Category	December 26, 2008	December 28, 2007	December 29, 2006
Plumbing	$340,399	$380,522	$378,512
Janitorial and sanitary	299,261	283,416	149,632
Heating, ventilation and air conditioning	126,340	119,416	123,568
Electrical and lighting	111,158	129,019	127,511
Appliances and parts	67,433	72,312	59,548
Security	60,674	62,247	56,262
Hardware and tools	52,655	56,748	51,075
Other	137,743	135,347	121,462

Total	$1,195,663	$1,239,027	$1,067,570

        The Company's revenues and assets outside the United States are not significant.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Standards

        Effective December 29, 2007, the Company adopted FASB Statement No. 157, Fair Value Measurements, ("FAS 157") as amended by FASB Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, ("FSP 157-1"), FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, ("FSP 157-2") and FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, ("FSP 157-3"). FAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FAS 157 defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." FAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

        The table below includes a rollforward of the Company's investments in auction rate securities from December 28, 2007 to December 26, 2008 and a reclassification of these investments from Level 1 to Level 3 in the valuation hierarchy (in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Unobservable Inputs (Level 3)
Fair value at December 28, 2007	$48,540	$—
Purchase	35,531	—
Sales	(78,071)	(6,000)
Transfers (out) in	(6,000)	6,000

Fair value at December 26, 2008	$—	$—

        The adoption of FAS 157 did not have any impact on the Company's financial position, results of operations and cash flows.

        FSP 157-1 amends FAS 157 to exclude from the scope of FAS 157 certain leasing transactions accounted for under FASB Statement No. 13, Accounting for Leases. The adoption of FAS 157 on the Company's leasing transactions did not have a material impact on the Company's financial position, results of operations and cash flows and did not result in additional disclosures.

        FSP 157-2 amends FAS 157 to defer the effective date of FAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact the provisions of FAS 157 will have on its non-financial assets and non-financial liabilities since the application of FAS 157 for such items was deferred.

        FSP 157-3 clarifies the application of FAS 157 in a market that is not active. The Company considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 26, 2008, and the impact was not material to its financial position, results of operations and cash flows.

        Effective December 29, 2007, the Company adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of FAS 159 did not have any impact on the Company's financial position, results of operations and cash flows since the Company did not elect to apply the fair value option for any of its eligible financial instruments or other items as of the December 29, 2007 effective date.

Accounting Standards Not Yet Adopted

        In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, ("FAS 141R"), which replaces FASB Statement No. 141, Business Combinations, ("FAS 141"). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. The Company is currently evaluating the impact that adoption of FAS 141R will have on its financial position, results of operations and cash flows; however, as of December 26, 2008, the Company has $0.7 million in deferred acquisition costs which are classified as prepaid expenses and other current assets on the Company's consolidated balance sheet and will be expensed in the first quarter of 2009 in accordance with FAS 141R.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company is currently evaluating the impact that adoption of FAS 160 will have on its financial position, results of operations and cash flows.

Recently Issued Accounting Standards

        In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, ("FAS 161"). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company is currently evaluating the impact the provisions of FAS 161 will have on its financial position, results of operations and cash flows. The Company does not currently have any derivative instruments.

        In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, ("FAS 162"). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles ("GAAP") for nongovernmental entities in the United States. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The provisions of FAS 162 will not have any impact on the Company's financial position, results of operations and cash flows.

3. ACQUISITION

        On August 21, 2008, Interline New Jersey completed the acquisition of Eagle Maintenance Supply, Inc. ("Eagle") for a purchase price of $9.6 million in cash, including transaction fees of $0.1 million. Eagle is a distributor of janitorial and sanitary supplies to the institutional marketplace. This acquisition represents an expansion of the Company's institutional facilities maintenance business. The acquisition was accounted for in accordance with FASB Statement No. 141, Business Combinations ("FAS 141"). The results of Eagle have been included in the Company's condensed consolidated financial statements since August 22, 2008. Supplemental pro forma information has not been provided because it is immaterial.

        Given the recent acquisition date, the Company has not completed its allocation of the purchase price; therefore, the final fair value assessment is not yet complete. Currently, of the $9.6 million purchase price, $2.1 million was allocated to the net assets, $0.1 million was allocated to non-compete agreements and have a weighted-average useful life of 18 months, $3.0 million was allocated to customer relationships and have a weighted-average useful life of approximately 16 years and the remaining $4.5 million was allocated to goodwill. This acquisition was treated as a purchase and sale of assets for federal income tax purposes. Accordingly, the $4.4 million allocated to goodwill is expected to be deductible for tax purposes. The Company expects to complete the allocation process during the second quarter of fiscal 2009.

        As a result of its integration plan, the Company accrued, as part of the purchase price, $0.1 million in employee severance and other facility integration costs associated with the Eagle acquisition.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

4. RESTRUCTURING AND ACQUISITON ACCRUALS

Restructuring Accruals

        During the three months ended September 26, 2008, the Company began undertaking significant changes in its cost structure. These operational initiatives focus on reducing the Company's overall operating cost structure. The Company took the following specific actions during the year ended December 26, 2008:

  •
  reduced our workforce; and

  •
  closed and consolidated certain facilities.

        The restructuring charges related to these various initiatives were $2.3 million during the year ended December 26, 2008 and are included as part of selling, general and administrative expenses in the Company's statement of earnings. The following table summarizes the changes to accruals assumed in connection with the Company's restructuring, which are included in accrued expenses and other current liabilities (in thousands):

	Employee Separation Costs	Facility Closing and Other Costs	Total
Balance at December 28, 2007	$—	$—	$—
Provisions	1,127	1,208	2,335
Payments	(797)	(210)	(1,007)
Fixed asset write-offs		(154)	(154)

Balance at December 26, 2008	$330	$844	$1,174

Acquisition Accruals

        The following table summarizes the changes to reserves assumed in connection with the Company's business combinations (in thousands):

	Employee Severance and Relocation	Facility Closing and Other Costs	Total
Balance at December 29, 2006	$1,093	$5,321	$6,414
Payments	(1,073)	(471)	(1,544)
Write-offs	—	(1,925)	(1,925)
Additions to reserve	248	1,252	1,500

Balance at December 28, 2007	268	4,177	4,445
Payments	(108)	(1,428)	(1,536)
Write-offs	(103)	(787)	(890)
Additions to reserve	38	20	58

Balance at December 26, 2008	$95	$1,982	$2,077

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

5. ACCOUNTS RECEIVABLE

        The Company's trade receivables are exposed to credit risk. The majority of the market served by the Company is comprised of numerous individual accounts, none of which is individually significant. The Company monitors the creditworthiness of its customers on an ongoing basis and provides a reserve for estimated bad debt losses. If the financial condition of the Company's customers were to deteriorate, increases in its allowance for doubtful accounts may be needed.

        The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Year Ended	Balance at Beginning of Year	Charged to Expense	Deductions(1)	Balance at End of Year
December 29, 2006	$8,150	$3,443	$(1,369)	$10,224
December 28, 2007(2)	$10,224	$4,277	$(7,233)	$7,268
December 26, 2008	$7,268	$6,711	$(1,839)	$12,140

(1)
Accounts receivable written-off as uncollectible, net of recoveries.

(2)
During 2007, the Company performed a detailed review of its allowance for doubtful accounts. Based on that review, the Company increased the number of accounts written-off as uncollectible. The majority of the accounts receivable written-off as uncollectible had been fully reserved for in prior years.

6. SHORT-TERM INVESTMENTS

        The Company did not hold any short-term investment as of December 26, 2008. Short-term investments consisted of the following as of December 28, 2007 (in thousands):

December 28, 2007
Auction rate securities	$32,575
Variable rate demand notes	15,965

$48,540

7. PREPAID EXPENSES

        Prepaid expenses and other current assets consisted of the following as of December 26, 2008 and December 28, 2007 (in thousands):

	December 26, 2008	December 28, 2007
Vendor rebates receivable	$12,734	$16,556
Prepaid insurance	2,796	1,997
Prepaid rent	1,932	1,567
Other	5,422	3,544

	$22,884	$23,664

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

8. PROPERTY AND EQUIPMENT

        Major classifications of property and equipment as of December 26, 2008 and December 28, 2007 are as follows (in thousands):

	December 26, 2008	December 28, 2007
Land	$400	$400
Building	9,262	9,258
Machinery and equipment	87,396	68,972
Office furniture and equipment	7,389	7,105
Vehicles	2,196	1,509
Leasehold improvements	11,857	10,170
Construction in progress	—	1,982

	118,500	99,396
Less: Accumulated depreciation and amortization	(72,467)	(62,265)

	$46,033	$37,131

        Depreciation and amortization expense, including for assets under capital leases, was $11.6 million, $9.5 million, and $8.7 million for 2008, 2007 and 2006, respectively.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

        Changes to goodwill during 2008 and 2007 were as follows (in thousands):

Balance at December 29, 2006	$313,077
Acquired goodwill	690
Purchase price adjustments	(305)

Balance at December 28, 2007	313,462
Acquired goodwill	4,682
Purchase price adjustments	(1,027)

Balance at December 26, 2008	$317,117

        The acquired goodwill during 2007 relates to the Company's July 2006 acquisition of AmSan LLC ("AmSan"). The acquired goodwill during 2008 primarily relates to the Company's August 2008 acquisition of Eagle. See Note 3. Acquisition for further detail associated with the Eagle acquisition.

        Purchase price adjustments during 2007 relate primarily to the write-off of unused acquisition accruals created for the estimated losses on lease abandonments and facility consolidations associated with the Barnett, Inc., Florida Lighting, Inc., Copperfield and AmSan acquisitions offset by the related adjustments to deferred taxes for these write-offs.

        Purchase price adjustments during 2008 relate primarily to the write-off of unused acquisition accruals created for the estimated loss on property and equipment and operating leases associated with the AmSan and Barnett, Inc. acquisitions as well as the release of the remaining escrow liability associated with the CCS Enterprises, Inc. acquisition which expired during 2008.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

9. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of December 26, 2008 and December 28, 2007 were as follows (in thousands):

December 26, 2008	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$49,362	$19,568	$29,794
Customer relationships	48,200	7,580	40,620
Trademarks	61,121	5,568	55,553
Non-compete agreements	2,762	2,653	109
Deferred debt issuance costs	9,499	2,788	6,711

Total	$170,944	$38,157	$132,787

December 26, 2007
Customer lists	$49,362	$16,733	$32,629
Customer relationships	45,200	4,850	40,350
Trademarks	61,121	5,568	55,553
Non-compete agreements	2,616	2,384	232
Deferred debt issuance costs	9,615	1,645	7,970

Total	$167,914	$31,180	$136,734

        The amortization of deferred debt issuance costs, recorded as a component of interest expense, was $1.1 million, $1.1 million, and $1.4 million in 2008, 2007 and 2006, respectively. The write-off of deferred debt issuance costs totaled $0.1 million and $7.2 million in 2008 and 2006, respectively, related to the extinguishment of debt. The Company did not write-off any deferred debt issuance costs during 2007.

        Amortization expense on other intangible assets was $5.8 million, $5.6 million, and $5.7 million for 2008, 2007 and 2006, respectively. Expected amortization expense on other intangible assets (excluding deferred debt issuance costs which will vary depending upon debt payments) for each of the five succeeding fiscal years is expected to be as follows (in thousands):

Fiscal Year	Future Estimated Amortization
2009	$5,960
2010	$5,768
2011	$5,653
2012	$5,601
2013	$5,577

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

10. ACCRUED LIABILITIES

        Accrued expenses and other current liabilities consisted of the following as of December 26, 2008 and December 28, 2007 (in thousands):

	December 26, 2008	December 28, 2007
Accrued compensation and benefits	$10,139	$13,703
Purchase card payable(1)	4,314	7,223
Other	16,941	21,249

	$31,394	$42,175

    (1)
    Purchase card payable is comprised of trade vendor invoices that were paid pursuant to a purchase card agreement with a third-party intermediary. The Company has entered into a purchase card agreement with a third-party intermediary whereby the third-party intermediary pays the trade vendor invoices in accordance with the terms agreed to by the vendor and the Company. The third-party intermediary bills the Company for amounts disbursed on a monthly basis. As a result, there could be an outstanding payable due to the third-party intermediary at any period end. The net activity in purchase card payable is shown as cash flows from financing activities. In addition, the Company receives a rebate from the third-party intermediary based on the volume of transactions administered by the third-party intermediary totaling $0.6 million and $0.4 million during 2008 and 2007, respectively.

11. DEBT

        Long-term debt consisted of the following as of December 26, 2008 and December 28, 2007 (in thousands):

	December 26, 2008	December 28, 2007
Term loans	$215,075	$216,550
Notes payable	2,275	3,275
8 1/8% senior subordinated notes, net of unamortized discount of $1,060 as of December 26, 2008 and $1,235 as of December 28, 2007	186,040	198,765

	403,390	418,590
Less: Current portion	(1,625)	(2,300)

	$401,765	$416,290

        In April 2003, Interline New Jersey issued a non-recourse note payable in the principal amount of $3.3 million for the purchase of an investment. During 2008, in accordance with the terms of the note, the Company used part of the capital distributed by the investment to pay down $1.0 million of the note. This note, which is secured only by the investment, bears interest at a rate of 4.0% per annum, with principal due in full in April 2010.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

11. DEBT (Continued)

        In May 2003, Interline New Jersey completed an offering of $200.0 million of 11 1/2% senior subordinated notes due 2011 and entered into a $205.0 million senior secured credit facility. In December 2004, Interline New Jersey elected to redeem $70.0 million of the 11 1/2% senior subordinated notes using proceeds from the Company's IPO and gave the 30-day notice required by the indenture. Also in December 2004, Interline New Jersey amended its term loan facility and revolving loan facility. The term loan was reduced to $100.0 million from $140.0 million and the revolving loan facility was increased to $100.0 million from $65.0 million. As part of the amendment, Interline New Jersey paid down $31.3 million of the term loan using proceeds from the Company's IPO. The term loan facility was due to mature on December 31, 2010 and the revolving loan facility was due to mature on May 31, 2008.

        In June 2006, Interline New Jersey completed a series of refinancing transactions consisting of (1) an offering of $200.0 million of 8 1/8% senior subordinated notes due 2014 and (2) entering into a $330.0 million bank credit facility. The new bank credit facility consists of a $100.0 million 7-year term loan, a $130.0 million 7-year delayed draw term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit. The delayed draw term loan was available solely to fund the acquisition of substantially all of the assets of American Sanitary Incorporated and the acquisition-related fees and expenses. The proceeds from the 8 1/8% senior subordinated notes and the new bank credit facility were used to repurchase the 11 1/2% senior subordinated notes and to repay the indebtedness under the prior credit facility. The 11 1/2% senior subordinated notes were repurchased at a price equal to 110.51% of their principal amount. In connection with the repurchase of the 11 1/2% senior subordinated notes and the repayment of the prior credit facility, Interline New Jersey recorded a loss on early extinguishment of debt of $20.7 million. The loss was comprised of $13.7 million in tender premiums associated with the repurchase of the 11 1/2% senior subordinated notes and a non-cash charge of $7.0 million in deferred financing costs written-off associated with the repurchase of the 11 1/2% senior subordinated notes and the repayment of the prior credit facility.

        The 8 1/8% senior subordinated notes were priced at 99.3%, or $198.6 million, of their principal amount, representing a yield to maturity of 8 1/4%. The discount of $1.4 million is being amortized over the term of the 8 1/8% senior subordinated notes. The amortization of the discount, recorded as a component of interest expense, was $0.1 million in 2008, 2007 and 2006. The 8 1/8% senior subordinated notes mature on June 15, 2014 and interest is payable on June 15 and December 15 of each year. Debt issuance costs capitalized in connection with the 8 1/8% senior subordinated notes were $5.8 million. In December 2008, the Company repurchased $12.9 million of the 8 1/8% senior subordinated notes at 77 3/8% of par, or $10.0 million. In connection with the repurchase of the 8 1/8% senior subordinated notes, the Company recorded a gain on the extinguishment of debt of $2.8 million net of $0.1 million in deferred financing costs written-off. As of December 26, 2008 and December 28, 2007, the $187.1 million and $200.0 million in then outstanding 8 1/8% senior subordinated notes, respectively, had an estimated fair market value of $147.8 million, or 79% of par, and $198.0 million, or 99% of par, respectively.

        Borrowings under the new term loan, the delayed draw facility and the new revolving credit facility bear interest, at Interline New Jersey's option, at either LIBOR plus 1.75% or at the alternate base rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

11. DEBT (Continued)

0.75%. As of December 26, 2008, the interest rate in effect with respect to the new term loan and the delayed draw facility was 2.90% for the LIBOR option and 4.00% for the alternate base rate option. Outstanding letters of credit under the new revolving credit facility are subject to a per annum fee equal to the applicable margin under the new revolving credit facility. The interest rate margin is subject to pricing adjustments at the end of each fiscal quarter based on the ratio of net total indebtedness to adjusted consolidated EBITDA, as defined by the credit facility. The new term loan and the delayed draw facility mature on June 23, 2013 and the revolving loan facility matures on June 23, 2012. Amounts under the new term loan and the delayed draw facility are due and payable in quarterly installments equal to 1.0% of the original principal amount on an annual basis through June 23, 2013, with the balance payable in one final installment at the maturity date. Debt issuance costs capitalized in connection with the new term loan, the delayed draw facility and the new revolving credit facility were $3.9 million.

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

        The new bank credit facility, which is secured by substantially all of the assets of Interline New Jersey and is guaranteed by the Company and by the domestic subsidiaries of Interline New Jersey, contains affirmative, negative and financial covenants that limit Interline New Jersey's ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

11. DEBT (Continued)

common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain certain financial ratios as of the last day of each fiscal quarter, including a minimum ratio of adjusted consolidated EBITDA, as defined by the credit facility, to consolidated cash interest expense and a maximum ratio of net total indebtedness to adjusted consolidated EBITDA, as defined by the credit facility. As of December 26, 2008, the maximum ratio of net total indebtedness to adjusted consolidated EBITDA, as defined by the credit facility, was 3.5 times. Interline New Jersey and the Company were in compliance with all covenants as of December 26, 2008 and December 28, 2007.

        As of December 26, 2008 and December 28, 2007, Interline New Jersey had $30.5 million and $87.9 million, respectively, available under its revolving credit facility. The Company's effective borrowing capacity is reduced by the limitation under the bank credit facility's ratio of net total indebtedness to adjusted consolidated EBITDA, as defined by the credit facility, and by the failure of one of the financial institutions that support its revolving credit facility.

        Total letters of credit issued under the revolving credit facility as of December 26, 2008 and December 28, 2007 were $8.3 million and $12.1 million, respectively. There were no borrowings under the revolving credit facility as of December 26, 2008 and December 28, 2007.

        The maturities of long-term debt subsequent to December 26, 2008 are as follows (in thousands):

Fiscal Year
2009	$1,625
2010	3,575
2011	1,300
2012	1,300
2013	209,550
Thereafter	187,100

$404,450

12. PREFERRED STOCK

        The Company has the authority to issue 20,000,000 shares of preferred stock, par value $.01 per share. As of December 26, 2008 and December 28, 2007 there were no preferred shares issued or outstanding. In connection with the reincorporation merger and IPO transaction, the preferred stock of Interline New Jersey was converted to common stock of the Company.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

13. SHARE-BASED COMPENSATION (Continued)

discretion whether a SAR is settled in cash, shares or a combination of cash and shares. In connection with the Company's IPO in December 2004, options to purchase shares of the common stock of Interline New Jersey were converted into options to purchase shares of the Company's common stock.

        During 2004, the Company adopted the 2004 Equity Incentive Plan, (the "2004 Plan"), under which the Company may award 3,175,000 shares in the form of incentive stock options, nonqualified stock options, stock appreciation rights, or SARs, restricted stock, restricted share units ("RSUs"), deferred stock units ("DSUs") and stock bonus awards, all of which may be awarded to any employee, director, officer or consultant of the Company. In May 2006, the stockholders of the Company approved an amendment to the 2004 Plan whereby the number of shares of the Company's common stock reserved for issuance under the 2004 Plan was increased by 2,000,000 shares and to further restrict the repricing of awards granted under the 2004 Plan without first obtaining approval by the Company's stockholders. In May 2008, the stockholders of the Company approved amendments to the 2004 Plan, including to increase the number of shares of common stock reserved for issuance and available for grants thereunder to 3,800,000 as of January 1, 2008 and to change the method by which shares subject to full value awards granted thereunder are counted against the 2004 Plan's share limit. Effective January 1, 2008, shares subject to grants of full value awards, or awards other than options or SARs, count against the applicable share limits under the 2004 Plan as 1.8 shares for every 1 share granted, while shares subject to stock options or SARs count against the applicable share limits as 1 share for every 1 share granted.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

13. SHARE-BASED COMPENSATION (Continued)

the expected option life assumed at the date of grant. The Black-Scholes weighted-average assumptions were as follows:

	Year Ended
	December 26, 2008	December 28, 2007	December 29, 2006
Expected volatility	33.6%	27.0%	27.7%
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	2.9%	4.5%	4.9%
Expected life (in years)	5.0	5.0	5.0

        The weighted average fair value per option of stock options granted during 2008, 2007 and 2006 was $6.64, $6.88 and $7.96, respectively.

        A summary of stock option activity as of December 26, 2008 and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(in years)
				(in thousands)
Outstanding at December 28, 2007	2,989,429	$19.05
Granted	453,374	19.25
Exercised	(38,595)	15.00
Forfeited or expired	(82,186)	19.78

Outstanding at December 26, 2008	3,322,022	$19.10	5.9	$—

Vested or expected to vest at December 26, 2008	3,302,474	$19.10	5.9	$—

Exercisable at December 26, 2008	2,394,195	$18.54	5.9	$—

(1)
The aggregate intrinsic value represents the amount by which the fair value of the underlying stock at period end exceeds the stock option exercise price.

        The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all stock options exercised during 2008, 2007 and 2006 was $0.1 million, $0.3 million and $0.7 million, respectively. Proceeds from stock options exercised during 2008, 2007 and 2006 were $0.7 million, $0.6 million and $1.0 million, respectively. As of December 26, 2008, there was $4.5 million of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock, Restricted Stock Units and Deferred Stock Units

        Shares of restricted stock granted under the 2004 Plan to executives, employees and non-employee directors do not have an exercise price. The share-based compensation expense associated with the

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

13. SHARE-BASED COMPENSATION (Continued)

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

        RSUs granted under the 2004 Plan to management do not have an exercise price. The share-based compensation expense associated with the RSUs is based on the quoted market price of the Company's shares of common stock on the date of grant. Depending on the grant, (1) one half of the RSUs vest on an accelerated basis in two installments over two years provided that certain pre-established annual percentage increases in the Company's earnings per share are attained and one half vest evenly over three years; or (2) one half of the RSUs vest on the second grant date anniversary if certain earnings before interest, taxes, depreciation and amortization ("EBITDA") targets are met and one half vest on the third grant date anniversary if certain EBITDA targets are met; or (3) one half of the RSUs vest evenly over three years and one half vest evenly over five years; or (4) on the earlier of A) the fourth grant date anniversary, provided that (1) the average daily closing price of a share of the Company's common stock during any 20-consecutive-trading-day period ("Average Closing Price") commencing on or after the grant date equals or exceeds a specified amount prior to the fourth grant date anniversary; and (2) the executive's employment has not terminated prior to the fourth grant date anniversary; or (B) the date that is the later of (1) the date on which the Average Closing Price equals or exceeds a higher specified amount and (2) the fifth grant date anniversary of the Transaction Date, provided that the participant's employment has not yet terminated, and provided further that it occurs not later than the seventh grant date anniversary.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

13. SHARE-BASED COMPENSATION (Continued)

        A summary status of restricted stock, RSUs and DSUs as of December 26, 2008, and changes during the year then ended is presented below:

	Restricted Stock		Restricted Share Units		Deferred Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 28, 2007	79,482	$17.73	369,252	$22.22	27,283	$24.10
Granted	—	—	229,194	17.25	14,777	15.52
Vested	(57,082)	15.37	(172,577)	23.34	—	—
Forfeited	(3,200)	24.11	(171,613)	20.97	—	—

Outstanding at December 26, 2008	19,200	$23.69	254,256	$17.82	42,060	$21.08

        The total fair value of restricted stock vested during 2008, 2007 and 2006 was $1.1 million, $1.1 million and $1.6 million, respectively. The total fair value of restricted share units vested during 2008 was $2.4 million. No restricted share units vested during 2007 and 2006. As of December 26, 2008, there was $0.7 million of total unrecognized compensation cost related to unvested restricted stock, RSUs and DSUs. The cost is expected to be recognized over a weighted-average period of 2.6 years.

14. EMPLOYEE BENEFIT PLANS

401(k) Plan

        The Company has qualified profit sharing plans under Section 401(k) of the Internal Revenue Code. Pursuant to the 401(k) plan, the Company matches employee contributions at a rate of 50% of the first 5% up to the statutory maximum of $5,500 per employee. Company contributions to the 401(k) plan were $2.1 million, $2.1 million and $1.6 million for 2008, 2007 and 2006, respectively.

Supplemental Executive Retirement Plan

        As a result of the AmSan acquisition, the Company has a supplemental executive retirement plan ("AmSan SERP"). The AmSan SERP is a nonqualified plan that covers three AmSan employees. Upon adoption of FAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), ("FAS 158") the Company decreased the liability associated with the AmSan SERP as of December 29, 2006 by $0.1 million and recorded the unrecognized gain in accumulated other comprehensive income. The projected benefit obligation for the AmSan SERP as of December 26, 2008 and December 28, 2007 was $0.5 million and $0.6 million, respectively, and is included in other liabilities on the Company's consolidated balance sheet. The Company does not fund this liability and no assets are held by the AmSan SERP. The accumulated benefit obligation for the AmSan SERP as of December 26, 2008 and December 28, 2007 was $0.5 million and $0.6 million, respectively.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

14. EMPLOYEE BENEFIT PLANS (Continued)

        The reconciliation of the projected benefit obligation for the AmSan SERP is as follows (in thousands):

	Year Ended		Period from July 3, 2006 to December 29, 2006
	December 26, 2008	December 28, 2007
Beginning projected benefit obligation	$570	$435	$402
Service cost	17	28	22
Interest cost	30	28	11
Prior service cost	—	126	—
Cash benefits paid	(80)	(47)	—

Ending projected benefit obligation	$537	$570	$435

        The components of net periodic benefit cost are as follows (in thousands):

	Year Ended		Period from July 3, 2006 to December 29, 2006
	December 26, 2008	December 28, 2007
Service cost	$17	$28	$22
Interest cost	30	28	11
Gain recognized	(31)	(31)	(15)
Prior service cost	41	33	4

Net periodic benefit cost	$57	$58	$22

        The weighted-average assumptions used to determine the projected benefit obligation and the net periodic benefit cost are as follows:

	December 26, 2008	December 28, 2007
Discount rate	5.5%	5.5%
Rate of compensation increase	0.0%	0.0%

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

14. EMPLOYEE BENEFIT PLANS (Continued)

        The following benefit payments are expected to be paid under the AmSan SERP (in thousands):

Fiscal Year
2009	$80
2010	80
2011	80
2012	80
2013	80
Thereafter	269

$669

        The Company has one whole-life insurance policy for each AmSan employee covered by the AmSan SERP. The cash surrender value of these policies as of December 26, 2008 and December 28, 2007 was $0.4 million and $0.6 million, respectively, and is included in other assets on the Company's consolidated balance sheet.

Deferred Compensation Plan

        As a result of the AmSan acquisition, the Company has a nonqualified deferred compensation plan ("AmSan DCP"). Contributions and interest expense for the AmSan DCP for 2008, 2007 and for the period from July 3, 2006 to December 29, 2006 were immaterial. Payments under the AmSan DCP were immaterial during 2008 and $0.2 million during 2007. There were no payments during the period from July 3, 2006 to December 29, 2006. The liability for the AmSan DCP as of December 26, 2008 and December 28, 2007 was $0.2 million and $0.2 million, respectively, and is included in other liabilities on the Company's consolidated balance sheet. The Company does not fund this liability and no assets are held by the AmSan DCP.

        The following benefit payments, including interest and estimated future contributions, are expected to be paid under the AmSan DCP (in thousands):

Fiscal Year
2009	$26
2010	26
2011	26
2012	26
2013	26
Thereafter	104

$234

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

15. COMMITMENTS AND CONTINGENCIES

Lease Commitments

        The Company leases its facilities under operating and capital leases expiring at various dates through 2019. Minimum future rental payments under these operating and capital leases as of December 26, 2008 are as follows (in thousands):

Fiscal Year	Operating	Capital
2009	$20,000	$279
2010	15,313	234
2011	11,430	4
2012	9,159	—
2013	6,108	—
Thereafter	17,750	—

Total payments	$79,760	517

Less: Amount representing interest		(52)

Present value of minimum lease payments		465
Less: Current portion		(239)

		$226

        In connection with the Copperfield acquisition, the Company leases an office building from an entity in which an employee and his family hold an ownership interest in the property. This lease was amended in November 2005 and will expire on November 30, 2010, with an option to extend for one additional five year term. Minimum annual rent payable under this lease is $0.2 million, plus all real estate taxes and assessments, and all operating costs related to the building. The total rent expense for this lease was $0.2 million for 2008, 2007 and 2006. The Company believes that the terms of the lease are no less favorable to it than could be obtained from an unaffiliated party.

        In connection with the AmSan acquisition, the Company leases five properties from entities in which employees and their families hold an ownership interest. Two of these leases expired on December 31, 2008 and the remaining three leases expire on March 25, 2009, March 31, 2009 and January 31, 2013, respectively. Minimum annual rent payable under these leases is $1.4 million, including all real estate taxes and assessments, plus all operating costs related to the properties. The total rent expense for these leases was $1.3 million for 2008, $1.3 million for 2007 and $0.6 million for the period from July 3, 2006 to December 29, 2006. The Company believes that the terms of these leases are no less favorable to it than could be obtained from unaffiliated parties.

        Rent expense under all operating leases was $34.9 million, $32.4 million, and $25.1 million for 2008, 2007 and 2006, respectively. Certain of the leases provide that the Company pays taxes, insurance and other operating expenses applicable to the leased premises.

Employment Agreement

        The Company has employment agreements of various dates through 2010 with certain officers and employees, unless terminated earlier by the Company, at combined salaries of $5.4 million, plus bonuses and subject to adjustments.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

15. COMMITMENTS AND CONTINGENCIES (Continued)

Contingent Liabilities

        As of December 26, 2008 and December 28, 2007, the Company was contingently liable for unused letters of credit aggregating $8.3 million and $12.1 million, respectively.

Legal Proceedings

        The Company is involved in various legal proceedings in the ordinary course of its business that are not anticipated to have a material adverse effect on the Company's results of operations or financial position.

16. INTEREST AND OTHER INCOME

        Interest and other income consisted of the following during 2008, 2007 and 2006 (in thousands):

	Year Ended
	December 26, 2008	December 28, 2007	December 29, 2006
Interest income	$1,105	$2,007	$591
Other income	1,093	1,244	606

	$2,198	$3,251	$1,197

17. INCOME TAXES

        The provision for income taxes for 2008, 2007 and 2006, was as follows (in thousands):

	Year Ended
	December 26, 2008	December 28, 2007	December 29, 2006
Current:
Federal	$21,475	$26,654	$18,726
State	3,361	4,946	2,778
Foreign	469	344	190

	25,305	31,944	21,694
Deferred:
Federal	(449)	504	(2,028)
State	(228)	15	(234)
Foreign	(3)	(3)	63

	(680)	516	(2,199)

	$24,625	$32,460	$19,495

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

17. INCOME TAXES (Continued)

        The components of income before income taxes were as follows (in thousands):

	Year Ended
	December 26, 2008	December 28, 2007	December 29, 2006
United States	$64,140	$82,490	$49,908
Foreign	1,318	932	772

Total	$65,458	$83,422	$50,680

        The reconciliation of the provision for income taxes at the federal statutory tax rate to the provision for income taxes is as follows:

	Year Ended
	December 26, 2008	December 28, 2007	December 29, 2006
Federal statutory tax rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	4.03	3.87	3.10
Non-deductible expenses	0.37	0.36	0.56
Derecognition of uncertain tax positions	(1.21)	—	—
Tax exempt interest	(0.50)	(0.28)	—
Foreign income taxes	0.01	0.02	(0.03)
Other	(0.08)	(0.06)	(0.16)

	37.62%	38.91%	38.47%

        Deferred income taxes result primarily from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes. The components of the Company's deferred

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

17. INCOME TAXES (Continued)

tax assets and liabilities as of December 26, 2008 and December 28, 2007 consist of the following (in thousands):

	December 26, 2008	December 28, 2007
Deferred tax assets:
Inventory	$7,413	$5,110
Bad debt reserves	4,723	2,894
Closing costs accrual	809	1,685
Vacation accrual	987	984
Vendor discounts	2,790	2,062
Other	7,728	7,561

Total deferred tax assets	24,450	20,296
Deferred tax liabilities:
Identifiable intangibles	(37,144)	(35,727)
Depreciation	(4,190)	(1,591)
Other	(1,316)	(970)

Total deferred tax liabilities	(42,650)	(38,288)

Net deferred tax liabilities	$(18,200)	$(17,992)

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

        As a result of the adoption of FIN 48, the Company recognized an increase of $0.8 million, in the liability for unrecognized tax benefits, including penalties and interest, net of tax, which was accounted for as an increase to the December 30, 2006 balance of accumulated deficit. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company's liability for unrecognized tax benefits totaled $1.4 million, including penalties and interest, net of tax. Of this $1.4 million, $1.0 million, net of tax, represented the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate. In conjunction with the adoption of

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

17. INCOME TAXES (Continued)

FIN 48, the Company accrued $0.4 million of penalties and interest at December 30, 2006 which is included as a component of the $1.4 million liability for unrecognized tax benefits noted above.

        During 2008, the Company reduced the liability for unrecognized tax benefits related to certain state income tax matters as a result of favorable resolutions in two states. Of the $2.1 million reduction, $1.5 million was related to gross unrecognized tax benefits and $0.3 million and $0.3 million was related to interest and penalties, respectively. Of these amounts, $0.8 million reduced the Company's effective tax rate. A reconciliation of the gross beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 30, 2006	$1,478
Additions for tax positions taken during prior years	307

Balance at December 28, 2007	1,785
Additions for tax positions taken during prior years	43
Settlements with taxing authorities	(1,508)

Balance at December 26, 2008	$320

        The Company does not anticipate that total unrecognized tax benefits will significantly change prior to December 25, 2009.

        During 2008 and 2007, the Company recognized less than $0.1 million and $0.1 million, respectively, in potential penalties and interest associated with uncertain tax positions. As December 26, 2008 and December 28, 2007, the Company's liability for unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate was $0.2 million and $1.1 million, respectively, net of tax. As of December 26, 2008 and December 28, 2007, the Company had $0.1 million and $0.5 million, respectively, accrued for the potential payment of penalties and interest associated with uncertain tax positions, net of tax.

18. GUARANTOR SUBSIDIARIES

        In June 2006, Interline New Jersey (the "Subsidiary Issuer") issued $200.0 million of 8 1/8% senior subordinated notes due 2014 and entered into a $330.0 million bank credit facility (see Note 11. Debt). The 8 1/8% senior subordinated notes and the bank credit facility are fully and unconditionally guaranteed, jointly and severally, on a subordinated basis by the Company (the "Parent Company") and all of Interline New Jersey's 100% owned domestic subsidiaries: Wilmar Holdings, Inc., Wilmar Financial, Inc., Glenwood Acquisition LLC, AmSan LLC and Eagle Maintenance Supply, Inc. (the "Guarantor Subsidiaries"). The guarantees by the subsidiary guarantors are senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior subordinated indebtedness and subordinated to any of their existing and future senior indebtedness.

        The Company is a holding company whose only asset is the stock of its subsidiaries. The Company conducts virtually all of its business operations through Interline New Jersey. Accordingly, the Company's only material sources of cash are dividends and distributions with respect to its ownership interests in Interline New Jersey that are derived from the earnings and cash flow generated by Interline New Jersey. Through December 26, 2008, no dividends have been paid.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

18. GUARANTOR SUBSIDIARIES (Continued)

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 26, 2008

(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$61,741	$983	$—	$62,724
Accounts receivable—trade	—	110,964	28,558	—	139,522
Inventory	—	188,622	22,578	—	211,200
Intercompany receivable	—	—	123,615	(123,615)	—
Other current assets	—	40,448	2,898	—	43,346

Total current assets	—	401,775	178,632	(123,615)	456,792
Property and equipment, net	—	42,730	3,303	—	46,033
Goodwill	—	246,657	70,460	—	317,117
Other intangible assets, net	—	90,035	42,752	—	132,787
Investment in subsidiaries	420,073	294,476	—	(714,549)	—
Other assets	—	1,839	8,280	—	10,119

Total assets	$420,073	$1,077,512	$303,427	$(838,164)	$962,848

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$68,552	$—	$(297)	$68,255
Accrued expenses and other current liabilities	—	26,506	5,960	—	32,466
Intercompany payable	—	123,615	—	(123,615)	—
Debt and capital lease—short-term	—	1,859	5	—	1,864

Total current liabilities	—	220,532	5,965	(123,912)	102,585
Long-Term Liabilities:
Term debt and capital lease—long-term	—	399,707	2,284	—	401,991
Other liabilities	—	37,497	702	—	38,199

Total liabilities	—	657,736	8,951	(123,912)	542,775
Senior preferred stock	—	660,236	—	(660,236)	—
Shareholders' equity (deficit)	420,073	(240,460)	294,476	(54,016)	420,073

Total liabilities and shareholders' equity	$420,073	$1,077,512	$303,427	$(838,164)	$962,848

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

18. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 28, 2007

(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$7,564	$18	$(2,607)	$4,975
Short-term investments	—	48,540	—	—	48,540
Accounts receivable—trade	—	127,482	27,089	—	154,571
Inventory	—	172,431	18,543	—	190,974
Intercompany receivable	—	—	113,867	(113,867)	—
Other current assets	—	34,612	4,411	—	39,023

Total current assets	—	390,629	163,928	(116,474)	438,083
Property and equipment, net	—	34,188	2,943	—	37,131
Goodwill	—	247,198	66,264	—	313,462
Other intangible assets, net	—	95,403	41,331	—	136,734
Investment in subsidiaries	377,414	260,200	—	(637,614)	—
Other assets	—	1,710	9,714	—	11,424

Total assets	$377,414	$1,029,328	$284,180	$(754,088)	$936,834

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$49,770	$12,996	$(2,607)	$60,159
Accrued expenses and other current liabilities	—	37,281	6,905	—	44,186
Intercompany payable	—	113,867	—	(113,867)	—
Debt and capital lease—short-term	—	2,508	10	—	2,518

Total current liabilities	—	203,426	19,911	(116,474)	106,863
Long-Term Liabilities:
Term debt and capital lease—long-term	—	413,465	3,289	—	416,754
Other liabilities	—	35,023	780	—	35,803

Total liabilities	—	651,914	23,980	(116,474)	559,420
Senior preferred stock	—	575,571	—	(575,571)	—
Shareholders' equity (deficit)	377,414	(198,157)	260,200	(62,043)	377,414

Total liabilities and shareholders' equity	$377,414	$1,029,328	$284,180	$(754,088)	$936,834

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

18. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 26, 2008

(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$916,403	$279,260	$—	$1,195,663
Cost of sales	—	570,747	175,290	—	746,037

Gross profit	—	345,656	103,970	—	449,626
Operating Expenses:
Selling, general and administrative expenses	—	286,141	57,652	—	343,793
Depreciation and amortization	—	14,008	2,858	—	16,866
Equity earnings of subsidiaries	(65,458)	(24,597)	—	90,055	—

Total operating expense	(65,458)	275,552	60,510	90,055	360,659

Operating income	65,458	70,104	43,460	(90,055)	88,967
Gain on extinguishment of debt, net	—	2,775	—	—	2,775
Interest and other (expense) income, net	—	(22,352)	(2,577)	(1,355)	(26,284)

Income before income taxes	65,458	50,527	40,883	(91,410)	65,458
Income tax provision	24,625	9,694	14,931	(24,625)	24,625

Net income	40,833	40,833	25,952	(66,785)	40,833
Preferred stock dividends	—	(84,665)	—	84,665	—

Net income (loss) attributable to common stockholders	$40,833	$(43,832)	$25,952	$17,880	$40,833

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

18. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 28, 2007

(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$974,430	$264,597	$—	$1,239,027
Cost of sales	—	602,115	163,022	—	765,137

Gross profit	—	372,315	101,575	—	473,890
Operating Expenses:
Selling, general and administrative expenses	—	286,833	58,464	—	345,297
Depreciation and amortization	—	11,857	2,642	—	14,499
Equity earnings of subsidiaries	(83,422)	(21,632)	—	105,054	—

Total operating expense	(83,422)	277,058	61,106	105,054	359,796

Operating income	83,422	95,257	40,469	(105,054)	114,094
Interest and other (expense) income, net	—	(24,423)	(5,013)	(1,236)	(30,672)

Income before income taxes	83,422	70,834	35,456	(106,290)	83,422
Income tax provision	32,460	19,872	12,588	(32,460)	32,460

Net income	50,962	50,962	22,868	(73,830)	50,962
Preferred stock dividends	—	(73,808)	—	73,808	—

Net income (loss) attributable to common stockholders	$50,962	$(22,846)	$22,868	$(22)	$50,962

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

18. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 29, 2006

(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$937,818	$129,752	$—	$1,067,570
Cost of sales	—	579,020	79,678	—	658,698

Gross profit	—	358,798	50,074	—	408,872
Operating Expenses:
Selling, general and administrative expenses	—	255,448	37,304	—	292,752
Depreciation and amortization	—	13,075	1,352	—	14,427
Equity earnings of subsidiaries	(50,680)	(16,790)	—	67,470	—

Total operating expense	(50,680)	251,733	38,656	67,470	307,179

Operating income	50,680	107,065	11,418	(67,470)	101,693
Loss on extinguishment of debt	—	(20,843)	—	—	(20,843)
Interest and other (expense) income, net	—	(44,945)	15,381	(606)	(30,170)

Income before income taxes	50,680	41,277	26,799	(68,076)	50,680
Income tax provision	19,495	10,092	9,403	(19,495)	19,495

Net income	31,185	31,185	17,396	(48,581)	31,185
Preferred stock dividends	—	(64,343)	—	64,343	—

Net income (loss) attributable to
common stockholders	$31,185	$(33,158)	$17,396	$15,762	$31,185

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

18. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 26, 2008

(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$67,731	$(11,539)	$—	$56,192
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(19,073)	(1,509)	—	(20,582)
Purchase of short-term investments	—	(35,531)	—	—	(35,531)
Proceeds from sales and maturities of short-term investments	—	84,071	—	—	84,071
Purchase of businesses, net of cash acquired	—	(10,219)	(24)	—	(10,243)
Other	—	(14,047)	—	14,047	—

Net cash provided by (used in) investing activities	—	5,201	(1,533)	14,047	17,715
Cash Flows from Financing Activities:
Decrease in purchase card payable, net	—	(2,909)	—	—	(2,909)
Repayment of debt and capital lease obligations	—	(2,694)	(10)	—	(2,704)
Repayment of 8 1/8% senior subordinated notes	—	(9,984)	—	—	(9,984)
Other	—	(247)	14,047	(14,047)	(247)

Net cash (used in) provided by financing activities	—	(15,834)	14,037	(14,047)	(15,844)
Effect of exchange rate changes on cash and cash equivalents	—	(314)	—	—	(314)

Net increase in cash and cash equivalents	—	56,784	965	—	57,749
Cash and cash equivalents at beginning of period	—	7,564	18	(2,607)	4,975

Cash and cash equivalents at end of period	$—	$64,348	$983	$(2,607)	$62,724

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

18. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 28, 2007

(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$59,384	$(993)	$(661)	$57,730
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(13,475)	(1,431)	—	(14,906)
Purchase of short-term investments	—	(168,962)	—	—	(168,962)
Proceeds from sales and maturities of short-term investments	—	120,422	—	—	120,422
Purchase of businesses, net of cash acquired	—	(974)	209	—	(765)
Other	—	(2,543)	—	2,543	—

Net cash (used in) provided by investing activities	—	(65,532)	(1,222)	2,543	(64,211)
Cash Flows from Financing Activities:
Repayment of debt and capital lease obligations	—	(2,595)	(325)	—	(2,920)
Payment of debt issuance costs	—	(34)	—	—	(34)
Other	—	7,395	2,543	(2,543)	7,395

Net cash provided by (used in) financing activities	—	4,766	2,218	(2,543)	4,441
Effect of exchange rate changes on cash and cash equivalents	—	163	—	—	163

Net increase (decrease) in cash and cash equivalents	—	(1,219)	3	(661)	(1,877)
Cash and cash equivalents at beginning of period	—	8,783	15	(1,946)	6,852

Cash and cash equivalents at end of period	$—	$7,564	$18	$(2,607)	$4,975

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

18. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 29, 2006

(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$25,512	$4,434	$—	$29,946
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(7,610)	(203)	—	(7,813)
Purchase of businesses, net of cash acquired	—	(133,727)	2,242	—	(131,485)

Net cash (used in) provided by investing activities	—	(141,337)	2,039	—	(139,298)
Cash Flows from Financing Activities:
Repayment of debt and capital lease obligations	—	(163,407)	(40)	—	(163,447)
Repayment of 11 1/2% senior subordinated notes	—	(130,000)	—	—	(130,000)
Payment of tender and redemption premiums	—	(13,663)	—	—	(13,663)
Proceeds from issuance of 8 1/8% senior subordinated notes, net of discount	—	198,566	—	—	198,566
Proceeds from issuance of term debt	—	230,000	—	—	230,000
Payment of debt issuance costs	—	(9,724)	—	—	(9,724)
Other	—	8,260	(6,766)	—	1,494

Net cash provided by (used in) financing activities	—	120,032	(6,806)	—	113,226
Effect of exchange rate changes on cash and cash equivalents	—	20	—	—	20

Net increase (decrease) in cash and cash equivalents	—	4,227	(333)	—	3,894
Cash and cash equivalents at beginning of period	—	2,610	348	—	2,958

Cash and cash equivalents at end of period	$—	$6,837	$15	$—	$6,852

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 26, 2008, DECEMBER 28, 2007 AND DECEMBER 29, 2006

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a summary of our quarterly results of operations for 2008 and 2007 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2008
Net sales	$289,146	$311,429	$317,504	$277,584
Gross profit	110,050	115,800	120,936	102,840
Net income	8,674	11,175	13,736	7,248
Earnings Per Share:
Basic	$0.27	$0.35	$0.42	$0.22
Diluted	$0.27	$0.34	$0.42	$0.22
2007
Net sales	$295,403	$313,247	$330,193	$300,184
Gross profit	112,294	117,967	125,428	118,201
Net income	9,440	11,975	15,988	13,559
Earnings Per Share:
Basic	$0.29	$0.37	$0.50	$0.42
Diluted	$0.29	$0.37	$0.49	$0.41

20. SUBSEQUENT EVENT

        Subsequent to December 26, 2008, the Company repurchased $25.4 million of its 8 1/8% senior subordinated notes at an average of 95.267% of par, or $24.2 million, net of transaction costs. In connection with the repurchase of the 8 1/8% senior subordinated notes, the Company recorded a gain on the extinguishment of debt of $0.9 million, net of $0.3 million in original issue discount and deferred financing costs written-off, in the first quarter of 2009.