Form 10-Q
period 2009-03-27
INTERLINE BRANDS, INC./DE
filed 2009-05-04
CIK 1292900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2009, there were 32,451,083 shares of the registrant’s common stock outstanding (excluding 111,414 shares held in treasury), par value $0.01.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF MARCH 27, 2009 AND DECEMBER 26, 2008

(in thousands, except share and per share data)

	March 27,	December 26,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$80,691	$62,724
Accounts receivable - trade (net of allowance for doubtful accounts of $16,576 and $12,140)	126,414	139,522
Inventory	199,598	211,200
Income tax receivable	2,035	1,452
Prepaid expenses and other current assets	17,595	22,884
Deferred income taxes	18,812	19,010
Total current assets	445,145	456,792

Property and equipment, net	47,550	46,033
Goodwill	317,242	317,117
Other intangible assets, net	130,556	132,787
Other assets	9,378	10,119
Total assets	$949,871	$962,848

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$86,106	$68,255
Accrued expenses and other current liabilities	36,045	31,394
Accrued interest	3,553	1,072
Current portion of long-term debt	—	1,625
Capital lease - current	246	239
Total current liabilities	125,950	102,585

Long-Term Liabilities:
Deferred income taxes	38,273	37,210
Long-term debt, net of current portion	360,943	401,765
Capital lease - long term	161	226
Other liabilities	829	989
Total liabilities	526,156	542,775
Commitments and contingencies
Senior preferred stock; $0.01 par value, 20,000,000 shares authorized; no shares outstanding as of March 27, 2009 and December 26, 2008	—	—

Shareholders’ Equity:
Common stock; $0.01 par value, 100,000,000 authorized; 32,562,497 issued and 32,451,083 outstanding as of March 27, 2009 and 32,561,360 issued and 32,449,946 outstanding as of December 26, 2008	326	326
Additional paid-in capital	572,691	571,868
Accumulated deficit	(147,911)	(150,833)
Accumulated other comprehensive income	592	695
Treasury stock, at cost, 111,414 shares as of March 27, 2009 and December 26, 2008	(1,983)	(1,983)
Total shareholders’ equity	423,715	420,073
Total liabilities and shareholders’ equity	$949,871	$962,848

See accompanying notes to condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
THREE MONTHS ENDED MARCH 27, 2009 AND MARCH 28, 2008

(in thousands, except share and per share data)

	Three Months Ended
	March 27,	March 28,
	2009	2008

Net sales	$256,793	$289,146
Cost of sales	160,197	179,096
Gross profit	96,596	110,050

Operating Expenses:
Selling, general and administrative expenses	83,920	85,013
Depreciation and amortization	4,634	3,879
Total operating expense	88,554	88,892
Operating income	8,042	21,158

Gain on extinguishment of debt, net	1,720	—
Interest expense	(5,379)	(7,742)
Interest and other income	290	695
Income before income taxes	4,673	14,111
Income tax provision	1,751	5,437
Net income	$2,922	$8,674

Earnings Per Share:
Basic	$0.09	$0.27
Diluted	$0.09	$0.27

Weighted-Average Shares Outstanding:
Basic	32,438,989	32,327,187
Diluted	32,552,442	32,644,551

See accompanying notes to condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 27, 2009 AND MARCH 28, 2008

(in thousands)

	Three Months Ended
	March 27,	March 28,
	2009	2008
Cash Flows from Operating Activities:
Net income	$2,922	$8,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,781	3,993
Gain on extinguishment of debt, net of original issue discount	(2,165)	—
Write-off of debt issuance costs	445	—
Amortization of debt issuance costs	287	281
Amortization of discount on 8 1/8% senior subordinated notes	37	36
Write-off of deferred acquisition costs	672	—
Share–based compensation	823	552
Excess tax benefits from share–based compensation	—	(24)
Deferred income taxes	1,261	396
Provision for doubtful accounts	4,992	1,077
Loss on disposal of property and equipment	1	—

Changes in assets and liabilities which provided (used) cash:
Accounts receivable – trade	8,082	1,341
Inventory	11,557	67
Prepaid expenses and other current assets	5,723	3,231
Other assets	70	1,865
Accounts payable	17,858	4,943
Accrued expenses and other current liabilities	3,487	(3,284)
Accrued interest	2,481	4,114
Income taxes	(582)	1,830
Other liabilities	(157)	19
Net cash provided by operating activities	62,575	29,111

(Continued)

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)–Continued

THREE MONTHS ENDED MARCH 27, 2009 AND MARCH 28, 2008

(in thousands)

	Three Months Ended
	March 27,	March 28,
	2009	2008
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(2,393)	(6,500)
Purchase of short–term investments	—	(35,531)
Proceeds from sales and maturities of short–term investments	—	80,071
Purchase of businesses, net of cash acquired	(126)	(8)
Net cash (used in) provided by investing activities	(2,519)	38,032
Cash Flows from Financing Activities:
Decrease in purchase card payable, net	(1,677)	(841)
Repayment of term debt	(6,163)	(1,575)
Repayment of 8 1/8% senior subordinated notes	(34,157)	—
Proceeds from stock options exercised	—	505
Excess tax benefits from share–based compensation	—	141
Payments on capital lease obligations	(58)	(53)
Net cash used in financing activities	(42,055)	(1,823)
Effect of exchange rate changes on cash and cash equivalents	(34)	(59)
Net increase in cash and cash equivalents	17,967	65,261
Cash and cash equivalents at beginning of period	62,724	4,975
Cash and cash equivalents at end of period	$80,691	$70,236

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,740	$3,706
Income taxes, net of refunds	$1,181	$2,990

Schedule of Non–Cash Investing Activities:
Property acquired through lease incentives and on account	$2,412	$—

See accompanying notes to condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 27, 2009 AND MARCH 28, 2008

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Interline have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2008 filed with the SEC.

All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented have been recorded. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory and income taxes, reserves for self-insurance programs and valuation of goodwill and other intangible assets. Actual results could differ from those estimates.

Segment Information

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has one operating segment and one reportable segment, the distribution of MRO products.

The Company’s net sales for the three months ended March 27, 2009 and March 28, 2008 by product category were as follows (in thousands):

	Three Months Ended
	March 27,	March 28,
Product Category	2009	2008
Plumbing	$75,240	$89,636
Janitorial and sanitary	71,902	69,106
Electrical and lighting	21,827	28,915
Heating, ventilation and air conditioning	20,539	23,682
Appliances and parts	15,151	15,614
Security	13,096	15,903
Hardware and tools	11,299	13,012
Other	27,739	33,278
Total	$256,793	$289,146

Recently Adopted Accounting Standards

Effective December 27, 2008, the Company adopted FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”). FSP 157-2 amends FASB Statement No. 157, Fair Value Measurements, (“FAS 157”) to defer the effective date of FAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of FSP 157-2 did not have any impact on the Company’s financial position, results of operations and cash flows.

Effective December 27, 2008, the Company adopted FASB Statement No. 141 (revised 2007), Business Combinations, (“FAS 141R”), which replaces FASB Statement No. 141, Business Combinations. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. As a result of the adoption of, and in accordance with FAS 141R, the Company expensed $0.7 million in deferred acquisition costs during the three months ended March 27, 2009, which are included as part of selling, general and administrative expense.

Effective December 27, 2008, the Company adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The adoption of FAS 160 did not have any impact on the Company’s financial position, results of operations and cash flows.

Effective December 27, 2008, the Company adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The adoption of FAS 161 did not have any impact on the Company’s financial position, results of operations and cash flows.

Effective December 27, 2008, the Company adopted FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“FAS 162”). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. The adoption of FAS 162 did not have any impact on the Company’s financial position, results of operations and cash flows.

2.                                      ACCOUNTS RECEIVABLE

The Company’s trade receivables are exposed to credit risk. The majority of the market served by the Company is comprised of numerous individual accounts, none of which is individually significant. The Company monitors the creditworthiness of its customers on an ongoing basis and provides a reserve for estimated bad debt losses. If the financial condition of the Company’s customers were to deteriorate, increases in its allowance for doubtful accounts may be needed.

The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Balance at December 26, 2008	Charged to Expense(1)	Deductions(2)	Balance at March 27, 2009
$12,140	$4,992	$(556)	$16,576

(1)          Provision for doubtful accounts includes $3.0 million associated with a customer seeking Chapter 11 bankruptcy protection in March 2009.

(2)          Accounts receivable written-off as uncollectible, net of recoveries.

3.                                      DEBT

During the three months ended March 27, 2009, the Company repurchased $36.4 million of its 8 1/8% senior subordinated notes at an average of 93.8% of par, or $34.2 million. In connection with the repurchase of the 8 1/8% senior subordinated notes, the Company recorded a gain on extinguishment of debt of $1.8 million net of $0.5 million in original issue discount and deferred financing costs written-off. In addition, during the three months ended March 27, 2009, the Company repaid $5.2 million of its term loan ahead of schedule. As a result of the $5.2 million repayment of term debt, the Company is not required to make another principal payment until the debt matures in 2013.

4.                                      SHAREHOLDER RIGHTS PLAN

On March 22, 2009, the Board of Directors of Interline adopted a shareholder rights plan and authorized and declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of the Company’s common stock. The Rights are not exercisable unless an entity becomes, or launches a tender offer to become, the beneficial owner of 15% or more of the Company’s outstanding common stock (including derivative positions), subject to certain exceptions. The distribution was paid on April 2, 2009 to shareholders of record as of the close of business on April 2, 2009. Each Right, if and when it becomes exercisable, entitles the holder to buy 1/1000 of a share of our preferred stock, designated as Series A Junior Preferred Stock, par value $0.01 per share, at a price of $30.00 per 1/1000 of a share subject to adjustment (the “Exercise Price”). If any person or group becomes the beneficial owner of 15% or more of the Company’s common stock at any time after the date of the plan (with certain limited exceptions), then each Right not owned by such person or group will entitle its holder to purchase, at the Exercise Price, shares of the Company’s common stock or, in certain circumstances, common stock of the acquiring person, having a market value of twice the Exercise Price. The Rights will expire at the close of business on March 22, 2012, unless earlier redeemed or exchanged by the Company. The description and terms of the Rights are set forth in a rights agreement between the Company and Mellon Investor Services LLC, as the Rights Agent.

5.                                      RESTRUCTURING AND ACQUISITION ACCRUALS

Restructuring Accruals

During the three months ended September 26, 2008, the Company began certain significant changes in its cost structure. These operational initiatives focus on reducing the Company’s overall operating cost structure. The Company took the following specific actions during the three months ended March 27, 2009:

•                  reduced its workforce; and

•                  closed and consolidated certain facilities.

The restructuring charges related to these various initiatives were $2.4 million during the three months ended March 27, 2009 and are included as part of selling, general and administrative expenses. The following table summarizes the changes to accruals related to the Company’s restructuring, which are included in accrued expenses and other current liabilities (in thousands):

	Employee Separation Costs	Facility Closing and Other Costs	Total
Balance at December 26, 2008	$330	$844	$1,174
Provisions	1,383	991	2,374
Payments	(655)	(491)	(1,146)
Fixed asset write-offs	—	(17)	(17)
Balance at March 27, 2009	$1,058	$1,327	$2,385

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

Acquisition Accruals

The following table summarizes the changes to accruals assumed in connection with the Company’s business combinations, which are included in accrued expenses and other current liabilities (in thousands):

	Employee Severance and Relocation	Facility Closing and Other Costs	Total
Balance at December 26, 2008	$95	$1,982	$2,077
Payments	—	(589)	(589)
Balance at March 27, 2009	$95	$1,393	$1,488

6.                                      EARNINGS PER SHARE

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

The following summarizes the shares of common stock used to calculate earnings per share including the potentially dilutive impact of stock options, restricted stock, restricted share units and deferred stock units, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares:

	Three Months Ended
	March 27,	March 28,
	2009	2008
Weighted average shares outstanding - basic	32,438,989	32,327,187
Dilutive shares resulting from:
Stock options	—	211,076
Restricted stock	—	4,264
Restricted share units	71,393	77,166
Deferred stock units	42,060	24,858
Weighted average shares outstanding - diluted	32,552,442	32,644,551

During the three months ended March 27, 2009 and March 28, 2008, stock options to purchase 3,772,548 shares and 1,768,656 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive.

7.                                      COMPREHENSIVE INCOME

Comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The components of comprehensive income for the three months ended March 27, 2009 and March 28, 2008 are as follows (in thousands):

	Three Months Ended
	March 27,	March 28,
	2009	2008
Net income	$2,922	$8,674
Other comprehensive income (loss):
Amortization of unrecognized gain on employee benefits	3	3
Foreign currency translation	(106)	(216)
Total comprehensive income	$2,819	$8,461

8.                                      SHARE-BASED COMPENSATION

During the three months ended March 27, 2009 and March 28, 2008, share-based compensation expense was $0.8 million and $0.6 million, respectively. As of March 27, 2009, there was $9.0 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. The expense is expected to be recognized over a weighted-average period of 3.0 years.

During the three months ended March 27, 2009 and March 28, 2008, the Company granted 450,526 and 396,774 stock options, respectively, with a weighted-average grant date fair value of $3.15 and $6.74, respectively. As permitted by FASB Statement No. 123 (revised 2004), Share-Based Compensation, (“FAS 123R”) the fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility is based on historical performance of the Company’s stock. The Company also considers historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The Black-Scholes weighted-average assumptions were as follows:

	Three Months Ended
	March 27,	March 28,
	2009	2008
Expected volatility	42.6%	33.4%
Expected dividends	0.0%	0.0%
Risk-free interest rate	2.1%	2.9%
Expected life (in years)	5.0	5.0

There were no stock options exercised during the three months ended March 27, 2009. Stock options exercised during the three months ended March 28, 2008 were 33,645 with an intrinsic value of $0.1 million.

A summary status of restricted stock, restricted share units and deferred stock units as of March 27, 2009 and changes during the period then ended is presented below:

	Restricted Stock		Restricted Share Units		Deferred Stock Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at December 26, 2008	19,200	$23.69	254,256	$17.82	42,060	$21.08
Granted	—	—	383,554	7.89	—	—
Outstanding at March 27, 2009	19,200	$23.69	637,810	$11.85	42,060	$21.08

No restricted stock or restricted share units vested during the three months ended March 27, 2009. During the three months ended March 28, 2008, 52,082 shares of restricted stock vested. The total fair value of restricted stock vested during the three months ended March 28, 2008 was $1.0 million. During the three months ended March 28, 2008, 81,876 shares of restricted share units vested. The total fair value of restricted share units vested during the three months ended March 28, 2008 was $1.6 million.

9.                                      INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, (“FIN 48”). During the three months ended March 27, 2009, the Company reduced the liability for unrecognized tax benefits related to certain state income tax matters as a result of favorable resolutions in one state. Of the $0.2 million reduction, substantially all was related to gross unrecognized tax benefits and less than $0.1 million was related to interest and penalties. Of these amounts, $0.1 million reduced the Company’s effective tax rate.

A reconciliation of the gross beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 26, 2008	$320
Additions for tax positions taken during prior years	6
Settlements with taxing authorities	(176)
Balance at March 27, 2009	$150

10.                               GUARANTOR SUBSIDIARIES

In June 2006, Interline New Jersey, the Company’s principal operating subsidiary, (“Interline New Jersey” or the “Subsidiary Issuer”) issued $200.0 million of 8 1/8% senior subordinated notes due 2014 and entered into a $330.0 million bank credit facility. The 8 1/8% senior subordinated notes and the bank credit facility are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company (the “Parent Company”) and all of Interline New Jersey’s 100% owned domestic subsidiaries: Wilmar Holdings, Inc., Wilmar Financial, Inc., Glenwood Acquisition LLC and Eagle Maintenance Supply, Inc. (collectively the “Guarantor Subsidiaries”). Effective December 26, 2008, AmSan LLC was merged into Interline New Jersey.

The guarantees by the Parent Company and the Guarantor Subsidiaries are senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior subordinated indebtedness and subordinated to any of their existing and future senior indebtedness.

The Parent Company is a holding company whose only asset is the stock of its subsidiaries. The Company conducts virtually all of its business operations through Interline New Jersey. Accordingly, the Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in Interline New Jersey that are derived from the earnings and cash flow generated by Interline New Jersey. Through March 27, 2009, no dividends have been paid.

The following tables set forth, on a condensed consolidating basis, the balance sheets, statements of operations and statements of cash flows for the Parent Company, Subsidiary Issuer and Guarantor Subsidiaries for all financial statement periods presented in the Company’s condensed consolidated financial statements. The non-guarantor subsidiaries are minor and are included in the condensed financial data of the Subsidiary Issuer. The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the following tables do not reflect any such allocation.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF MARCH 27, 2009

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$80,474	$217	$—	$80,691
Accounts receivable - trade	—	124,676	1,738	—	126,414
Inventory	—	198,005	1,593	—	199,598
Intercompany receivable	—	—	122,882	(122,882)	—
Other current assets	—	38,266	176	—	38,442
Total current assets	—	441,421	126,606	(122,882)	445,145

Property and equipment, net	—	47,432	118	—	47,550
Goodwill	—	312,696	4,546	—	317,242
Other intangible assets, net	—	127,771	2,785	—	130,556
Investment in subsidiaries	423,715	138,400	—	(562,115)	—
Other assets	—	2,371	7,013	(6)	9,378
Total assets	$423,715	$1,070,091	$141,068	$(685,003)	$949,871

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$85,186	$920	$—	$86,106
Accrued expenses and other current liabilities	—	37,788	1,810	—	39,598
Intercompany payable	—	122,882	—	(122,882)	—
Debt and capital lease - short-term	—	246	—	—	246
Total current liabilities	—	246,102	2,730	(122,882)	125,950

Long-Term Liabilities:
Term debt and capital lease - long-term	—	361,104	—	—	361,104
Other liabilities	—	39,108	—	(6)	39,102
Total liabilities	—	646,314	2,730	(122,888)	526,156

Senior preferred stock	—	683,281	—	(683,281)	—

Shareholders' equity (deficit)	423,715	(259,504)	138,338	121,166	423,715
Total liabilities and shareholders' equity	$423,715	$1,070,091	$141,068	$(685,003)	$949,871

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF DECEMBER 26, 2008

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$61,741	$983	$—	$62,724
Accounts receivable - trade	—	110,964	28,558	—	139,522
Inventory	—	188,622	22,578	—	211,200
Intercompany receivable	—	—	123,615	(123,615)	—
Other current assets	—	40,448	2,898	—	43,346
Total current assets	—	401,775	178,632	(123,615)	456,792

Property and equipment, net	—	42,730	3,303	—	46,033
Goodwill	—	246,657	70,460	—	317,117
Other intangible assets, net	—	90,035	42,752	—	132,787
Investment in subsidiaries	420,073	294,476	—	(714,549)	—
Other assets	—	1,839	8,280	—	10,119
Total assets	$420,073	$1,077,512	$303,427	$(838,164)	$962,848

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$68,552	$—	$(297)	$68,255
Accrued expenses and other current liabilities	—	26,506	5,960	—	32,466
Intercompany payable	—	123,615	—	(123,615)	—
Debt and capital lease - short-term	—	1,859	5	—	1,864
Total current liabilities	—	220,532	5,965	(123,912)	102,585

Long-Term Liabilities:
Term debt and capital lease - long-term	—	399,707	2,284	—	401,991
Other liabilities	—	37,497	702	—	38,199
Total liabilities	—	657,736	8,951	(123,912)	542,775

Senior preferred stock	—	660,236	—	(660,236)	—

Shareholders’ equity (deficit)	420,073	(240,460)	294,476	(54,016)	420,073
Total liabilities and shareholders’ equity	$420,073	$1,077,512	$303,427	$(838,164)	$962,848

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 27, 2009

(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated

Net sales	$—	$252,956	$3,837	$—	$256,793
Cost of sales	—	157,778	2,419	—	160,197
Gross profit	—	95,178	1,418	—	96,596

Operating Expenses:
Selling, general and administrative expenses	—	82,777	1,143	—	83,920
Depreciation and amortization	—	4,469	165	—	4,634
Equity earnings of subsidiaries	(4,673)	(3,012)	—	7,685	—
Total operating expense	(4,673)	84,234	1,308	7,685	88,554
Operating income	4,673	10,944	110	(7,685)	8,042

Gain on extinguishment of debt, net	—	1,720	—	—	1,720
Interest and other (expense) income, net	—	(6,044)	4,813	(3,858)	(5,089)
Income before income taxes	4,673	6,620	4,923	(11,543)	4,673
Income tax provision	1,751	158	1,593	(1,751)	1,751
Net income	2,922	6,462	3,330	(9,792)	2,922
Preferred stock dividends	—	(23,045)	—	23,045	—
Net income (loss) attributable to common stockholders	$2,922	$(16,583)	$3,330	$13,253	$2,922

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 27, 2009

(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$—	$63,890	$(1,315)	$—	$62,575
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(2,390)	(3)	—	(2,393)
Purchase of businesses, net of cash acquired	—	(126)	—	—	(126)
Other	—	(1,103)	—	1,103	—
Net cash (used in) provided by investing activities	—	(3,619)	(3)	1,103	(2,519)
Cash Flows from Financing Activities:
Decrease in purchase card payable, net	—	(1,677)	—	—	(1,677)
Repayment of debt and capital lease obligations	—	(6,221)	—	—	(6,221)
Repayment of 8 1/8% senior subordinated notes	—	(34,157)	—	—	(34,157)
Other	—	—	1,103	(1,103)	—
Net cash (used in) provided by financing activities	—	(42,055)	1,103	(1,103)	(42,055)
Effect of exchange rate changes on cash and cash equivalents	—	(34)	—	—	(34)
Net increase in cash and cash equivalents	—	18,182	(215)	—	17,967
Cash and cash equivalents at beginning of period	—	62,293	431	—	62,724
Cash and cash equivalents at end of period	$—	$80,475	$216	$—	$80,691

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 28, 2008

(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$—	$37,725	$(10,132)	$1,518	$29,111
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(6,252)	(248)	—	(6,500)
Purchase of short-term investments	—	(35,531)	—	—	(35,531)
Proceeds from sales and maturities of short-term investments	—	80,071	—	—	80,071
Purchase of businesses, net of cash acquired	—	—	(8)	—	(8)
Other	—	(10,407)	—	10,407	—
Net cash provided by (used in) investing activities	—	27,881	(256)	10,407	38,032
Cash Flows from Financing Activities:
Decrease in purchase card payable, net	—	(841)	—	—	(841)
Repayment of debt and capital lease obligations	—	(1,624)	(4)	—	(1,628)
Other	—	646	10,407	(10,407)	646
Net cash (used in) provided by financing activities	—	(1,819)	10,403	(10,407)	(1,823)
Effect of exchange rate changes on cash and cash equivalents	—	(59)	—	—	(59)
Net increase in cash and cash equivalents	—	63,728	15	1,518	65,261
Cash and cash equivalents at beginning of period	—	7,564	18	(2,607)	4,975
Cash and cash equivalents at end of period	$—	$71,292	$33	$(1,089)	$70,236

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

Overview

We are a leading national distributor and direct marketer of maintenance, repair and operations (“MRO”) products. We have one operating segment, the distribution of MRO products. We stock over 90,000 MRO products in the following categories: plumbing, janitorial and sanitary, electrical, lighting, hardware, security, heating, ventilation and air conditioning and other miscellaneous products. Our products are primarily used for the repair, maintenance, remodeling and refurbishment of properties and non-industrial facilities. We are able to realize high margins by focusing on repair, maintenance, remodeling and refurbishment customers, who generally make smaller, more frequent purchases and require high levels of service. Our diverse customer base includes facilities maintenance customers, which consist of multi-family housing facilities, educational institutions, lodging and health care facilities, government properties and building service contractors; professional contractors who are primarily involved in the repair, remodeling and construction of residential and non-industrial facilities; and specialty distributors, including plumbing and hardware retailers. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

We market and sell our products primarily through twelve distinct and targeted brands, each of which is nationally recognized in the markets we serve for providing premium products at competitive prices with reliable same-day and/or next-day delivery. Our Wilmar, AmSan, Sexauer, Maintenance USA and Trayco brands generally serve our facilities maintenance customers; our Barnett, Copperfield, U.S. Lock, Sun Star and Leran brands generally serve our professional contractor customers; and our Hardware Express and AF Lighting brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of over 600 field sales representatives and over 375 telesales and customer service representatives, a direct marketing program of approximately five million pieces annually, brand-specific websites and a national accounts sales program. We deliver our products through our network of two national distribution centers (“NDCs”), 65 regional distribution centers, 30 professional contractor showrooms located throughout the United States and Canada,  24 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks. Our broad distribution network allows us the ability to provide reliable, same-day and/or next-day delivery service to 98% of the U.S. population.

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

Results of Operations

The following table presents information derived from the condensed consolidated statements of earnings expressed as a percentage of revenues for the three months ended March 27, 2009 and March 28, 2008:

	% of Net Sales		% Increase
	Three Months Ended		(Decrease)
	March 27, 2009	March 28, 2008	2009 vs. 2008 (1)

Net sales	100.0%	100.0%	(11.2)%
Cost of sales	62.4	61.9	(10.6)
Gross profit	37.6	38.1	(12.2)

Operating Expenses:
Selling, general and administrative expenses	32.7	29.4	(1.3)
Depreciation and amortization	1.8	1.3	19.5
Total operating expense	34.5	30.7	(0.4)
Operating income	3.1	7.3	(62.0)

Gain on extinguishment of debt, net	0.7	—	100.0
Interest expense	(2.1)	(2.7)	(30.5)
Interest income and other income	0.1	0.2	(58.3)
Income before income taxes	1.8	4.9	(66.9)
Income tax provision	(0.7)	(1.9)	(67.8)
Net income	1.1%	3.0%	(66.3)%

(1)          Percent increase (decrease) represents the actual change as a percent of the prior year’s result.

Overview. During the three months ended March 27, 2009, our sales declined 11.2%. We believe this decline is associated with the widely reported general economic downturn and credit crisis. Demand from customers in our facilities maintenance end-markets, which make up 72% of our total sales and includes residential multi-family housing and institutional MRO customers, declined 6.7% during the first quarter of 2009 compared to the first quarter of 2008. Demand from our professional contractor and specialty distributor customers, which represent 16% and 12% of our total sales, respectively, declined 27.3% and 9.4%, respectively. Demand from these customers continues to be impacted by the prolonged declines in residential new construction activity and renovations activity.

Net income as a percentage of sales was 1.1% in the first quarter compared to 3.0% in the comparable prior year period. The decline in net income is a result of lower sales, increased bad debt expense primarily associated with a customer seeking Chapter 11 bankruptcy protection in March, severance and distribution center closing costs associated with our previously discussed operational initiatives, such as headcount reductions and consolidation of certain distribution centers, and the write-off of deferred acquisition costs due to the adoption of an accounting standard as well as higher fixed costs, such as rent expense and other occupancy costs, driven by our Auburn, Massachusetts, and Richmond, Virginia distribution center consolidations and our new NDC in Salt Lake City, Utah, which opened during the third quarter of 2008. These higher costs were offset in part by the net gain from the early extinguishment of debt and the lower interest expense associated with lower debt balances and a lower interest rate environment as well as the cost savings derived from the closing of underperforming professional contractor centers in 2008 and the consolidation of certain distribution centers as mentioned above.

We are continuing to focus on lowering our operating costs in the near term while continuing to invest in our operating platform for the long term. Accordingly, in addition to the operational initiatives such as headcount reductions, the closing of underperforming professional contractor showrooms and the consolidation of distribution centers, some of which have been completed, our plans include continued investments in information technology solutions to optimize customer service.

Three Months Ended March 27, 2009 Compared to Three Months Ended March 28, 2008

Net Sales. Our net sales decreased by $32.4 million, or 11.2%, to $256.8 million in the three months ended March 27, 2009 from $289.1 million in the three months ended March 28, 2008. The decline in sales resulted from the net impact of a 6.7% decrease in sales to our facilities maintenance customers and a continued decline in sales to our professional contractor and specialty distributor customers of 27.3% and 9.4%, respectively. We expect sales to our facilities maintenance, professional contractor and specialty distributor end-markets to remain weak during the remainder of 2009 as the general economic downturn and credit crisis is expected to continue to affect the housing market.

Gross Profit. Gross profit decreased by $13.5 million, or 12.2%, to $96.6 million in the three months ended March 27, 2009 from $110.1 million in the three months ended March 28, 2008 as a direct result of the decrease in sales. Our gross profit margin decreased 50 basis points to 37.6% for the three months ended March 27, 2009 compared to 38.1% for the three months ended March 28, 2008. The decrease in gross margin is primarily due to a decrease in selling margins associated with the decrease in sales demand.

Selling, General and Administrative Expenses. SG&A expenses decreased by $1.1 million, or 1.3%, to $83.9 million in the three months ended March 27, 2009 from $85.0 million in the three months ended March 28, 2008. As a percent of sales, SG&A increased to 32.7% for the three months ended March 27, 2009 compared to 29.4% for the three months ended March 28, 2008. The increase in SG&A expenses as a percent of sales is primarily due to $3.9 million in increased bad debt expense primarily associated with a customer seeking Chapter 11 bankruptcy protection in March, $2.4 million in severance and distribution center closing costs associated with our previously discussed operational initiatives, such as headcount reductions and consolidation of certain distribution centers and the write-off of $0.7 million in deferred acquisition costs due to the adoption of Financial Accounting Standard Board (“FASB”) Statement No. 141 (revised 2007), Business Combinations. We have increased our accounts receivable reserve to adjust for higher levels of risk in our portfolio stemming from an unprecedented market environment. These costs were partially offset by the cost savings derived from the closing of underperforming professional contractor centers in 2008 and the consolidation of certain distribution centers during the quarter.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.8 million to $4.6 million in the three months ended March 27, 2009 from $3.9 million in the three months ended March 28, 2008. As a percentage of sales, depreciation and amortization was 1.8% or 50 basis points higher than the 1.3% in the comparable prior year period. These increases were due to higher depreciation resulting from our higher capital spending during 2008 associated with our information systems infrastructure and distribution center consolidation and integration efforts.

Operating Income. As a result of the foregoing, operating income decreased by $13.1 million, or 62.0%, to $8.0 million in the three months ended March 27, 2009 from $21.2 million in the three months ended March 28, 2008. As a percent of sales, operating income decreased to 3.1% in the three months ended March 27, 2009 compared to 7.3% in the three months ended March 28, 2008.

Gain on Extinguishment of Debt. Gain on extinguishment of debt was $1.7 million in the three months ended March 27, 2009. During the three months ended March 27, 2009, we repurchased $36.4 million of our 8 1/8% senior subordinated notes at an average of 93.8% of par, or $34.2 million. In addition, we repaid $5.2 million of our term loan ahead of schedule. In connection with the repurchase of our 8 1/8% senior subordinated notes and the term loan payment, we recorded a gain on extinguishment of debt of $1.7 million net of $0.5 million in original issue discount and deferred financing costs written-off. We did not extinguish debt in the three months ended March 28, 2008.

Interest Expense. Interest expense decreased by $2.4 million in the three months ended March 27, 2009 to $5.4 million from $7.7 million in the three months ended March 28, 2008. This decrease was primarily due to lower interest rates and lower debt balances outstanding associated with the repayment of our term loan and the repurchase of our 8 1/8% senior subordinated notes.

Interest and Other Income. Interest and other income decreased $0.4 million to $0.3 million in the three months ended March 27, 2009 compared to $0.7 million in the three months ended March 28, 2008. The decrease was primarily attributable to lower interest income earned resulting from lower interest rates on cash held in banks and the decrease in short-term investment balances.

Provision for Income Taxes. The effective tax rate for the three months ended March 27, 2009 was 37.5% compared to 38.5% for the three months ended March 28, 2008. The decrease in the effective tax rate was primarily due to the decrease in a liability associated with previously unrecognized tax benefits partially offset by an increase in state taxes. During the three months ended March 27, 2009, we obtained resolution related to an uncertain state tax position and accordingly we adjusted the accrual previously established. As such, we made the appropriate adjustments, of which $0.1 million favorably impacted our effective tax rate for the three-month period.

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

We have $150.7 million of 8 1/8% senior subordinated notes due 2014 and a $330.0 million bank credit facility. The 8 1/8% senior subordinated notes mature on June 15, 2014 and interest is payable on June 15 and December 15 of each year. As of March 27, 2009, the 8 1/8% senior subordinated notes had an estimated fair market value of $136.7 million or 90¾% of par. The bank credit facility consists of a $230.0 million 7-year term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit. As of March 27, 2009, Interline New Jersey had $8.7 million of letters of credit issued under the revolving loan facility and $209.2 million of aggregate principal outstanding under the term loan facility.

The debt instruments of Interline New Jersey, primarily the credit facility entered into on June 23, 2006 and the indenture governing the terms of the 8 1/8% senior subordinated notes, contain significant restrictions on the payment of dividends and distributions to us by Interline New Jersey. Interline New Jersey’s credit facility allows it to pay dividends, make distributions to us or make investments in us in an aggregate amount not to exceed $2.0 million during any fiscal year, so long as Interline New Jersey is not in default or would be in default as a result of such payments. In addition, ordinary course distributions for overhead (up to $3.0 million annually) and taxes are permitted, as are annual payments of up to $7.5 million in respect of our stock option or other benefit plans for management or employees and (provided Interline New Jersey is not in default) aggregate payments of up to $40.0 million depending on the pro forma net leverage ratio as of the last day of the previous quarter. In addition, the indenture for the 8 1/8% senior subordinated notes generally restricts the ability of Interline New Jersey to pay distributions to us and to make advances to, or investments in, us to an amount generally equal to 50% of the net income of Interline New Jersey, plus an amount equal to the net proceeds from certain equity issuances, subject to compliance with a leverage ratio and no default having occurred and continuing. The indenture also contains certain permitted exceptions including (1) allowing us to pay our franchise taxes and other fees required to maintain our corporate existence, to pay for general corporate and overhead expenses and to pay expenses incurred in connection with certain financing, acquisition or disposition transactions, in an aggregate amount not to exceed $10.0 million per year; (2) allowing certain tax payments; and (3) allowing certain permitted distributions up to $75 million. For further description of the credit facility, see “—Credit Facility” below.

Financial Condition

Working capital decreased by $35.0 million to $319.2 million as of March 27, 2009 from $354.2 million as of December 26, 2008. The decrease in working capital was primarily used to generate cash flows from operating activities and pay down debt.

Cash Flow

Operating Activities. Net cash provided by operating activities was $62.6 million in the three months ended March 27, 2009 compared to net cash provided by operating activities of $29.1 million in the three months ended March 28, 2008.

Net cash provided by operating activities of $62.6 million in the three months ended March 27, 2009 primarily consisted of net income of $2.9 million, adjustments for non-cash items of $11.2 million and cash provided by working capital items of $48.5 million. Adjustments for non-cash items primarily consisted of $4.8 million in depreciation and amortization of property, equipment and intangible assets, $4.9 million in bad debt expense, $1.3 million in deferred income taxes, $0.8 million in share-based compensation and $0.3 million in amortization of debt issuance costs offset by $1.7 million in net gain from the repurchase of $36.4 million of our 8 1/8% senior subordinated notes and the repayment of $5.2 million of our term debt. The cash provided by working capital items primarily consisted of $8.1 million in lower trade receivables resulting from increased collections and the decline in sales, $11.6 million from decreased inventory levels as a result of decreased purchases associated with expected demand, $5.8 million from decreased prepaid expenses and other current assets primarily from the collection of rebates from vendors, $17.9 million from increased trade payables balances as a result of the timing of purchases and related payments, $3.5 million from accrued expenses primarily from higher accrued compensation and related benefits at period-end and $2.5 million from accrued interest. These items were partially offset by $0.6 million used for income taxes.

Net cash provided by operating activities of $29.1 million in the three months ended March 28, 2008 primarily consisted of net income of $8.7 million, adjustments for non-cash items of $6.3 million and cash provided by working capital items of $12.2 million.

Adjustments for non-cash items primarily consisted of $4.0 million in depreciation and amortization of property, equipment and intangible assets, $1.1 million in bad debt expense, $0.6 million in share-based compensation, $0.4 million in deferred income taxes and $0.3 million in amortization of debt issuance costs. The cash provided by working capital items primarily consisted of $1.3 million in lower trade receivables resulting from increased collections and the decline in sales, $3.2 million from decreased prepaid expenses and other current assets primarily from the collection of rebates from vendors, $4.9 million from increased trade payables balances as a result of the timing of purchases and related payments, $4.1 million from accrued interest and $1.8 million from the decrease in income taxes. These items were partially offset by $3.3 million from accrued expenses primarily from lower accrued compensation and related benefits at period-end.

Investing Activities. Net cash used in investing activities was $2.5 million in the three months ended March 27, 2009 compared to net cash provided by investing activities of $38.0 million in the three months ended March 28, 2008.

Net cash used in investing activities in the three months ended March 27, 2009 was primarily attributable to capital expenditures made in the ordinary course of business of $2.4 million.

Net cash provided by investing activities in the three months ended March 28, 2008 was attributable to net proceeds from sales and maturities of short-term investments of $44.5 million offset by capital expenditures made in the ordinary course of business of $6.5 million.

Financing Activities. Net cash used in financing activities totaled $42.1 million in the three months ended March 27, 2009 compared to net cash used in financing activities of $1.8 million in the three months ended March 28, 2008.

Net cash used in financing activities in the three months ended March 27, 2009 was attributable to our repurchase of $36.4 million of our 8 1/8% senior subordinated notes at an average of 93.8% of par, or $34.2 million, our repayment of $6.2 million of borrowings on our credit facility and capital lease obligations and the net decrease in purchase card payable of $1.7 million.

Net cash used in financing activities in the three months ended March 28, 2008 was attributable to our repayment of $1.6 million of borrowings on our credit facility and capital lease obligations and the net decrease in purchase card payable of $0.8 million offset by $0.6 million of proceeds from stock options exercised and excess tax benefits from share-based compensation.

Capital Expenditures

Capital expenditures were $2.4 million in the three months ended March 27, 2009 compared to $6.5 million in the three months ended March 28, 2008. In addition, during the three months ended March 27, 2009, we acquired $2.4 million of property through lease incentives and on account. Capital expenditures as a percentage of sales were 0.9% in the three months ended March 27, 2009 compared to 2.2% in the three months ended March 28, 2008. The decrease in capital expenditures is the result of the higher than normal levels of capital expenditures incurred during the three months ended March 28, 2008 to upgrade our telecommunications network, the expansion of our distribution center network, the purchase of warehouse equipment and investments in our information technology systems necessary for the integration of our AmSan acquisition.

Credit Facility

Borrowings under the term loan and the delayed draw facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.75% or at the alternate base rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus 0.75%. Borrowings under the revolving credit facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.50% or at the alternate base rate plus 0.50%. As of March 27, 2009, the interest rate in effect with respect to the term loan and the delayed draw facility was 2.22% for the LIBOR option and 4.00% for the alternate base rate option. Outstanding letters of credit under the revolving credit facility are subject to a per annum fee equal to the applicable margin under the revolving credit facility. The interest rate margin is subject to pricing adjustments at the end of each fiscal quarter based on net total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the credit facility. The term loan and the delayed draw facility mature on June 23, 2013 and the revolving loan facility matures on June 23, 2012. Amounts under the term loan and the delayed draw facility are due and payable in quarterly installments equal to 1.0% of the original principal amount on an annual basis through June 23, 2013, with the balance payable in one final installment at the maturity date.

The bank credit facility, which is secured by substantially all of the assets of Interline New Jersey and is guaranteed by us and by the domestic subsidiaries of Interline New Jersey, contains affirmative, negative and financial covenants that limit Interline New Jersey’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require

Interline New Jersey to maintain certain financial ratios as of the last day of each fiscal quarter, including a minimum ratio based on an adjusted consolidated EBITDA, as defined by the credit facility, to consolidated cash interest expense and a maximum ratio of net total indebtedness to an adjusted consolidated EBITDA, as defined by the credit facility. As of March 27, 2009, the maximum ratio of net total indebtedness to adjusted consolidated EBITDA, as defined by the credit facility, was 3.5. Interline New Jersey and the Company were in compliance with all covenants at March 27, 2009.

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

Liquidity

Historically, our capital requirements have been for debt service obligations, working capital requirements, including inventory, accounts receivable and accounts payable, acquisitions, the expansion and maintenance of our distribution network and upgrades of our information systems. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through cash flow generated from operating activities and funds borrowed under our credit facility. We expect our cash on hand, cash flow from operations and loan availability under our credit facility to be our primary source of funds in the future. Letters of credit, which are issued under the revolving credit facility, are used to support payment obligations incurred for our general corporate purposes.

As of March 27, 2009, we had $37.9 million of availability under Interline New Jersey’s $100.0 million revolving credit facility after the limitation under the bank credit facility’s ratio of net total indebtedness to adjusted consolidated EBITDA, as defined by the credit facility. Prior to December 26, 2008, one of the financial institutions that support our revolving credit facility failed, effectively limiting the size of the current revolver commitment to $83.0 million. Our effective borrowing capacity is reduced by the limitation under the bank credit facility’s ratio of net total indebtedness to adjusted consolidated EBITDA, as defined by the credit facility, and by the failure of one of the financial institutions that support our revolving credit facility. Also as of March 27, 2009, we had $80.7 million of total cash on hand (including $25.0 million to be netted against debt for purposes of covenant compliance).

We believe that cash and cash equivalents, cash flow from operations and available borrowing capacity under our credit facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the next twelve months.

Contractual Obligations

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 26, 2008 filed with the SEC. Except for the repurchase of $36.4 million of our 8 1/8% senior subordinated notes and repayment of $5.2 million of our term debt as discussed above and in Note 3 to our unaudited condensed consolidated financial statements, there have been no material changes to our contractual obligations since December 26, 2008.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 26, 2008 filed with the SEC. During the three months ended March 27, 2009, there were no significant changes to any of our critical accounting policies.

Recently Adopted Accounting Standards

Effective December 27, 2008, we adopted FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”). FSP 157-2 amends FASB Statement No. 157, Fair Value Measurements, (“FAS 157”) to defer the effective date of FAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of FSP 157-2 did not have any impact on our financial position, results of operations and cash flows.

Effective December 27, 2008, we adopted FASB Statement No. 141 (revised 2007), Business Combinations, (“FAS 141R”), which replaces FASB Statement No. 141, Business Combinations. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. As a result of the adoption of, and in accordance with FAS 141R, we expensed $0.7 million in deferred acquisition costs during the three months ended March 27, 2009, which are included as part of selling, general and administrative expense.

Effective December 27, 2008,we adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The adoption of FAS 160 did not have any impact on our financial position, results of operations and cash flows.

Effective December 27, 2008, we adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The adoption of FAS 161 did not have any impact on our financial position, results of operations and cash flows.

Effective December 27, 2008, we adopted FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“FAS 162”). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) for nongovernmental entities in the United States. The adoption of FAS 162 did not have any impact on our financial position, results of operations and cash flows.

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

Interest Rate Risk

Our variable rate term debt is sensitive to changes in the general level of interest rates. As of March 27, 2009, the interest rate in effect with respect to our $209.2 million variable rate term debt was 2.22% for the LIBOR option and 4.00% for the alternate base rate option. While our variable rate term debt obligations expose us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance or results of operations. Based on the outstanding variable rate term debt as of March 27, 2009, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $0.5 million pre-tax change to our statement of operations for the three months ended March 27, 2009.

The fair market value of our fixed rate debt is subject to interest rate risk. As of March 27, 2009, the fair market value of our $150.7 million 8 1/8% senior subordinated notes was approximately $136.7 million or 90¾% of par.

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of March 27, 2009.

Derivative Financial Instruments

As of March 27, 2009, we did not have any interest rate swap exchange agreements, or swaps. Historically, we entered into derivative financial instruments from time to time, including interest rate exchange agreements, or swaps, to manage our exposure to fluctuations in interest rates on our debt. Under our former swap agreements, we paid a fixed rate on the notional amount to our banks and the banks paid us a variable rate on the notional amount equal to a base LIBOR rate.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 27, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 27, 2009, our disclosure controls and procedures were effective to (1) ensure that material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 27, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material effect upon our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

For information regarding factors that could affect our financial position, results of operations and cash flows, see the risk factors discussion provided in our Annual Report on Form 10-K for the year ended December 26, 2008 in Part I. Item 1A. Risk Factors. See also “Part I. Item 2—Forward Looking Statements” above.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 26, 2008.

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

INTERLINE BRANDS, INC.
Registrant

Date: May 4, 2009	By:	/S/ THOMAS J. TOSSAVAINEN
Thomas J. Tossavainen
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)