Form 10-Q
period 2009-06-26
INTERLINE BRANDS, INC./DE
filed 2009-08-03
CIK 1292900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2009

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2009, there were 32,459,699 shares of the registrant’s common stock outstanding (excluding 113,012 shares held in treasury), par value $0.01.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF JUNE 26, 2009 AND DECEMBER 26, 2008

(in thousands, except share and per share data)

	June 26,	December 26,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$69,374	$62,724
Accounts receivable - trade (net of allowance for doubtful accounts of $12,703 and $12,140)	137,934	139,522
Inventory	198,476	211,200
Income tax receivable	—	1,452
Prepaid expenses and other current assets	20,461	22,884
Deferred income taxes	19,564	19,010
Total current assets	445,809	456,792

Property and equipment, net	48,085	46,033
Goodwill	318,229	317,117
Other intangible assets, net	128,604	132,787
Other assets	9,637	10,119
Total assets	$950,364	$962,848

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$95,701	$68,255
Accrued expenses and other current liabilities	40,337	31,394
Accrued interest	388	1,072
Income tax payable	506	—
Current portion of long-term debt	1,963	1,625
Capital lease - current	253	239
Total current liabilities	139,148	102,585

Long-Term Liabilities:
Deferred income taxes	39,645	37,210
Long-term debt, net of current portion	339,015	401,765
Capital lease - long term	96	226
Other liabilities	842	989
Total liabilities	518,746	542,775
Commitments and contingencies
Senior preferred stock; $0.01 par value, 20,000,000 shares authorized; no shares outstanding as of June 26, 2009 and December 26, 2008	—	—

Shareholders’ Equity:
Common stock; $0.01 par value, 100,000,000 authorized; 32,563,211 issued and 32,451,797 outstanding as of June 26, 2009 and 32,561,360 issued and 32,449,946 outstanding as of December 26, 2008	326	326
Additional paid-in capital	573,823	571,868
Accumulated deficit	(141,489)	(150,833)
Accumulated other comprehensive income	941	695
Treasury stock, at cost, 111,414 shares as of June 26, 2009 and December 26, 2008	(1,983)	(1,983)
Total shareholders’ equity	431,618	420,073
Total liabilities and shareholders’ equity	$950,364	$962,848

See accompanying notes to condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 26, 2009 AND JUNE 27, 2008

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008

Net sales	$269,920	$311,429	$526,713	$600,575
Cost of sales	171,605	195,629	331,802	374,725
Gross profit	98,315	115,800	194,911	225,850

Operating Expenses:
Selling, general and administrative expenses	78,898	88,585	162,818	173,598
Depreciation and amortization	4,392	4,102	9,026	7,981
Total operating expense	83,290	92,687	171,844	181,579
Operating income	15,025	23,113	23,067	44,271

(Loss) Gain on extinguishment of debt, net	(177)	—	1,543	—
Interest expense	(4,717)	(7,004)	(10,096)	(14,746)
Interest and other income	440	708	730	1,403
Income before income taxes	10,571	16,817	15,244	30,928
Income tax provision	4,149	5,642	5,900	11,079
Net income	$6,422	$11,175	$9,344	$19,849

Earnings Per Share:
Basic	$0.20	$0.35	$0.29	$0.61
Diluted	$0.20	$0.34	$0.29	$0.61

Weighted-Average Shares Outstanding:
Basic	32,441,081	32,369,031	32,440,035	32,348,109
Diluted	32,856,916	32,657,047	32,704,682	32,650,806

See accompanying notes to condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 26, 2009 AND JUNE 27, 2008

(in thousands)

	Six Months Ended
	June 26,	June 27,
	2009	2008
Cash Flows from Operating Activities:
Net income	$9,344	$19,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,322	8,238
Gain on extinguishment of debt, net of original issue discount	(2,165)	—
Write-off of debt issuance costs	622	—
Amortization of debt issuance costs	562	565
Amortization of discount on 8 1/8% senior subordinated notes	72	72
Write-off of deferred acquisition costs	672	—
Share-based compensation	1,955	2,353
Excess tax benefits from share-based compensation	—	(147)
Deferred income taxes	2,340	(1,003)
Provision for doubtful accounts	6,324	2,255
Loss on disposal of property and equipment	12	19

Changes in assets and liabilities which provided (used) cash:
Accounts receivable - trade	(4,673)	(15,480)
Inventory	12,830	(19,533)
Prepaid expenses and other current assets	2,747	1,663
Other assets	(190)	1,573
Accounts payable	27,428	31,071
Accrued expenses and other current liabilities	4,002	(3,758)
Accrued interest	(684)	7
Income taxes	1,957	832
Other liabilities	(141)	(1,402)
Net cash provided by operating activities	72,336	27,174

(Continued)

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)-Continued

SIX MONTHS ENDED JUNE 26, 2009 AND JUNE 27, 2008

(in thousands)

	Six Months Ended
	June 26,	June 27,
	2009	2008
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(5,688)	(13,540)
Purchase of short-term investments	—	(35,531)
Proceeds from sales and maturities of short-term investments	—	80,121
Purchase of businesses, net of cash acquired	(381)	(536)
Net cash (used in) provided by investing activities	(6,069)	30,514
Cash Flows from Financing Activities:
Increase (Decrease) in purchase card payable, net	726	(643)
Repayment of term debt	(26,162)	(2,150)
Repayment of 8 1/8% senior subordinated notes	(34,157)	—
Payments on capital lease obligations	(116)	(108)
Proceeds from stock options exercised	—	586
Excess tax benefits from share-based compensation	—	147
Treasury stock acquired to satisfy minimum statutory tax withholding requirements	—	(772)
Net cash used in financing activities	(59,709)	(2,940)
Effect of exchange rate changes on cash and cash equivalents	92	(40)
Net increase in cash and cash equivalents	6,650	54,708
Cash and cash equivalents at beginning of period	62,724	4,975
Cash and cash equivalents at end of period	$69,374	$59,683

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$10,196	$14,431
Income taxes, net of refunds	$1,749	$12,315

Schedule of Non-Cash Investing Activities:
Property acquired through lease incentives	$3,009	$—
Adjustments to liabilities assumed and goodwill on businesses acquired	$732	$—

See accompanying notes to condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 26, 2009 AND JUNE 27, 2008

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

The Company markets and sells its products primarily through twelve distinct and targeted brands. The Company utilizes a variety of sales channels, including a direct sales force, telesales representatives, a direct marketing program, brand-specific websites and a national accounts sales program. The Company delivers its products through its network of regional distribution centers and professional contractor showrooms located throughout the United States and Canada, two national distribution centers, vendor managed inventory locations at large professional contractor customer locations and its dedicated fleet of trucks. Through its broad distribution network, the Company is able to provide next-day delivery service to at least 98% of the U.S. population and same-day delivery service to most major metropolitan markets.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements, (“FAS 157”) defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” FAS 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximate the carrying amount because of the short maturities of these items. The fair value of term debt approximates the carrying amount because it bears interest at variable rates. The fair value of the 8 1/8% senior subordinated notes is determined by quoted market prices as the 8 1/8% senior subordinated notes are publicly traded.

Subsequent Events

The Company evaluated events and transactions that occurred during the period from June 26, 2009, the date of the balance sheet, through August 3, 2009, the date the unaudited interim condensed financial statements were issued, for potential recognition or disclosure in the accompanying unaudited interim condensed consolidated financial statements and did not identify any that should be recognized or disclosed in the accompanying unaudited interim condensed consolidated financial statements.

Segment Information

In accordance with FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has one operating segment and one reportable segment, the distribution of MRO products.

The Company’s net sales for the three and six months ended June 26, 2009 and June 27, 2008 by product category were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
Product Category	2009	2008	2009	2008
Janitorial and sanitary	$76,657	$75,989	$148,559	$145,095
Plumbing	71,799	87,511	147,039	177,147
Heating, ventilation and air conditioning	31,709	36,126	52,248	59,808
Electrical and lighting	21,594	28,963	43,421	57,878
Appliances and parts	15,925	18,374	31,076	33,988
Security	12,957	15,571	26,053	31,474
Hardware and tools	12,956	14,014	24,255	27,026
Other	26,323	34,881	54,062	68,159
Total	$269,920	$311,429	$526,713	$600,575

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1”). FSP 107-1 extends the disclosure requirements regarding the fair value of financial instruments under FAS 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. The Company adopted the provisions of FSP 107-1 for the interim period ended June 26, 2009. The adoption of FSP 107-1 did not have any impact on the Company’s financial position, results of operations and cash flows.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FAS 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events. The Company adopted the provisions of FAS 165 for the interim period ended June 26, 2009. The adoption of FAS 165 did not have any impact on the Company’s financial position, results of operations and cash flows.

Accounting Standards Not Yet Adopted

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental accounting principles generally accepted in the United States (“US GAAP”). The Codification is effective for interim and annual periods ending after September 15, 2009. After the Codification launch on July 1, 2009, only one level of authoritative US GAAP will exist, other than guidance issued by the SEC. All other accounting literature excluded from the Codification will be considered non-authoritative. While not intended to change US GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. The Company does not expect the adoption of the provisions of FAS 168 to have a material impact on the Company’s financial position, results of operations or cash flows. However, because the Codification completely replaces existing standards, it will affect the way US GAAP is referenced by the Company in its financial statements and accounting policies.

2.                                      ACCOUNTS RECEIVABLE

The Company’s trade receivables are exposed to credit risk. The majority of the markets served by the Company are comprised of numerous individual accounts. The Company monitors the creditworthiness of its customers on an ongoing basis and provides a reserve for estimated bad debt losses. If the financial condition of the Company’s customers were to deteriorate, increases in its allowance for doubtful accounts may be needed.

The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Balance at December 26, 2008	Charged to Expense(1)	Deductions(2)	Balance at June 26, 2009
$12,140	$6,324	$(5,761)	$12,703

(1)   Provision for doubtful accounts includes $3.0 million associated with a customer seeking Chapter 11 bankruptcy protection in March 2009.

(2)   Accounts receivable written-off as uncollectible, net of recoveries.

3.                                      DEBT

During the three months ended March 27, 2009, the Company repurchased $36.4 million of its 8 1/8% senior subordinated notes at an average of 93.8% of par, or $34.2 million. In connection with the repurchase of the 8 1/8% senior subordinated notes, the Company recorded a gain on extinguishment of debt of $1.8 million net of $0.1 million and $0.4 million in original issue discount and deferred financing costs written-off, respectively. As of June 26, 2009, the fair market value of the $150.7 million of 8 1/8% senior subordinated notes was approximately $147.7 million or 98% of par.

During the three and six months ended June 26, 2009, the Company repaid $20.0 million and $25.2 million, respectively, of its term loan ahead of schedule. In connection with these payments, the Company recorded a loss on extinguishment of debt of $0.2 million associated with the write-off of deferred financing costs. As a result of these repayments of term debt, the Company is not required to make another principal payment until the debt matures in 2013.

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

5.                                      RESTRUCTURING AND ACQUISITION ACCRUALS

Restructuring Accruals

During the three months ended September 26, 2008, the Company began undertaking certain significant changes in its cost structure. These operational initiatives focus on reducing the Company’s overall operating cost structure. The Company took the following specific actions during the three and six months ended June 26, 2009:

•                  reduced its workforce; and

•                  closed and consolidated certain facilities.

The restructuring charges related to these various initiatives, which are included as part of selling, general and administrative expenses, were $2.1 million and $4.5 million during the three and six months ended June 26, 2009, respectively. The following table summarizes the changes to accruals related to the Company’s restructuring, which are included in accrued expenses and other current liabilities (in thousands):

	Employee Separation Costs	Facility Closing and Other Costs	Total
Balance at December 26, 2008	$330	$844	$1,174
Provisions	1,472	3,048	4,520
Payments	(1,012)	(1,383)	(2,395)
Asset write-offs	—	(473)	(473)
Balance at June 26, 2009	$790	$2,036	$2,826

Employee separation costs include severance pay and other related benefits associated with the termination of selling, administrative and warehouse personnel. Facility closing and other costs include lease tails, property and equipment disposals and other shut-down expenses associated with distribution center and professional contractor showroom consolidations.

Acquisition Accruals

The following table summarizes the changes to accruals assumed in connection with the Company’s business combinations, which are included in accrued expenses and other current liabilities (in thousands):

	Employee Severance and Relocation	Facility Closing and Other Costs	Total
Balance at December 26, 2008	$95	$1,982	$2,077
Payments	—	(595)	(595)
Additions to reserve	—	1,176	1,176
Balance at June 26, 2009	$95	$2,563	$2,658

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

The following summarizes the shares of common stock used to calculate earnings per share including the potentially dilutive impact of stock options, restricted stock, restricted share units and deferred stock units, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008
Weighted average shares outstanding - basic	32,441,081	32,369,031	32,440,035	32,348,109
Dilutive shares resulting from:
Stock options	91,061	152,420	45,531	181,750
Restricted stock	22	2,869	11	3,568
Restricted share units	277,089	102,486	174,243	89,829
Deferred stock units	47,663	30,241	44,862	27,550
Weighted average shares outstanding - diluted	32,856,916	32,657,047	32,704,682	32,650,806

During the three months ended June 26, 2009 and June 27, 2008, stock options to purchase 3,774,522 shares and 1,863,328 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive. During the six months ended June 26, 2009 and June 27, 2008, stock options to purchase 3,573,535 shares and 1,815,992 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive.

7.                                      COMPREHENSIVE INCOME

Comprehensive income refers to revenues, expenses, gains and losses that under US GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The components of comprehensive income for the three and six months ended June 26, 2009 and June 27, 2008 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008
Net income	$6,422	$11,175	$9,344	$19,849
Other comprehensive income (loss):
Amortization of unrecognized gain on employee benefits	3	3	6	6
Foreign currency translation	346	57	240	(159)
Total comprehensive income	$6,771	$11,235	$9,590	$19,696

8.                                      SHARE-BASED COMPENSATION

During the three months ended June 26, 2009 and June 27, 2008, share-based compensation expense was $1.1 million and $1.8 million, respectively. During the six months ended June 26, 2009 and June 27, 2008, share-based compensation expense was $1.9 million and $2.4 million, respectively. As of June 26, 2009, there was $8.5 million of total unrecognized share-based compensation expense related to unvested share-based equity awards. The expense is expected to be recognized over a weighted-average period of 2.8 years.

During the three months ended June 26, 2009 and June 27, 2008, the Company granted 52,500 and 52,500 stock options, respectively, with a weighted-average grant date fair value of $6.13 and $5.89, respectively. During the six months ended June 26, 2009 and June 27, 2008, the Company granted 503,026 and 451,274 stock options, respectively, with a weighted-average grant date fair value of $3.46 and $6.65, respectively. As permitted by FASB Statement No. 123 (revised 2004), Share-Based Compensation, (“FAS 123R”) the fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility is based on historical performance of the Company’s stock. The Company also considers historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The Black-Scholes weighted-average assumptions were as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008
Expected volatility	44.6%	35.0%	42.6%	33.6%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.2%	3.0%	2.1%	2.9%
Expected life (in years)	5.0	5.0	5.0	5.0

There were no stock options exercised during the three and six months ended June 26, 2009. Stock options exercised during the three and six months ended June 27, 2008 were 4,950 and 38,595, respectively, with an intrinsic value of less than $0.1 million and $0.1 million, respectively.

A summary status of restricted stock, restricted share units and deferred stock units as of June 26, 2009 and changes during the six months then ended is presented below:

	Restricted Stock		Restricted Share Units		Deferred Stock Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at December 26, 2008	19,200	$23.69	254,256	$17.82	42,060	$21.08
Granted	—	—	383,554	7.89	26,250	14.77
Outstanding at June 26, 2009	19,200	$23.69	637,810	$11.85	68,310	$18.66

No restricted stock or restricted share units vested during the three and six months ended June 26, 2009 and the three months ended June 27, 2008. During the six months ended June 27, 2008, 52,082 shares of restricted stock vested. The total fair value of restricted stock vested during the six months ended June 27, 2008 was $1.0 million. During the six months ended June 27, 2008, 81,876 shares of restricted share units vested. The total fair value of restricted share units vested during the three months ended June 27, 2008 was $1.6 million.

9.                                      INCOME TAXES

The Company accounts for uncertainty in income taxes in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, (“FIN 48”). During the six months ended June 26, 2009, the Company reduced the liability for unrecognized tax benefits related to certain state income tax matters as a result of favorable resolutions in one state. Of the $0.2 million reduction, substantially all was related to gross unrecognized tax benefits and less than $0.1 million was related to interest and penalties. Of these amounts, $0.1 million reduced the Company’s effective tax rate.

A reconciliation of the gross beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 26, 2008	$320
Additions for tax positions taken during prior years	9
Settlements with taxing authorities	(176)
Balance at June 26, 2009	$153

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

The Parent Company is a holding company whose only asset is the stock of its subsidiaries. The Company conducts virtually all of its business operations through Interline New Jersey. Accordingly, the Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in Interline New Jersey that are derived from the earnings and cash flow generated by Interline New Jersey. Through June 26, 2009, no dividends have been paid.

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

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF JUNE 26, 2009

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$69,247	$127	$—	$69,374
Accounts receivable - trade	—	135,669	2,265	—	137,934
Inventory	—	196,253	2,223	—	198,476
Intercompany receivable	—	—	124,207	(124,207)	—
Other current assets	—	39,839	186	—	40,025
Total current assets	—	441,008	129,008	(124,207)	445,809

Property and equipment, net	—	47,937	148	—	48,085
Goodwill	—	312,952	5,277	—	318,229
Other intangible assets, net	—	125,966	2,638	—	128,604
Investment in subsidiaries	431,618	144,272	—	(575,890)	—
Other assets	—	2,341	7,277	19	9,637
Total assets	$431,618	$1,074,476	$144,348	$(700,078)	$950,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$95,700	$1	$—	$95,701
Accrued expenses and other current liabilities	—	41,156	75	—	41,231
Intercompany payable	—	124,207	—	(124,207)	—
Debt and capital lease - short-term	—	2,216	—	—	2,216
Total current liabilities	—	263,279	76	(124,207)	139,148

Long-Term Liabilities:
Term debt and capital lease - long-term	—	339,111	—	—	339,111
Other liabilities	—	40,468	—	19	40,487
Total liabilities	—	642,858	76	(124,188)	518,746

Senior preferred stock	—	707,130	—	(707,130)	—

Shareholders’ equity (deficit)	431,618	(275,512)	144,272	131,240	431,618
Total liabilities and shareholders’ equity	$431,618	$1,074,476	$144,348	$(700,078)	$950,364

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 26, 2009

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$265,500	$4,420	$—	$269,920
Cost of sales	—	168,719	2,886	—	171,605
Gross profit	—	96,781	1,534	—	98,315

Operating Expenses:
Selling, general and administrative expenses	—	77,693	1,205	—	78,898
Depreciation and amortization	—	4,228	164	—	4,392
Equity earnings of subsidiaries	(10,571)	(2,992)	—	13,563	—
Total operating expense	(10,571)	78,929	1,369	13,563	83,290
Operating income	10,571	17,852	165	(13,563)	15,025

Loss on extinguishment of debt, net	—	(177)	—	—	(177)
Interest and other (expense) income, net	—	(5,090)	4,863	(4,050)	(4,277)
Income before income taxes	10,571	12,585	5,028	(17,613)	10,571
Income tax provision	4,149	2,424	1,725	(4,149)	4,149
Net income	6,422	10,161	3,303	(13,464)	6,422
Preferred stock dividends	—	(23,849)	—	23,849	—
Net income (loss) attributable to common shareholders	$6,422	$(13,688)	$3,303	$10,385	$6,422

(1)          The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 27, 2008

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$240,320	$71,109	$—	$311,429
Cost of sales	—	150,685	44,944	—	195,629
Gross profit	—	89,635	26,165	—	115,800

Operating Expenses:
Selling, general and administrative expenses	—	73,969	14,616	—	88,585
Depreciation and amortization	—	3,437	665	—	4,102
Equity earnings of subsidiaries	(16,817)	(3,600)	—	20,417	—
Total operating expense	(16,817)	73,806	15,281	20,417	92,687
Operating income	16,817	15,829	10,884	(20,417)	23,113

Interest and other (expense) income, net	—	(5,150)	(799)	(347)	(6,296)
Income before income taxes	16,817	10,679	10,085	(20,764)	16,817
Income tax provision	5,642	1,781	3,861	(5,642)	5,642
Net income	11,175	8,898	6,224	(15,122)	11,175
Preferred stock dividends	—	(20,791)	—	20,791	—
Net income (loss) attributable to common shareholders	$11,175	$(11,893)	$6,224	$5,669	$11,175

(1)          The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 26, 2009

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$518,456	$8,257	$—	$526,713
Cost of sales	—	326,497	5,305	—	331,802
Gross profit	—	191,959	2,952	—	194,911

Operating Expenses:
Selling, general and administrative expenses	—	160,470	2,348	—	162,818
Depreciation and amortization	—	8,697	329	—	9,026
Equity earnings of subsidiaries	(15,244)	(6,004)	—	21,248	—
Total operating expense	(15,244)	163,163	2,677	21,248	171,844
Operating income	15,244	28,796	275	(21,248)	23,067

Gain on extinguishment of debt, net	—	1,543	—	—	1,543
Interest and other (expense) income, net	—	(11,134)	9,676	(7,908)	(9,366)
Income before income taxes	15,244	19,205	9,951	(29,156)	15,244
Income tax provision	5,900	2,582	3,318	(5,900)	5,900
Net income	9,344	16,623	6,633	(23,256)	9,344
Preferred stock dividends	—	(46,894)	—	46,894	—
Net income (loss) attributable to common shareholders	$9,344	$(30,271)	$6,633	$23,638	$9,344

(1)          The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 27, 2008

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$464,896	$135,679	$—	$600,575
Cost of sales	—	289,854	84,871	—	374,725
Gross profit	—	175,042	50,808	—	225,850

Operating Expenses:
Selling, general and administrative expenses	—	144,613	28,985	—	173,598
Depreciation and amortization	—	6,653	1,328	—	7,981
Equity earnings of subsidiaries	(30,928)	(8,960)	—	39,888	—
Total operating expense	(30,928)	142,306	30,313	39,888	181,579
Operating income	30,928	32,736	20,495	(39,888)	44,271

Interest and other (expense) income, net	—	(11,010)	(1,703)	(630)	(13,343)
Income before income taxes	30,928	21,726	18,792	(40,518)	30,928
Income tax provision	11,079	4,154	6,925	(11,079)	11,079
Net income	19,849	17,572	11,867	(29,439)	19,849
Preferred stock dividends	—	(40,881)	—	40,881	—
Net income (loss) attributable to common shareholders	$19,849	$(23,309)	$11,867	$11,442	$19,849

(1)          The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 26, 2009

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$—	$75,327	$(2,991)	$—	$72,336
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(5,639)	(49)	—	(5,688)
Purchase of businesses, net of cash acquired	—	(381)	—	—	(381)
Other	—	(2,736)	—	2,736	—
Net cash (used in) provided by investing activities	—	(8,756)	(49)	2,736	(6,069)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	726	—	—	726
Repayment of debt and capital lease obligations	—	(26,278)	—	—	(26,278)
Repayment of 8 1/8% senior subordinated notes	—	(34,157)	—	—	(34,157)
Other	—	—	2,736	(2,736)	—
Net cash (used in) provided by financing activities	—	(59,709)	2,736	(2,736)	(59,709)
Effect of exchange rate changes on cash and cash equivalents	—	92	—	—	92
Net increase in cash and cash equivalents	—	6,954	(304)	—	6,650
Cash and cash equivalents at beginning of period	—	62,293	431	—	62,724
Cash and cash equivalents at end of period	$—	$69,247	$127	$—	$69,374

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

•                  the loss of significant customers,

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

Overview

We are a leading national distributor and direct marketer of maintenance, repair and operations (“MRO”) products. We have one operating segment, the distribution of MRO products. We stock approximately 100,000 MRO products in the following categories: plumbing, janitorial and sanitary, electrical, lighting, hardware, security, heating, ventilation and air conditioning and other miscellaneous products. Our products are primarily used for the repair, maintenance, remodeling and refurbishment of properties and non-industrial facilities. We are able to realize high margins by focusing on repair, maintenance, remodeling and refurbishment customers, who generally make smaller, more frequent purchases and require high levels of service. Our diverse customer base includes facilities maintenance customers, which consist of multi-family housing facilities, educational institutions, lodging and health care facilities, government properties and building service contractors; professional contractors who are primarily involved in the repair, remodeling and construction of residential and non-industrial facilities; and specialty distributors, including plumbing and hardware retailers. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

We market and sell our products primarily through twelve distinct and targeted brands, each of which is nationally recognized in the markets we serve for providing premium products at competitive prices with reliable same-day and/or next-day delivery. Our Wilmar, AmSan, Sexauer, Maintenance USA and Trayco brands generally serve our facilities maintenance customers; our Barnett, Copperfield, U.S. Lock, Sun Star and Leran brands generally serve our professional contractor customers; and our Hardware Express and AF Lighting brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of over 600 field sales representatives and over 350 telesales and customer service representatives, a direct marketing program of approximately five million pieces annually, brand-specific websites and a national accounts sales program. We deliver our products through our network of two national distribution centers (“NDCs”), 61 regional distribution centers, 22 professional contractor showrooms located throughout the United States and Canada, 26 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks. Our broad distribution network allows us the ability to provide reliable, next-day delivery service to at least 98% of the U.S. population and same-day delivery service to most major metropolitan markets.

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

Results of Operations

The following table presents information derived from the condensed consolidated statements of earnings expressed as a percentage of revenues for the three and six months ended June 26, 2009 and June 27, 2008:

	% of Net Sales		% Increase	% of Net Sales		% Increase
	Three Months Ended		(Decrease)	Six Months Ended		(Decrease)
	June 26,	June 27,	2009	June 26,	June 27,	2009
	2009	2008	vs. 2008 (1)	2009	2008	vs. 2008 (1)

Net sales	100.0%	100.0%	(13.3)%	100.0%	100.0%	(12.3)%
Cost of sales	63.6	62.8	(12.3)	63.0	62.4	(11.5)
Gross profit	36.4	37.2	(15.1)	37.0	37.6	(13.7)

Operating Expenses:
Selling, general and administrative expenses	29.2	28.4	(10.9)	30.9	28.9	(6.2)
Depreciation and amortization	1.6	1.3	7.1	1.7	1.3	13.1
Total operating expense	30.9	29.8	(10.1)	32.6	30.2	(5.4)
Operating income	5.6	7.4	(35.0)	4.4	7.4	(47.9)

(Loss) Gain on extinguishment of debt, net	(0.1)	—	(100.0)	0.3	—	100.0
Interest expense	(1.7)	(2.2)	(32.7)	(1.9)	(2.5)	(31.5)
Interest income and other income	0.2	0.2	(37.9)	0.1	0.2	(48.0)
Income before income taxes	3.9	5.4	(37.1)	2.9	5.1	(50.7)
Income tax provision	(1.5)	(1.8)	(26.5)	(1.1)	(1.8)	(46.7)
Net income	2.4%	3.6%	(42.5)%	1.8%	3.3%	(52.9)%

(1)          Percent increase (decrease) represents the actual change as a percent of the prior year’s result.

Overview. During the three months ended June 26, 2009, our sales declined 13.3%. We believe this decline is associated with the widely reported general economic downturn and credit crisis. Demand from customers in our facilities maintenance end-markets, which make up 74% of our total sales and includes residential multi-family housing and institutional MRO customers, declined 7.8% during the second quarter of 2009 compared to the second quarter of 2008. Demand from our professional contractor and specialty distributor customers, which represent 16% and 10% of our total sales, respectively, declined 28.4% and 20.6%, respectively. Demand from these customers continues to be impacted by the prolonged declines in residential new construction activity and renovations activity.

Net income as a percentage of sales was 2.4% in the second quarter compared to 3.6% in the comparable prior year period. The decline in net income is primarily a result of lower sales, lower gross margins, severance and distribution center closing costs associated with our previously discussed operational initiatives, such as headcount reductions, consolidation of certain distribution centers and closing of underperforming professional contractor centers as well as higher fixed costs as a percent of sales, such as rent expense and other occupancy costs, driven by our Auburn, Massachusetts, and Richmond, Virginia distribution center consolidations and our new NDC in Salt Lake City, Utah, which opened during the third quarter of 2008. These costs were offset in part by lower interest expense associated with lower debt balances and a lower interest rate environment as well as the cost savings derived from the closing of underperforming professional contractor centers in 2008 and the consolidation of certain distribution centers as mentioned above.

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

Three Months Ended June 26, 2009 Compared to Three Months Ended June 27, 2008

Net Sales. Our net sales decreased by $41.5 million, or 13.3%, to $269.9 million in the three months ended June 26, 2009 from $311.4 million in the three months ended June 27, 2008. The decline in sales resulted from the net impact of a 7.8% decrease in sales to our facilities maintenance customers and a continued decline in sales to our professional contractor and specialty distributor customers of 28.4% and 20.6%, respectively. We expect sales to our facilities maintenance, professional contractor and specialty distributor end-markets to remain weak during the remainder of 2009 as the general economic downturn and credit crisis is expected to continue to affect our customers and demand in our end-markets.

Gross Profit. Gross profit decreased by $17.5 million, or 15.1%, to $98.3 million in the three months ended June 26, 2009 from $115.8 million in the three months ended June 27, 2008 as a direct result of the decrease in sales. Our gross profit margin decreased 80 basis points to 36.4% for the three months ended June 26, 2009 compared to 37.2% for the three months ended June 27, 2008. The decrease in gross margin is primarily due to heightened competition associated with the decrease in sales demand and a shift in sales mix across various product categories.

Selling, General and Administrative Expenses. SG&A expenses decreased by $9.7 million, or 10.9%, to $78.9 million in the three months ended June 26, 2009 from $88.6 million in the three months ended June 27, 2008. As a percent of sales, SG&A increased to 29.2% for the three months ended June 26, 2009 compared to 28.4% for the three months ended June 27, 2008. The increase in SG&A expenses as a percent of sales is primarily due to $2.1 million in severance and distribution center closing costs associated with our previously discussed operational initiatives, such as headcount reductions, consolidation of certain distribution centers and closing of underperforming professional contractor centers. These costs were offset by the cost savings derived from the reduction in workforce in the fourth quarter of 2008 and the first quarter of 2009, the closing of underperforming professional contractor centers and the consolidation of certain distribution centers during the last six months of 2008 and the first six months of 2009 and various efforts aimed at controlling variable costs.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.3 million to $4.4 million in the three months ended June 26, 2009 from $4.1million in the three months ended June 27, 2008. As a percentage of sales, depreciation and amortization was 1.6% or 30 basis points higher than the 1.3% in the comparable prior year period. These increases were due to higher depreciation resulting from our higher capital spending during 2008 associated with our information systems infrastructure and distribution center consolidation and integration efforts and our Eagle Maintenance Supply, Inc. acquisition in the third quarter of 2008.

Operating Income. As a result of the foregoing, operating income decreased by $8.1 million, or 35.0%, to $15.0 million in the three months ended June 26, 2009 from $23.1 million in the three months ended June 27, 2008. As a percent of sales, operating income decreased to 5.6% in the three months ended June 26, 2009 compared to 7.4% in the three months ended June 27, 2008.

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $0.2 million in the three months ended June 26, 2009. During the three months ended June 26, 2009, we repaid $20.0 million of our term loan ahead of schedule. In connection with the term loan payment, we recorded a loss on extinguishment of debt of $0.2 million associated with the write-off of deferred financing costs. We did not extinguish debt in the three months ended June 27, 2008.

Interest Expense. Interest expense decreased by $2.3 million in the three months ended June 26, 2009 to $4.7 million from $7.0 million in the three months ended June 27, 2008. This decrease was primarily due to lower debt balances outstanding associated with the repayments of our term loan and the repurchase of our 8 1/8% senior subordinated notes and lower interest rates.

Interest and Other Income. Interest and other income decreased $0.3 million to $0.4 million in the three months ended June 26, 2009 compared to $0.7 million in the three months ended June 27, 2008. The decrease was primarily attributable to lower interest income earned resulting from lower interest rates and lower short-term investment balances.

Provision for Income Taxes. The effective tax rate for the three months ended June 26, 2009 was 39.2% compared to 33.5% for the three months ended June 27, 2008. The increase in the effective tax rate was primarily due to the decrease in a liability associated with previously unrecognized tax benefits partially offset by an increase in state taxes. During the three months ended June 27, 2008, we obtained resolutions related to the uncertain state tax positions that we took for two states and determined that we no longer needed the full amount of the accruals that we had established. As such, we made the appropriate adjustments, of which $0.8 million favorably impacted our effective tax rate for the three-month period ended June 27, 2008.

Six Months Ended June 26, 2009 Compared to Six Months Ended June 27, 2008

Net Sales. Our net sales decreased by $73.9 million, or 12.3%, to $526.7 million in the six months ended June 26, 2009 from $600.6 million in the six months ended June 27, 2008. The decline in sales resulted from the net impact of a 7.4% decrease in sales to our facilities maintenance customers and a continued decline in sales to our professional contractor and specialty distributor customers of 26.0% and 17.4%, respectively. We expect sales to our facilities maintenance, professional contractor and specialty distributor end-markets to remain weak during the remainder of 2009 as the general economic downturn and credit crisis is expected to continue to affect our customers and demand in our end-markets.

Gross Profit. Gross profit decreased by $30.9 million, or 13.7%, to $194.9 million in the six months ended June 26, 2009 from $225.9 million in the six months ended June 27, 2008 as a direct result of the decrease in sales. Our gross profit margin decreased 60 basis points to 37.0% for the six months ended June 26, 2009 compared to 37.6% for the six months ended June 27, 2008. The decrease in gross margin is primarily due to heightened competition associated with the decrease in sales demand and a shift in sales mix across various product categories.

Selling, General and Administrative Expenses. SG&A expenses decreased by $10.8 million, or 6.2%, to $162.8 million in the six months ended June 26, 2009 from $173.6 million in the six months ended June 27, 2008. As a percent of sales, SG&A increased to 30.9% for the six months ended June 26, 2009 compared to 28.9% for the six months ended June 27, 2008. The increase in SG&A expenses as a percent of sales is primarily due to $4.1 million in increased bad debt expense primarily associated with a customer seeking Chapter 11 bankruptcy protection in March, $4.5 million in severance and distribution center closing costs associated with our previously discussed operational initiatives, such as headcount reductions, consolidation of certain distribution centers and closing of underperforming professional contractor centers and the write-off of $0.7 million in deferred acquisition costs due to the adoption of Financial Accounting Standard Board (“FASB”) Statement No. 141 (revised 2007), Business Combinations, (“FAS 141R”). We have increased our accounts receivable reserve to adjust for higher levels of risk in our portfolio stemming from an unprecedented market environment. These costs were partially offset by the cost savings derived from the reduction in workforce in the fourth quarter of 2008 and the first quarter of 2009, the closing of underperforming professional contractor centers and the consolidation of certain distribution centers during the last six months of 2008 and the first six months of 2009 and various efforts aimed at controlling variable costs.

Depreciation and Amortization. Depreciation and amortization expense increased by $1.0 million to $9.0 million in the six months ended June 26, 2009 from $8.0 million in the six months ended June 27, 2008. As a percentage of sales, depreciation and amortization was 1.7% or 40 basis points higher than the 1.3% in the comparable prior year period. These increases were due to higher depreciation resulting from our higher capital spending during 2008 associated with our information systems infrastructure and distribution center consolidation and integration efforts and our Eagle Maintenance Supply, Inc. acquisition in the third quarter of 2008.

Operating Income. As a result of the foregoing, operating income decreased by $21.2 million, or 47.9%, to $23.1 million in the six months ended June 26, 2009 from $44.3 million in the six months ended June 27, 2008. As a percent of sales, operating income decreased to 4.4% in the six months ended June 26, 2009 compared to 7.4% in the six months ended June 27, 2008.

Gain on Extinguishment of Debt. Gain on extinguishment of debt was $1.5 million in the six months ended June 26, 2009. During the six months ended June 26, 2009, we repurchased $36.4 million of our 8 1/8% senior subordinated notes at an average of 93.8% of par, or $34.2 million. In addition, we repaid $25.2 million of our term loan ahead of schedule. In connection with the repurchase of our 8 1/8% senior subordinated notes and the term loan payment, we recorded a gain on extinguishment of debt of $1.5 million net of $0.1 million and $0.6 million in original issue discount and deferred financing costs written-off, respectively. We did not extinguish debt in the six months ended June 27, 2008.

Interest Expense. Interest expense decreased by $4.7 million in the six months ended June 26, 2009 to $10.1 million from $14.7 million in the six months ended June 27, 2008. This decrease was primarily due to lower debt balances outstanding associated with the repayment of our term loan and the repurchase of our 8 1/8% senior subordinated notes and lower interest rates.

Interest and Other Income. Interest and other income decreased $0.7 million to $0.7 million in the six months ended June 26, 2009 compared to $1.4 million in the six months ended June 27, 2008. The decrease was primarily attributable to lower interest income earned resulting from lower interest rates and lower short-term investment balances.

Provision for Income Taxes. The effective tax rate for the six months ended June 26, 2009 was 38.7% compared to 35.8% for the six months ended June 27, 2008. The increase in the effective tax rate was primarily due to the decrease in a liability associated with previously unrecognized tax benefits partially offset by an increase in state taxes. During the six months ended June 26, 2009 and

June 27, 2008, we obtained resolution related to uncertain state tax positions and accordingly we adjusted the accrual previously established. As such, we made the appropriate adjustments, of which $0.1 million and $0.8 million favorably impacted our effective tax rate for the six months ended June 26, 2009 and June 27, 2008, respectively.

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

We have outstanding $150.7 million of 8 1/8% senior subordinated notes due 2014 and we have a $330.0 million bank credit facility. The 8 1/8% senior subordinated notes mature on June 15, 2014 and interest is payable on June 15 and December 15 of each year. As of June 26, 2009, the 8 1/8% senior subordinated notes had an estimated fair market value of $147.7 million or 98% of par. The bank credit facility consists of a $230.0 million 7-year term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit. As of June 26, 2009, Interline New Jersey had $10.2 million of letters of credit issued under the revolving loan facility and $189.2 million of aggregate principal outstanding under the term loan facility.

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

Financial Condition

Working capital decreased by $47.5 million to $306.7 million as of June 26, 2009 from $354.2 million as of December 26, 2008. The decrease in working capital was primarily used to generate cash flows from operating activities and pay down debt.

Cash Flow

Operating Activities. Net cash provided by operating activities was $72.3 million in the six months ended June 26, 2009 compared to net cash provided by operating activities of $27.2 million in the six months ended June 27, 2008.

Net cash provided by operating activities of $72.3 million in the six months ended June 26, 2009 primarily consisted of net income of $9.3 million, adjustments for non-cash items of $19.7 million and cash provided by working capital items of $43.6 million. Adjustments for non-cash items primarily consisted of $9.3 million in depreciation and amortization of property, equipment and intangible assets, $6.3 million in bad debt expense, $2.0 million in share-based compensation, $2.3 million in deferred income taxes, $0.6 million in amortization of debt issuance costs and the write-off of $0.7 million in deferred acquisition costs due to the adoption of FAS 141R offset by $1.5 million in net gain from the repurchase of $36.4 million of our 8 1/8% senior subordinated notes and the repayment of $25.2 million of our term debt. The cash provided by working capital items primarily consisted of $27.4 million from increased trade payables balances as a result of the timing of purchases and related payments, $12.8 million from decreased inventory levels as a result of decreased purchases associated with lower demand, $4.0 million from accrued expenses arising primarily from severance and distribution center closing costs associated with our previously discussed operational initiatives, such as headcount reductions, consolidation of certain distribution centers and closing of underperforming professional contractor centers, $2.7 million from decreased prepaid expenses and other current assets primarily from the collection of rebates from vendors and $2.0 million from the increase in income taxes. These items were partially offset by $4.7 million in lower trade receivables resulting from increased collections and the decline in sales and $0.7 million from accrued interest.

Net cash provided by operating activities of $27.2 million in the six months ended June 27, 2008 primarily consisted of net income of $19.8 million and adjustments for non-cash items of $12.4 million offset cash provided by working capital items of $5.2 million. Adjustments for non-cash items primarily consisted of $8.2 million in depreciation and amortization of property, equipment and intangible assets, $2.4 million in share-based compensation, $2.3 million in bad debt expense and $0.6 million in amortization of debt issuance costs offset by $1.0 million in deferred income taxes. The cash provided by working capital items primarily consisted of $31.1 million from increased trade payables balances as a result of increased inventory levels and the timing of purchases and related payments, $1.7 million from decreased prepaid expenses and other current assets primarily from the collection of rebates from vendors and $0.8 million from the increase in income taxes. These items were partially offset by $15.5 million in higher trade receivables resulting from increase in sales, $19.5 million increased inventory levels to stock $7.0 million of inventory in our west coast NDC in Salt Lake City, Utah, and temporarily increase general inventory levels by another $9.2 million to prepare for the busier summer months as well as prepare against the possibility of a potential west coast port strike, and $3.8 million from decreased accrued expenses and other current liabilities primarily from lower accrued compensation and related benefits at period-end.

Investing Activities. Net cash used in investing activities was $6.1 million in the six months ended June 26, 2009 compared to net cash provided by investing activities of $30.5 million in the six months ended June 27, 2008.

Net cash used in investing activities in the six months ended June 26, 2009 was primarily attributable to capital expenditures made in the ordinary course of business of $5.7 million and $0.4 million in costs related to purchases of businesses, net of cash acquired.

Net cash provided by investing activities in the six months ended June 27, 2008 was attributable to net proceeds from sales and maturities of short-term investments of $44.6 million offset by capital expenditures made in the ordinary course of business of $13.5 million and $0.5 million in costs related to purchases of businesses, net of cash acquired.

Financing Activities. Net cash used in financing activities totaled $59.7 million in the six months ended June 26, 2009 compared to net cash used in financing activities of $2.9 million in the six months ended June 27, 2008.

Net cash used in financing activities in the six months ended June 26, 2009 was attributable to our repurchase of $36.4 million of our 8 1/8% senior subordinated notes at an average of 93.8% of par, or $34.2 million and our repayment of $26.3 million of borrowings on our credit facility and capital lease obligations offset by the net increase in purchase card payable of $0.7 million.

Net cash used in financing activities in the six months ended June 27, 2008 was attributable to our repayment of $2.3 million of borrowings on our credit facility and capital lease obligations, the net decrease in purchase card payable of $0.6 million and $0.8 million in treasury stock acquired via payments to satisfy minimum statutory tax withholding requirements offset by $0.7 million of proceeds from stock options exercised and excess tax benefits from share-based compensation.

Capital Expenditures

Capital expenditures were $5.7 million in the six months ended June 26, 2009 compared to $13.5 million in the six months ended June 27, 2008. In addition, during the six months ended June 26, 2009, we acquired $3.0 million of property through lease incentives. Capital expenditures as a percentage of sales were 1.1% in the six months ended June 26, 2009 compared to 2.3% in the six months ended June 27, 2008. The decrease in capital expenditures is the result of the higher than normal levels of capital expenditures incurred during the six months ended June 27, 2008 to upgrade our telecommunications network, the expansion of our distribution center network, the purchase of warehouse equipment and investments in our information technology systems necessary for the integration of our AmSan acquisition.

Credit Facility

Borrowings under the term loan and the delayed draw facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.75% or at the alternate base rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus 0.75%. Borrowings under the revolving credit facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.50% or at the alternate base rate plus 0.50%. As of June 26, 2009, the interest rate in effect with respect to the term loan and the delayed draw facility was 2.01% for the LIBOR option and 4.00% for the alternate base rate option. Outstanding letters of credit under the revolving credit facility are subject to a per annum fee equal to the applicable margin under the revolving credit facility. The interest rate margin is subject to pricing adjustments at the end of each fiscal quarter based on net total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the credit facility. The term loan and the delayed draw facility mature on June 23, 2013 and the revolving loan facility matures on June 23, 2012. Amounts under the term loan and the delayed draw facility are due and payable in quarterly installments equal to 1.0% of the original principal amount on an annual basis through June 23, 2013, with the balance payable in one final installment at the maturity date.

The bank credit facility, which is secured by substantially all of the assets of Interline New Jersey and is guaranteed by us and by the domestic subsidiaries of Interline New Jersey, contains affirmative, negative and financial covenants that limit Interline New Jersey’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain certain financial ratios as of the last day of each fiscal quarter, including a minimum ratio based on an adjusted consolidated EBITDA, as defined by the credit facility, to consolidated cash interest expense and a maximum ratio of net total indebtedness to an adjusted consolidated EBITDA, as defined by the credit facility. The maximum ratio of net total indebtedness to adjusted consolidated EBITDA, as defined by the credit facility, was 3.5. Interline New Jersey and the Company were in compliance with all covenants at June 26, 2009.

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

As of June 26, 2009, we had $26.0 million of availability under Interline New Jersey’s $100.0 million revolving credit facility after the limitation under the bank credit facility’s ratio of net total indebtedness to adjusted consolidated EBITDA, as defined by the credit facility. Prior to December 26, 2008, one of the financial institutions that support our revolving credit facility failed, effectively limiting the size of the current revolver commitment to $83.0 million. Also as of June 26, 2009, we had $69.4 million of total cash on hand (including $25.0 million to be netted against debt for purposes of covenant compliance).

We believe that cash and cash equivalents, cash flow from operations and available borrowing capacity under our credit facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the next twelve months.

Contractual Obligations

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 26, 2008 filed with the SEC. Except for the repurchase of $36.4 million of our 8 1/8% senior subordinated notes and repayment of $25.2 million of our term debt as discussed above and in Note 3 to our unaudited condensed consolidated financial statements, there have been no material changes to our contractual obligations since December 26, 2008. The following table sets forth our contractual obligations with respect to our 8 1/8% senior subordinated notes and term debt as of June 26, 2009 (in thousands):

		Less than	2 - 3	4 - 5	After 5
	Total	1 year	years	years	years

8 1/8% senior subordinated notes	$150,681	$—	$—	$150,681	$—
Term debt	189,225	—	—	189,225	—
	$339,906	$—	$—	$339,906	$—

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 26, 2008 filed with the SEC. During the three months ended June 26, 2009, there were no significant changes to any of our critical accounting policies.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1”). FSP 107-1 extends the disclosure requirements regarding the fair value of financial instruments under FAS 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. We adopted the provisions of FSP 107-1 for the interim period ended June 26, 2009. The adoption of FSP 107-1 did not have any impact on our financial position, results of operations and cash flows.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FAS 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events. We adopted the provisions of FAS 165 for the interim period ended June 26, 2009. The adoption of FAS 165 did not have any impact on our financial position, results of operations and cash flows.

Accounting Standards Not Yet Adopted

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental accounting principles generally accepted in the United States (“US GAAP”). The Codification is effective for interim and annual periods ending after September 15, 2009. After the Codification launch on July 1, 2009 only one level of authoritative US GAAP will exist, other than guidance issued by the SEC. All other accounting literature excluded from the Codification will be considered non-authoritative. While not intended to change US GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. We do not expect the adoption of the provisions of FAS 168 to have a material impact on our financial position, results of operations or cash flows. However, because the Codification completely replaces existing standards, it will affect the way US GAAP is referenced by us in our financial statements and accounting policies.

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

Interest Rate Risk

Our variable rate term debt is sensitive to changes in the general level of interest rates. As of June 26, 2009, the interest rate in effect with respect to our $189.2 million variable rate term debt was 2.01% for the LIBOR option and 4.00% for the alternate base rate option. While our variable rate term debt obligations expose us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance or results of operations. Based on the outstanding variable rate term debt as of June 26, 2009, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $0.9 million pre-tax change to our statement of operations for the six months ended June 26, 2009.

The fair market value of our fixed rate debt is subject to interest rate risk. As of June 26, 2009, the fair market value of our $150.7 million 8 1/8% senior subordinated notes was approximately $147.7 million or 98% of par.

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our exposure to risk from foreign currency exchange rates was not material as of June 26, 2009.

Derivative Financial Instruments

As of June 26, 2009, we did not have any interest rate swap exchange agreements, or swaps. Historically, we entered into derivative financial instruments from time to time, including interest rate exchange agreements, or swaps, to manage our exposure to fluctuations in interest rates on our debt. Under our former swap agreements, we paid a fixed rate on the notional amount to our banks and the banks paid us a variable rate on the notional amount equal to a base LIBOR rate.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 26, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 26, 2009, our disclosure controls and procedures were effective to (1) ensure that material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 26, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Shareholders (the “2009 Annual Meeting”) was held on Thursday, May 9, 2009. The matters submitted to our shareholders for approval at the 2009 Annual Meeting included (1) the election of three Class II members of the Board of Directors for a term of three years; and (2) a proposal to ratify the selection of Deloitte & Touche, LLP as independent registered public accounting firm for the fiscal year ending December 25, 2009.

As of March 10, 2009, the record date for the 2009 Annual Meeting, there were 32,561,360 shares issued, 32,449,946 shares outstanding and 32,430,746 shares entitled to vote at the 2008 Annual Meeting. There were 30,495,942 shares present in person or by proxy, which constitutes approximately 94 percent of the shares entitled to vote at the 2009 Annual Meeting.

The tabulation of the votes present in person or by proxy at the 2009 Annual Meeting with respect to the above matters was as follows:

Director Elections

Nominee	For	Withheld
Barry J. Goldstein	11,838,816	18,657,126
Charles W. Santoro	11,840,969	18,654,973
Drew T. Sawyer	11,826,983	18,668,959

The nominees for election to the board were elected to serve until the annual meeting in 2012, and until their respective successors are elected and qualified.

Those directors whose term of office continued after the Annual Meeting were as follows: Gideon Argov, Michael E. DeDomenico, John J. Gavin, Ernest K. Jacquet and Michael J. Grebe.

Approval to ratify the selection of Deloitte & Touche LLP

For	Against	Abstained
30,376,409	106,764	12,768

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

INTERLINE BRANDS, INC.
Registrant

Date: August 3, 2009	By:	/S/ THOMAS J. TOSSAVAINEN
Thomas J. Tossavainen
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)