Form 10-Q
period 2009-09-25
INTERLINE BRANDS, INC./DE
filed 2009-11-02
CIK 1292900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 001-32380

INTERLINE BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	03-0542659
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

701 San Marco Boulevard Jacksonville, Florida	32207
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 30, 2009, there were 32,459,000 shares of the registrant’s common stock outstanding (excluding 115,463 shares held in treasury), par value $0.01.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 25, 2009 AND DECEMBER 26, 2008

(in thousands, except share and per share data)

	September 25,	December 26,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$63,691	$62,724
Short-term investments	1,623	—
Accounts receivable - trade (net of allowance for doubtful accounts of $13,070 and $12,140)	141,290	139,522
Inventory	184,707	211,200
Prepaid income taxes	129	1,452
Prepaid expenses and other current assets	18,414	22,884
Deferred income taxes	16,001	19,010
Total current assets	425,855	456,792

Property and equipment, net	48,461	46,033
Goodwill	318,229	317,117
Other intangible assets, net	126,598	132,787
Other assets	8,673	10,119
Total assets	$927,816	$962,848

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$84,356	$68,255
Accrued expenses and other current liabilities	44,867	31,394
Accrued interest	3,466	1,072
Current portion of long-term debt	1,638	1,625
Capital lease - current	260	239
Total current liabilities	134,587	102,585

Long-Term Liabilities:
Deferred income taxes	39,854	37,210
Long-term debt, net of current portion	309,051	401,765
Capital lease - long-term	28	226
Other liabilities	835	989
Total liabilities	484,355	542,775
Commitments and contingencies
Senior preferred stock; $0.01 par value, 20,000,000 shares authorized; no shares outstanding as of September 25, 2009 and December 26, 2008	—	—

Shareholders’ Equity:
Common stock; $0.01 par value, 100,000,000 authorized; 32,574,463 issued and 32,459,156 outstanding as of September 25, 2009 and 32,561,360 issued and 32,449,946 outstanding as of December 26, 2008	326	326
Additional paid-in capital	574,996	571,868
Accumulated deficit	(131,058)	(150,833)
Accumulated other comprehensive income	1,249	695
Treasury stock, at cost, 115,307 shares as of September 25, 2009 and 111,414 shares as of December 26, 2008	(2,052)	(1,983)
Total shareholders’ equity	443,461	420,073
Total liabilities and shareholders’ equity	$927,816	$962,848

See accompanying notes to condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 25, 2009 AND SEPTEMBER 26, 2008

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2009	2008	2009	2008

Net sales	$277,948	$317,504	$804,661	$918,079
Cost of sales	175,726	196,568	507,528	571,293
Gross profit	102,222	120,936	297,133	346,786

Operating Expenses:
Selling, general and administrative expenses	76,191	87,828	239,009	261,426
Depreciation and amortization	4,535	4,319	13,561	12,300
Total operating expense	80,726	92,147	252,570	273,726
Operating income	21,496	28,789	44,563	73,060

(Loss) Gain on extinguishment of debt, net	(248)	—	1,295	—
Interest expense	(4,577)	(7,054)	(14,673)	(21,800)
Interest and other income	554	710	1,284	2,113
Income before income taxes	17,225	22,445	32,469	53,373
Income tax provision	6,794	8,709	12,694	19,788
Net income	$10,431	$13,736	$19,775	$33,585

Earnings Per Share:
Basic	$0.32	$0.42	$0.61	$1.04
Diluted	$0.32	$0.42	$0.60	$1.03

Weighted-Average Shares Outstanding:
Basic	32,511,597	32,412,280	32,493,797	32,387,865
Diluted	33,070,041	32,553,518	32,826,466	32,618,370

See accompanying notes to condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 25, 2009 AND SEPTEMBER 26, 2008

(in thousands)

	Nine Months Ended
	September 25,	September 26,
	2009	2008
Cash Flows from Operating Activities:
Net income	$19,775	$33,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,169	12,695
Gain on extinguishment of debt, net of original issue discount	(2,165)	—
Write-off of debt issuance costs	870	—
Amortization of debt issuance costs	829	852
Amortization of discount on 8 1/8% senior subordinated notes	108	109
Write-off of deferred acquisition costs	672	—
Share-based compensation	3,075	2,994
Excess tax benefits from share-based compensation	(1)	(140)
Deferred income taxes	6,113	(667)
Provision for doubtful accounts	7,330	3,571
Loss on disposal of property and equipment	13	79

Changes in assets and liabilities which provided (used) cash:
Accounts receivable - trade	(8,959)	(16,230)
Inventory	26,720	(38,971)
Prepaid expenses and other current assets	4,478	1,703
Other assets	774	615
Accounts payable	16,061	8,428
Accrued expenses and other current liabilities	8,751	2,159
Accrued interest	2,394	4,144
Income taxes	1,321	513
Other liabilities	(145)	(1,394)
Net cash provided by operating activities	102,183	14,045
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(9,078)	(18,712)
Purchase of short-term investments	(1,830)	(35,531)
Proceeds from sales and maturities of short-term investments	203	82,121
Purchase of businesses, net of cash acquired	(381)	(10,330)
Net cash (used in) provided by investing activities	(11,086)	17,548
Cash Flows from Financing Activities:
Increase in purchase card payable, net	492	2,324
Repayment of term debt	(56,488)	(2,489)
Repayment of 8 1/8% senior subordinated notes	(34,157)	—
Payments on capital lease obligations	(177)	(164)
Proceeds from stock options exercised	17	611
Excess tax benefits from share-based compensation	1	140
Treasury stock acquired to satisfy minimum statutory tax withholding requirements	(34)	(808)
Net cash used in financing activities	(90,346)	(386)
Effect of exchange rate changes on cash and cash equivalents	216	(70)
Net increase in cash and cash equivalents	967	31,137
Cash and cash equivalents at beginning of period	62,724	4,975
Cash and cash equivalents at end of period	$63,691	$36,112

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$11,278	$16,823
Income taxes, net of refunds	$5,371	$21,124

Schedule of Non-Cash Investing Activities:
Property acquired through lease incentives	$3,009	$—
Adjustments to liabilities assumed and goodwill on businesses acquired	$732	$—

See accompanying notes to condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 25, 2009 AND SEPTEMBER 26, 2008

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

Fair Value of Financial Instruments

The Company, in accordance with accounting principles generally accepted in the United States (“US GAAP”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. US GAAP requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

The Company’s short-term investments, which are classified as available-for-sale, are comprised of pre-refunded municipal bonds. Pre-refunded municipal bonds are bonds that are refinanced by the issuer and remain outstanding in the marketplace until a specific call date or maturity date is reached. Pre-refunded municipal bonds are secured by U.S. Treasury securities placed in an irrevocable escrow account. As of September 25, 2009, all of the Company’s pre-refunded municipal bonds have contractual maturities of less than one year. The fair value of the pre-refunded municipal bonds is determined by quoted market prices as they are publicly traded. The following table shows the fair value of the Company’s short-term investments as of September 25, 2009 (in thousands):

Description	Cost	Fair Value Using Quoted Prices in Active Markets (Level 1)
Pre-refunded municipal bonds	$1,623	$1,623
	$1,623	$1,623

The fair value of term debt approximates the carrying amount because it bears interest at variable rates. The fair value of the 8 1/8% senior subordinated notes is determined by quoted market prices as they are publicly traded.

Subsequent Events

The Company evaluated events and transactions that occurred during the period from September 25, 2009, the date of the balance sheet, through November 2, 2009, the date the unaudited interim condensed financial statements were issued, for potential recognition or disclosure in the accompanying unaudited interim condensed consolidated financial statements and did not identify any that should be recognized or disclosed.

Segment Information

The Company has one operating segment and one reportable segment, the distribution of MRO products.

The Company’s net sales for the three and nine months ended September 25, 2009 and September 26, 2008 by product category were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
Product Category	2009	2008	2009	2008
Janitorial and sanitary	$80,546	$80,328	$229,105	$225,423
Plumbing	71,379	86,361	218,418	263,508
Heating, ventilation and air conditioning	33,891	36,830	86,139	96,638
Electrical and lighting	22,811	28,575	66,232	86,453
Appliances and parts	17,954	18,733	49,030	52,721
Security	13,449	15,876	39,502	47,350
Hardware and tools	12,885	13,970	37,140	40,996
Other	25,033	36,831	79,095	104,990
Total	$277,948	$317,504	$804,661	$918,079

Recently Adopted Accounting Standards

Effective December 27, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10-65, Fair Value Measurements and Disclosures: Transition related to FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (formerly FASB Staff Position 157-2, Effective Date of FASB Statement No. 157). ASC 820-10-65 amends prior guidance to defer the effective date of fair value measurements and disclosures for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of ASC 820-10-65 did not have any impact on the Company’s financial position, results of operations and cash flows.

Effective December 27, 2008, the Company adopted ASC 805-10, Business Combinations (formerly FASB Statement No. 141 (revised 2007), Business Combinations). ASC 805-10 replaces prior guidance on business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. ASC 805-10 also establishes disclosure requirements that enable users to evaluate the nature and financial effects of the business combination. As a result of the adoption of, and in accordance with ASC 805-10, the Company expensed $0.7 million in deferred acquisition costs during the three months ended March 27, 2009, which are included as part of selling, general and administrative expense.

Effective December 27, 2008, the Company adopted ASC 810-10-65, Consolidation: Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (formerly FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51). ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810-10-65 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810-10-65 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The adoption of ASC 810-10-65 did not have any impact on the Company’s financial position, results of operations and cash flows.

Effective December 27, 2008, the Company adopted ASC 815-10-65, Derivatives and Hedging: Transition and Effective Date Related to FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (formerly FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities). ASC 815-10-65 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The adoption of ASC 815-10-65 did not have any impact on the Company’s financial position, results of operations and cash flows.

In April 2009, the FASB issued ASC 825-10-65, Financial Instruments: Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (formerly FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). ASC 825-10-65 extends the disclosure requirements regarding the fair value of financial instruments to interim financial statements of publicly traded companies. The Company adopted the provisions of ASC 825-10-65 for the interim period ended June 26, 2009. The adoption of ASC 825-10-65 did not have any impact on the Company’s financial position, results of operations and cash flows.

In May 2009, the FASB issued ASC 855-10, Subsequent Events (formerly FASB Statement No. 165, Subsequent Events). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855-10 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 also requires disclosure of the date through which an entity has evaluated subsequent events. The Company adopted the provisions of ASC 855-10 for the interim period ended June 26, 2009. The adoption of ASC 855-10 did not have any impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Standards (formerly FASB Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162). ASC105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of US GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. After the Codification launch on July 1, 2009, only one level of authoritative US GAAP exists, other than guidance issued by the SEC. All other accounting literature excluded from the Codification is considered non-authoritative. While not intended to change US GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. The Company adopted the provisions of ASC 105-10 for the interim period ended September 25, 2009. The adoption of the provisions of ASC 105-10 did not have a material impact on the Company’s financial position, results of operations or cash flows. However, because the Codification completely replaces existing standards, it affects the way US GAAP is referenced by the Company in its financial statements and accounting policies.

Accounting Standards Not Yet Adopted

In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167). FAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 is effective for periods beginning after November 15, 2009. The provisions of FAS 167 will not have any impact on the Company’s financial position, results or operations or cash flows.

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

The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Balance at December 26, 2008	Charged to Expense(1)	Deductions(2)	Balance at September 25, 2009
$12,140	$7,330	$(6,400)	$13,070

(1)          Provision for doubtful accounts includes $3.0 million associated with a customer seeking Chapter 11 bankruptcy protection in March 2009.

(2)          Accounts receivable written-off as uncollectible, net of recoveries.

3.             DEBT

During the three months ended March 27, 2009, the Company repurchased $36.4 million of its 8 1/8% senior subordinated notes at an average of 93.8% of par, or $34.2 million. In connection with the repurchase of the 8 1/8% senior subordinated notes, the Company recorded a gain on extinguishment of debt of $1.8 million net of $0.1 million and $0.4 million in original issue discount and deferred financing costs written-off, respectively. As of September 25, 2009, the fair market value of the $150.7 million of 8 1/8% senior subordinated notes was approximately $147.3 million, or 97.75% of par.

During the three and nine months ended September 25, 2009, the Company repaid $30.0 million and $55.2 million, respectively, of its term loan ahead of schedule. In connection with these payments, the Company recorded a loss on extinguishment of debt of $0.2 million and $0.5 million, respectively, associated with the write-off of deferred financing costs. As a result of these repayments of term debt, the Company is not required to make another principal payment until the debt matures in 2013.

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

5.             RESTRUCTURING AND ACQUISITION ACCRUALS

Restructuring Accruals

During the three months ended September 26, 2008, the Company began undertaking certain significant changes in its cost structure. These operational initiatives focus on reducing the Company’s overall operating cost structure. The Company took the following specific actions during the nine months ended September 25, 2009:

•                  reduced its workforce; and

•                  closed and consolidated certain facilities.

The restructuring charges related to these various initiatives, which are included as part of selling, general and administrative expenses, were $4.6 million during the nine months ended September 25, 2009. The following table summarizes the changes to accruals related to the Company’s restructuring, which are included in accrued expenses and other current liabilities (in thousands):

	Employee Separation Costs	Facility Closing and Other Costs	Total
Balance at December 26, 2008	$330	$844	$1,174
Provisions	1,065	3,576	4,641
Payments	(1,129)	(2,181)	(3,310)
Asset write-offs	—	(636)	(636)
Balance at September 25, 2009	$266	$1,603	$1,869

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

Acquisition Accruals

The following table summarizes the changes to accruals assumed in connection with the Company’s business combinations, which are included in accrued expenses and other current liabilities (in thousands):

	Employee Severance and Relocation	Facility Closing and Other Costs	Total
Balance at December 26, 2008	$95	$1,982	$2,077
Payments	—	(625)	(625)
Additions to reserve	—	1,176	1,176
Balance at September 25, 2009	$95	$2,533	$2,628

6.             EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock and participating securities outstanding during the period. Participating securities are unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid), such as deferred stock units.

Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock and participating securities outstanding during the period as adjusted for the potential dilutive effect of stock options and non-vested shares of restricted stock and restricted share units using the treasury stock method.

The following summarizes the shares of common stock used to calculate earnings per share including the potentially dilutive impact of stock options, restricted stock and restricted share units, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2009	2008	2009	2008
Weighted average shares outstanding - basic	32,511,597	32,412,280	32,493,797	32,387,865
Dilutive shares resulting from:
Stock options	256,724	46,038	115,929	136,512
Restricted stock	594	1,214	205	2,782
Restricted share units	301,126	93,986	216,535	91,211
Weighted average shares outstanding - diluted	33,070,041	32,553,518	32,826,466	32,618,370

During the three months ended September 25, 2009 and September 26, 2008, stock options to purchase 1,848,540 shares and 1,837,313 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive. During the nine months ended September 25, 2009 and September 26, 2008, stock options to purchase 2,998,537 shares and 1,823,099 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive.

7.             COMPREHENSIVE INCOME

Comprehensive income refers to revenues, expenses, gains and losses that under US GAAP are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The components of comprehensive income for the three and nine months ended September 25, 2009 and September 26, 2008 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2009	2008	2009	2008
Net income	$10,431	$13,736	$19,775	$33,585
Other comprehensive income (loss):
Amortization of unrecognized gain on employee benefits	3	3	9	9
Foreign currency translation	305	(116)	545	(275)
Total comprehensive income	$10,739	$13,623	$20,329	$33,319

8.             SHARE-BASED COMPENSATION

During the three months ended September 25, 2009 and September 26, 2008, share-based compensation expense was $1.1 million and $0.6 million, respectively. During the nine months ended September 25, 2009 and September 26, 2008, share-based compensation expense was $3.1 million and $3.0 million, respectively. As of September 25, 2009, there was $7.4 million of total unrecognized share-based compensation expense related to unvested share-based payment awards. The expense is expected to be recognized over a weighted-average period of 2.5 years.

During the three months ended September 25, 2009 and September 26, 2008, the Company did not grant any stock options. During the nine months ended September 25, 2009 and September 26, 2008, the Company granted 503,026 and 451,274 stock options, respectively, with a weighted-average grant date fair value of $3.46 and $6.65, respectively. The fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility is based on historical performance of the Company’s stock. The Company also considers historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant.

The Black-Scholes weighted-average assumptions were as follows:

	Nine Months Ended
	September 25,	September 26,
	2009	2008
Expected volatility	43.0%	33.6%
Expected dividends	0.0%	0.0%
Risk-free interest rate	2.1%	2.9%
Expected life (in years)	5.0	5.0

Stock options exercised during the three months ended September 25, 2009 were 1,150 with an intrinsic value of less than $0.1 million. There were no stock options exercised during the three months ended September 26, 2008. Stock options exercised during the nine months ended September 25, 2009 and September 26, 2008 were 1,150 and 38,595, respectively, with an intrinsic value of less than $0.1 million and $0.1 million, respectively.

A summary status of restricted stock, restricted share units and deferred stock units as of September 25, 2009 and changes during the nine months then ended is presented below:

	Restricted Stock		Restricted Share Units		Deferred Stock Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at December 26, 2008	19,200	$23.69	254,256	$17.82	42,060	$21.08
Granted	—	—	385,495	7.94	26,250	14.77
Vested	(2,550)	22.92	(9,500)	23.55	—	—
Forfeited	(1,550)	22.92	(17,744)	12.77	—	—
Outstanding at September 25, 2009	15,100	$23.90	612,507	$11.66	68,310	$18.66

Restricted stock vested during the nine months ended September 25, 2009 and September 26, 2008 were 2,550 and 57,082, respectively, with a fair value of less than $0.1 million and $1.1 million, respectively. Restricted share units vested during the nine months ended September 25, 2009 and September 26, 2008 were 9,500 and 93,376, respectively, with a fair value of $0.1 million and $1.8 million, respectively.

9.             INCOME TAXES

During the nine months ended September 25, 2009, the Company reduced the liability for unrecognized tax benefits related to certain state income tax matters as a result of favorable resolutions. Of the $0.2 million reduction, substantially all was related to gross unrecognized tax benefits and less than $0.1 million was related to interest and penalties. Of these amounts, $0.1 million reduced the Company’s effective tax rate.

A reconciliation of the gross beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 26, 2008	$320
Additions for tax positions taken during prior years	13
Settlements with taxing authorities	(176)
Balance at September 25, 2009	$157

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

The Parent Company is a holding company whose only asset is the stock of its subsidiaries. The Company conducts virtually all of its business operations through Interline New Jersey. Accordingly, the Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in Interline New Jersey that are derived from the earnings and cash flow generated by Interline New Jersey. Through September 25, 2009, no dividends have been paid.

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

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF SEPTEMBER 25, 2009

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$63,459	$232	$—	$63,691
Short-term investments	—	1,623	—	—	1,623
Accounts receivable - trade	—	137,653	3,637	—	141,290
Inventory	—	182,606	2,101	—	184,707
Intercompany receivable	—	—	129,089	(129,089)	—
Other current assets	—	32,284	190	2,070	34,544
Total current assets	—	417,625	135,249	(127,019)	425,855

Property and equipment, net	—	48,293	168	—	48,461
Goodwill	—	312,952	5,277	—	318,229
Other intangible assets, net	—	124,099	2,499	—	126,598
Investment in subsidiaries	443,461	147,532	—	(590,993)	—
Other assets	—	2,175	6,516	(18)	8,673
Total assets	$443,461	$1,052,676	$149,709	$(718,030)	$927,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$84,356	$—	$—	$84,356
Accrued expenses and other current liabilities	—	44,086	2,177	2,070	48,333
Intercompany payable	—	129,089	—	(129,089)	—
Debt and capital lease - short-term	—	1,898	—	—	1,898
Total current liabilities	—	259,429	2,177	(127,019)	134,587

Long-Term Liabilities:
Term debt and capital lease - long-term	—	309,079	—	—	309,079
Other liabilities	—	40,707	—	(18)	40,689
Total liabilities	—	609,215	2,177	(127,037)	484,355

Senior preferred stock	—	731,812	—	(731,812)	—

Shareholders’ equity (deficit)	443,461	(288,351)	147,532	140,819	443,461
Total liabilities and shareholders’ equity	$443,461	$1,052,676	$149,709	$(718,030)	$927,816

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 25, 2009

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$272,251	$5,697	$—	$277,948
Cost of sales	—	172,189	3,537	—	175,726
Gross profit	—	100,062	2,160	—	102,222

Operating Expenses:
Selling, general and administrative expenses	—	74,893	1,298	—	76,191
Depreciation and amortization	—	4,378	157	—	4,535
Equity earnings of subsidiaries	(17,225)	(3,237)	—	20,462	—
Total operating expense	(17,225)	76,034	1,455	20,462	80,726
Operating income	17,225	24,028	705	(20,462)	21,496

Loss on extinguishment of debt, net	—	(248)	—	—	(248)
Interest and other (expense) income, net	—	(4,912)	5,015	(4,126)	(4,023)
Income before income taxes	17,225	18,868	5,720	(24,588)	17,225
Income tax provision	6,794	4,735	2,059	(6,794)	6,794
Net income	10,431	14,133	3,661	(17,794)	10,431
Preferred stock dividends	—	(24,682)	—	24,682	—
Net income (loss) attributable to common shareholders	$10,431	$(10,549)	$3,661	$6,888	$10,431

(1)          The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 26, 2008

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$242,807	$74,697	$—	$317,504
Cost of sales	—	149,412	47,156	—	196,568
Gross profit	—	93,395	27,541	—	120,936

Operating Expenses:
Selling, general and administrative expenses	—	73,055	14,773	—	87,828
Depreciation and amortization	—	3,642	677	—	4,319
Equity earnings of subsidiaries	(22,445)	(9,168)	—	31,613	—
Total operating expense	(22,445)	67,529	15,450	31,613	92,147
Operating income	22,445	25,866	12,091	(31,613)	28,789

Interest and other (expense) income, net	—	(5,252)	(533)	(559)	(6,344)
Income before income taxes	22,445	20,614	11,558	(32,172)	22,445
Income tax provision	8,709	4,601	4,108	(8,709)	8,709
Net income	13,736	16,013	7,450	(23,463)	13,736
Preferred stock dividends	—	(21,516)	—	21,516	—
Net income (loss) attributable to common shareholders	$13,736	$(5,503)	$7,450	$(1,947)	$13,736

(1)          The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2009

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$790,707	$13,954	$—	$804,661
Cost of sales	—	498,686	8,842	—	507,528
Gross profit	—	292,021	5,112	—	297,133

Operating Expenses:
Selling, general and administrative expenses	—	235,363	3,646	—	239,009
Depreciation and amortization	—	13,075	486	—	13,561
Equity earnings of subsidiaries	(32,469)	(9,241)	—	41,710	—
Total operating expense	(32,469)	239,197	4,132	41,710	252,570
Operating income	32,469	52,824	980	(41,710)	44,563

Gain on extinguishment of debt, net	—	1,295	—	—	1,295
Interest and other (expense) income, net	—	(16,046)	14,691	(12,034)	(13,389)
Income before income taxes	32,469	38,073	15,671	(53,744)	32,469
Income tax provision	12,694	7,317	5,377	(12,694)	12,694
Net income	19,775	30,756	10,294	(41,050)	19,775
Preferred stock dividends	—	(71,576)	—	71,576	—
Net income (loss) attributable to common shareholders	$19,775	$(40,820)	$10,294	$30,526	$19,775

(1)          The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2008

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$707,703	$210,376	$—	$918,079
Cost of sales	—	439,266	132,027	—	571,293
Gross profit	—	268,437	78,349	—	346,786

Operating Expenses:
Selling, general and administrative expenses	—	217,668	43,758	—	261,426
Depreciation and amortization	—	10,295	2,005	—	12,300
Equity earnings of subsidiaries	(53,373)	(18,128)	—	71,501	—
Total operating expense	(53,373)	209,835	45,763	71,501	273,726
Operating income	53,373	58,602	32,586	(71,501)	73,060

Interest and other (expense) income, net	—	(16,262)	(2,236)	(1,189)	(19,687)
Income before income taxes	53,373	42,340	30,350	(72,690)	53,373
Income tax provision	19,788	8,755	11,033	(19,788)	19,788
Net income	33,585	33,585	19,317	(52,902)	33,585
Preferred stock dividends	—	(62,397)	—	62,397	—
Net income (loss) attributable to common shareholders	$33,585	$(28,812)	$19,317	$9,495	$33,585

(1)          The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2009

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$—	$105,297	$(3,114)	$—	$102,183
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(8,991)	(87)	—	(9,078)
Purchase of short-term investments	—	(1,830)	—	—	(1,830)
Proceeds from sales and maturities of short-term investments	—	203	—	—	203
Purchase of businesses, net of cash acquired	—	(381)	—	—	(381)
Other	—	(3,002)	—	3,002	—
Net cash (used in) provided by investing activities	—	(14,001)	(87)	3,002	(11,086)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	492	—	—	492
Repayment of debt and capital lease obligations	—	(56,665)	—	—	(56,665)
Repayment of 8 1/8% senior subordinated notes	—	(34,157)	—	—	(34,157)
Other	—	(16)	3,002	(3,002)	(16)
Net cash (used in) provided by financing activities	—	(90,346)	3,002	(3,002)	(90,346)
Effect of exchange rate changes on cash and cash equivalents	—	216	—	—	216
Net increase in cash and cash equivalents	—	1,166	(199)	—	967
Cash and cash equivalents at beginning of period	—	62,293	431	—	62,724
Cash and cash equivalents at end of period	$—	$63,459	$232	$—	$63,691

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

We market and sell our products primarily through twelve distinct and targeted brands, each of which is nationally recognized in the markets we serve for providing premium products at competitive prices with reliable same-day and/or next-day delivery. Our Wilmar, AmSan, Sexauer, Maintenance USA and Trayco brands generally serve our facilities maintenance customers; our Barnett, Copperfield, U.S. Lock, Sun Star and Leran brands generally serve our professional contractor customers; and our Hardware Express and AF Lighting brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of over 600 field sales representatives and over 350 inside sales and customer service representatives, a direct marketing program of approximately five million pieces annually, brand-specific websites and a national accounts sales program. We deliver our products through our network of two national distribution centers (“NDCs”), 59 regional distribution centers, 21 professional contractor showrooms located throughout the United States and Canada, 27 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks. Our broad distribution network allows us the ability to provide reliable, next-day delivery service to at least 98% of the U.S. population and same-day delivery service to most major metropolitan markets.

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

Results of Operations

The following table presents information derived from the condensed consolidated statements of earnings expressed as a percentage of revenues for the three and nine months ended September 25, 2009 and September 26, 2008:

	% of Net Sales		% Increase	% of Net Sales		% Increase
	Three Months Ended		(Decrease)	Nine Months Ended		(Decrease)
	September 25,	September 26,	2009	September 25,	September 26,	2009
	2009	2008	vs. 2008 (1)	2009	2008	vs. 2008 (1)

Net sales	100.0%	100.0%	(12.5)%	100.0%	100.0%	(12.4)%
Cost of sales	63.2	61.9	(10.6)	63.1	62.2	(11.2)
Gross profit	36.8	38.1	(15.5)	36.9	37.8	(14.3)

Operating Expenses:
Selling, general and administrative expenses	27.4	27.7	(13.2)	29.7	28.5	(8.6)
Depreciation and amortization	1.6	1.4	5.0	1.7	1.3	10.3
Total operating expense	29.0	29.0	(12.4)	31.4	29.8	(7.7)
Operating income	7.7	9.1	(25.3)	5.5	8.0	(39.0)

(Loss) Gain on extinguishment of debt, net	(0.1)	—	(100.0)	0.2	—	100.0
Interest expense	(1.6)	(2.2)	(35.1)	(1.8)	(2.4)	(32.7)
Interest income and other income	0.2	0.2	(22.0)	0.2	0.2	(39.2)
Income before income taxes	6.2	7.1	(23.3)	4.0	5.8	(39.2)
Income tax provision	(2.4)	(2.7)	(22.0)	(1.6)	(2.2)	(35.9)
Net income	3.8%	4.3%	(24.1)%	2.5%	3.7%	(41.1)%

(1)          Percent increase (decrease) represents the actual change as a percent of the prior year’s result.

Overview. During the three months ended September 25, 2009, our net sales declined 12.5%. We believe this decline is associated with the widely reported and prolonged general economic downturn. Demand from customers in our facilities maintenance end-markets, which make up 75% of our total sales and includes residential multi-family housing and institutional MRO customers, declined 6.2% during the third quarter of 2009 compared to the third quarter of 2008. Demand from our professional contractor and specialty distributor customers, which represent 15% and 10% of our total sales, respectively, declined 28.5% and 24.0%, respectively. Demand from these customers continues to be negatively impacted by recessionary declines in residential new construction and renovations activity.

Net income as a percentage of sales was 3.8% in the third quarter compared to 4.3% in the comparable prior year period. The decline in net income as a percent of sales is primarily a result of lower sales and lower gross margins. These declines were offset in part by lower interest expense associated with $105.8 million in lower debt balances compared to last year and a lower interest rate environment as well as the cost savings derived from operational initiatives such as cost containment and closings of underperforming professional contractor centers and the consolidation of certain distribution centers.

We are continuing to focus on keeping our operating costs low in the near term while continuing to invest in our operating platform for the long term. Accordingly, in addition to the operational initiatives such as headcount reductions, the closing of underperforming professional contractor showrooms and the consolidation of distribution centers, most of which have been completed, our plans include continued investments in the consolidation of our distribution network and in information technology solutions to optimize customer service.

Three Months Ended September 25, 2009 Compared to Three Months Ended September 26, 2008

Net Sales. Our net sales decreased by $39.6 million, or 12.5%, to $277.9 million in the three months ended September 25, 2009 from $317.5 million in the three months ended September 26, 2008. The decline in sales resulted from the net impact of a 6.2% decrease in sales to our facilities maintenance customers and a continued decline in sales to our professional contractor and specialty distributor customers of 28.5% and 24.0%, respectively. We expect sales to our facilities maintenance, professional contractor and specialty distributor end-markets to remain weak during the remainder of 2009 as the general economic downturn and credit crisis is expected to continue to affect our customers and demand in our end-markets.

Gross Profit. Gross profit decreased by $18.7 million, or 15.5%, to $102.2 million in the three months ended September 25, 2009 from $120.9 million in the three months ended September 26, 2008 as a direct result of the decrease in sales. Our gross profit margin decreased 130 basis points to 36.8% for the three months ended September 25, 2009 compared to 38.1% for the three months ended September 26, 2008. The decrease in gross margin is primarily due to heightened competition associated with the decrease in sales demand, a shift in sales mix across various product categories and costs associated with our NDC operations on a lower sales base.

Selling, General and Administrative Expenses. SG&A expenses decreased by $11.6 million, or 13.2%, to $76.2 million in the three months ended September 25, 2009 from $87.8 million in the three months ended September 26, 2008. As a percent of sales, SG&A decreased to 27.4% for the three months ended September 25, 2009 compared to 27.7% for the three months ended September 26, 2008. The decrease in SG&A expenses is primarily due to cost savings derived from the reduction in workforce during September of 2008 and the first quarter of 2009, the closing of underperforming professional contractor centers and the consolidation of certain distribution centers during the last six months of 2008 and the first nine months of 2009 and various efforts aimed at controlling costs. Accordingly, SG&A expenses for the three months ended September 26, 2008, included $2.1 million of costs associated with severance costs related to a reduction in workforce and closing of underperforming professional contractor centers as well as project expenses associated with the consolidation of certain distribution centers into our Auburn, Massachusetts, and Richmond, Virginia, locations.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.2 million to $4.5 million in the three months ended September 25, 2009 from $4.3 million in the three months ended September 26, 2008. As a percentage of sales, depreciation and amortization was 1.6% or 20 basis points higher than the 1.4% in the comparable prior year period. These increases were due to higher depreciation resulting from our higher capital spending during 2008 and 2009 associated with our information systems infrastructure and distribution center consolidation and integration efforts and our Eagle Maintenance Supply, Inc. acquisition in the third quarter of 2008.

Operating Income. As a result of the foregoing, operating income decreased by $7.3 million, or 25.3%, to $21.5 million in the three months ended September 25, 2009 from $28.8 million in the three months ended September 26, 2008. As a percent of sales, operating income decreased to 7.7% in the three months ended September 25, 2009 compared to 9.1% in the three months ended September 26, 2008.

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $0.2 million in the three months ended September 25, 2009. During the three months ended September 25, 2009, we repaid $30.0 million of our term loan ahead of schedule. In connection with the term loan payment, we recorded a loss on extinguishment of debt of $0.2 million associated with the write-off of deferred financing costs. We did not extinguish debt in the three months ended September 26, 2008.

Interest Expense. Interest expense decreased by $2.5 million in the three months ended September 25, 2009 to $4.6 million from $7.1 million in the three months ended September 26, 2008. This decrease was primarily due to $105.8 million in lower debt balances outstanding compared to last year associated with the repayments of our term loan and the repurchase of our 8 1/8% senior subordinated notes and lower interest rates.

Interest and Other Income. Interest and other income decreased $0.2 million to $0.6 million in the three months ended September 25, 2009 compared to $0.7 million in the three months ended September 26, 2008. The decrease was primarily attributable to lower interest income earned resulting from lower interest rates and lower short-term investment balances.

Provision for Income Taxes. The effective tax rate for the three months ended September 25, 2009 was 39.4% compared to 38.8% for the three months ended September 26, 2008. The increase in the effective tax rate was primarily due to an increase in state taxes and a relative increase of non-deductible expenses as a percent of taxable income.

Nine Months Ended September 25, 2009 Compared to Nine Months Ended September 26, 2008

Net Sales. Our net sales decreased by $113.4 million, or 12.4%, to $804.7 million in the nine months ended September 25, 2009 from $918.1 million in the nine months ended September 26, 2008. The decline in sales resulted from the net impact of a 7.0% decrease in sales to our facilities maintenance customers and a continued decline in sales to our professional contractor and specialty distributor customers of 26.9% and 19.7%, respectively. We expect sales to our facilities maintenance, professional contractor and specialty distributor end-markets to remain weak during the remainder of 2009 as the general economic downturn and credit crisis is expected to continue to affect our customers and demand in our end-markets.

Gross Profit. Gross profit decreased by $49.7 million, or 14.3%, to $297.1 million in the nine months ended September 25, 2009 from $346.8 million in the nine months ended September 26, 2008 as a direct result of the decrease in sales. Our gross profit margin decreased 90 basis points to 36.9% for the nine months ended September 25, 2009 compared to 37.8% for the nine months ended September 26, 2008. The decrease in gross margin is primarily due to heightened competition associated with the decrease in sales demand, a shift in sales mix across various product categories and higher costs associated with opening our new NDC on the west coast.

Selling, General and Administrative Expenses. SG&A expenses decreased by $22.4 million, or 8.6%, to $239.0 million in the nine months ended September 25, 2009 from $261.4 million in the nine months ended September 26, 2008. As a percent of sales, SG&A increased to 29.7% for the nine months ended September 25, 2009 compared to 28.5% for the nine months ended September 26, 2008. The increase in SG&A expenses as a percent of sales is primarily due to $3.8 million in increased bad debt expense primarily associated with a customer seeking Chapter 11 bankruptcy protection in March, $4.6 million in severance and distribution center closing costs associated with our previously discussed operational initiatives, such as headcount reductions, consolidation of certain distribution centers and closing of underperforming professional contractor centers and the write-off of $0.7 million in deferred acquisition costs due to the adoption of a new accounting standard on business combinations. We have increased our accounts receivable reserve to adjust for higher levels of risk in our portfolio stemming from an unprecedented market environment. These costs were partially offset by the cost savings derived from the reduction in workforce in the fourth quarter of 2008 and the first quarter of 2009, the closing of underperforming professional contractor centers and the consolidation of certain distribution centers during the last nine months of 2008 and the first nine months of 2009 and various efforts aimed at controlling costs. Accordingly, SG&A expenses for the three months ended September 26, 2008, included $2.1 million of costs associated with severance costs related to a reduction in workforce and closing of underperforming professional contractor centers as well as project expenses associated with the consolidation of certain distribution centers into our Auburn, Massachusetts, and Richmond, Virginia, locations.

Depreciation and Amortization. Depreciation and amortization expense increased by $1.3 million to $13.6 million in the nine months ended September 25, 2009 from $12.3 million in the nine months ended September 26, 2008. As a percentage of sales, depreciation and amortization was 1.7% or 40 basis points higher than the 1.3% in the comparable prior year period. These increases were due to higher depreciation resulting from higher capital spending during 2008 associated with our information systems infrastructure and distribution center consolidation and integration efforts and our Eagle Maintenance Supply, Inc. acquisition in the third quarter of 2008.

Operating Income. As a result of the foregoing, operating income decreased by $28.5 million, or 39.0%, to $44.6 million in the nine months ended September 25, 2009 from $73.1 million in the nine months ended September 26, 2008. As a percent of sales, operating income decreased to 5.5% in the nine months ended September 25, 2009 compared to 8.0% in the nine months ended September 26, 2008.

Gain on Extinguishment of Debt. Gain on extinguishment of debt was $1.3 million in the nine months ended September 25, 2009. During the nine months ended September 25, 2009, we repurchased $36.4 million of our 8 1/8% senior subordinated notes at an average of 93.8% of par, or $34.2 million. In addition, we repaid $55.2 million of our term loan ahead of schedule. In connection with the repurchase of our 8 1/8% senior subordinated notes and the term loan payment, we recorded a gain on extinguishment of debt of $1.3 million net of $0.1 million and $0.9 million in original issue discount and deferred financing costs written-off, respectively. We did not extinguish debt in the nine months ended September 26, 2008.

Interest Expense. Interest expense decreased by $7.1 million in the nine months ended September 25, 2009 to $14.7 million from $21.8 million in the nine months ended September 26, 2008. This decrease was primarily due to $105.8 million in lower debt balances outstanding compared to last year associated with the repayment of our term loan and the repurchase of our 8 1/8% senior subordinated notes and lower interest rates.

Interest and Other Income. Interest and other income decreased $0.8 million to $1.3 million in the nine months ended September 25, 2009 compared to $2.1 million in the nine months ended September 26, 2008. The decrease was primarily attributable to lower interest income earned resulting from lower interest rates and lower short-term investment balances.

Provision for Income Taxes. The effective tax rate for the nine months ended September 25, 2009 was 39.1% compared to 37.1% for the nine months ended September 26, 2008. The increase in the effective tax rate was primarily due to the decrease in a liability associated with previously unrecognized tax benefits partially offset by an increase in state taxes. During the nine months ended September 25, 2009 and September 26, 2008, we obtained resolution related to uncertain state tax positions and accordingly we adjusted the accrual previously established. As such, we made the appropriate adjustments, of which $0.1 million and $0.8 million favorably impacted our effective tax rate for the nine months ended September 25, 2009 and September 26, 2008, respectively.

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

We have outstanding $150.7 million of 8 1/8% senior subordinated notes due 2014 and we have a $330.0 million bank credit facility. The 8 1/8% senior subordinated notes mature on June 15, 2014 and interest is payable on June 15 and December 15 of each year. As of September 25, 2009, the 8 1/8% senior subordinated notes had an estimated fair market value of $147.3 million, or 97.75% of par. The bank credit facility consists of a $230.0 million 7-year term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit. As of September 25, 2009, Interline New Jersey had $8.5 million of letters of credit issued under the revolving loan facility and $159.2 million of aggregate principal outstanding under the term loan facility.

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

Financial Condition

Working capital decreased by $62.9 million to $291.3 million as of September 25, 2009 from $354.2 million as of December 26, 2008. The decrease in working capital generated cash flows from operating activities which was used to fund day-to-day operations and pay down debt.

Cash Flow

Operating Activities. Net cash provided by operating activities was $102.2 million in the nine months ended September 25, 2009 compared to net cash provided by operating activities of $14.0 million in the nine months ended September 26, 2008.

Net cash provided by operating activities of $102.2 million in the nine months ended September 25, 2009 primarily consisted of net income of $19.8 million, adjustments for non-cash items of $31.0 million and cash provided by working capital items of $50.8 million. Adjustments for non-cash items primarily consisted of $14.2 million in depreciation and amortization of property, equipment and intangible assets, $7.3 million in bad debt expense, $6.1 million in deferred income taxes, $3.1 million in share-based compensation, $0.8 million in amortization of debt issuance costs and the write-off of $0.7 million in deferred acquisition costs due to the adoption of a new accounting standard on business combinations offset by $1.3 million in net gain from the repurchase of $36.4 million of our 8 1/8% senior subordinated notes and the repayment of $55.2 million of our term debt. The cash provided by working capital items primarily consisted of $26.7 million from decreased inventory levels as a result of decreased purchases associated with lower demand, $16.1 million from increased trade payables balances as a result of the timing of purchases and related payments, $8.8 million from accrued expenses arising from the timing of the payment of certain expenses primarily from severance and distribution center closing costs associated with our previously discussed operational initiatives, such as headcount reductions, consolidation of certain distribution centers and closing of underperforming professional contractor centers as well as higher accrued compensation and related benefits at period-end, $4.5 million from decreased prepaid expenses and other current assets primarily from the collection of rebates from vendors, $1.3 million from the increase in income taxes and $2.4 million from timing of interest payments. These items were partially offset by $9.0 million in higher trade receivables resulting from increased sales activity during the three months ended September 25, 2009 compared to the three months ended December 26, 2008.

Net cash provided by operating activities of $14.0 million in the nine months ended September 26, 2008 primarily consisted of net income of $33.6 million and adjustments for non-cash items of $19.5 million offset by cash used in working capital items of $38.3 million. Adjustments for non-cash items primarily consisted of $12.7 million in depreciation and amortization of property, equipment and intangible assets, $3.0 million in share-based compensation, $3.6 million in bad debt expense and $0.9 million in amortization of debt issuance costs offset by $0.7 million in deferred income taxes. The cash used in working capital items primarily consisted of $39.0 million increased inventory levels to stock $12.7 million of inventory in our west coast NDC in Salt Lake City, Utah, $7.0 million to support our growing janitorial and sanitary product group and $2.9 million in other new MRO product offerings, and $16.2 million in higher trade receivables resulting from increased sales activity during the three months ended September 26, 2008 compared to the three months ended December 28, 2007. These items were partially offset by $8.4 million from increased trade payables balances as a result of increased inventory levels and the timing of purchases and related payments, $4.1 million from timing of interest payments, $2.2 million from increased accrued expenses and other current liabilities primarily from higher accrued compensation and related benefits at period-end, $1.7 million from decreased prepaid expenses and other current assets primarily from the collection of rebates from vendors and $0.5 million from the increase in income taxes.

Investing Activities. Net cash used in investing activities was $11.1 million in the nine months ended September 25, 2009 compared to net cash provided by investing activities of $17.5 million in the nine months ended September 26, 2008.

Net cash used in investing activities in the nine months ended September 25, 2009 was primarily attributable to capital expenditures associated with our distribution center consolidation projects as well as those made in the ordinary course of business of $9.1 million, net purchases of short-term investments of $1.6 million and $0.4 million in costs related to purchases of businesses, net of cash acquired.

Net cash provided by investing activities in the nine months ended September 26, 2008 was attributable to net proceeds from sales and maturities of short-term investments of $46.6 million offset by capital expenditures made in the ordinary course of business of $18.7 million and $10.3 million in costs related to purchases of businesses, net of cash acquired.

Financing Activities. Net cash used in financing activities totaled $90.3 million in the nine months ended September 25, 2009 compared to net cash used in financing activities of $0.4 million in the nine months ended September 26, 2008.

Net cash used in financing activities in the nine months ended September 25, 2009 was attributable to our debt reduction of $90.8 million primarily comprised of our repurchase of $36.4 million of our 8 1/8% senior subordinated notes at an average of 93.8% of par, or $34.2 million and our repayment of $56.7 million of borrowings on our term debt and capital lease obligations offset by the net increase in purchase card payable of $0.5 million.

Net cash used in financing activities in the nine months ended September 26, 2008 was attributable to our repayment of $2.7 million of borrowings on our term debt and capital lease obligations and $0.8 million in treasury stock acquired via payments to satisfy minimum statutory tax withholding requirements offset by the net increase in purchase card payable of $2.3 million and $0.8 million of proceeds from stock options exercised and excess tax benefits from share-based compensation.

Capital Expenditures

Capital expenditures were $9.1 million in the nine months ended September 25, 2009 compared to $18.7 million in the nine months ended September 26, 2008. In addition, during the nine months ended September 25, 2009, we acquired $3.0 million of property through lease incentives. Capital expenditures as a percentage of sales were 1.1% in the nine months ended September 25, 2009 compared to 2.0% in the nine months ended September 26, 2008. The decrease in capital expenditures is the result of the higher than normal levels of capital expenditures incurred during the nine months ended September 26, 2008 to upgrade our telecommunications network, the expansion of our distribution center network, the purchase of warehouse equipment and investments in our information technology systems necessary for the integration of our AmSan acquisition.

Credit Facility

Borrowings under the term loan and the delayed draw facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.75% or at the alternate base rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus 0.75%. Borrowings under the revolving credit facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.75% or at the alternate base rate plus 0.50%. As of September 25, 2009, the weighted average interest rate in effect with respect to the term loan and the delayed draw facility was 2.03% for the LIBOR option and 4.00% for the alternate base rate option. Outstanding letters of credit under the revolving credit facility are subject to a per annum fee equal to the applicable margin under the revolving credit facility. The interest rate spread is subject to a pricing grid that is based on the ratio of net total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the credit facility. The term loan and the delayed draw facility mature on June 23, 2013 and the revolving loan facility matures on June 23, 2012. In accordance with the terms of our credit facility, amounts under the term loan and the delayed draw facility are due and payable in quarterly installments equal to 1.0% of the original principal amount on an annual basis through June 23, 2013, with the balance payable in one final installment at the maturity date. As a result of our repayments of borrowings on our term debt, we are not required to make another principal payment until the debt matures in 2013.

The bank credit facility, which is secured by substantially all of the assets of Interline New Jersey and is guaranteed by us and by the domestic subsidiaries of Interline New Jersey, contains affirmative, negative and financial covenants that limit Interline New Jersey’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain certain financial ratios as of the last day of each fiscal quarter, including a minimum ratio based on an adjusted consolidated EBITDA, as defined by the credit facility, to consolidated cash interest expense and a maximum ratio of net total indebtedness to an adjusted consolidated EBITDA, as defined by the credit facility. The maximum ratio of net total indebtedness to adjusted consolidated EBITDA, as defined by the credit facility, was 3.5 times. Interline New Jersey and the Company were in compliance with all covenants at September 25, 2009.

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

As of September 25, 2009, we had $31.8 million of availability under Interline New Jersey’s $100.0 million revolving credit facility after the limitation under the bank credit facility’s ratio of net total indebtedness to adjusted consolidated EBITDA, as defined by the credit facility. Prior to December 26, 2008, one of the financial institutions that support our revolving credit facility failed, effectively limiting the size of the revolver commitment to $83.0 million. In the fourth quarter of 2009, that institution’s commitment was assigned to another lender. As a result, our current revolver commitment is again $100.0 million. As of September 25, 2009, we had $65.3 million of total cash on hand and permitted investments (including $25.0 million to be netted against debt for purposes of covenant compliance).

We believe that cash and cash equivalents, cash flow from operations and available borrowing capacity under our credit facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the next twelve months.

Contractual Obligations

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 26, 2008 filed with the SEC. Except for the repurchase of $36.4 million of our 8 1/8% senior subordinated notes and repayment of $55.2 million of our term debt as discussed above and in Note 3 to our unaudited condensed consolidated financial statements, there have been no material changes to our contractual obligations since December 26, 2008.

The following table sets forth our contractual obligations with respect to our 8 1/8% senior subordinated notes and term debt as of September 25, 2009 (in thousands):

		Less than	2 - 3	4 - 5	After 5
	Total	1 year	years	years	years

8 1/8% senior subordinated notes	$150,681	$—	$—	$150,681	$—
Term debt	160,863	1,638	—	159,225	—
	$311,544	$1,638	$—	$309,906	$—

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 26, 2008 filed with the SEC. During the three months ended September 25, 2009, there were no significant changes to any of our critical accounting policies.

Recently Adopted Accounting Standards

Effective December 27, 2008, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10-65, Fair Value Measurements and Disclosures: Transition related to FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (formerly FASB Staff Position 157-2, Effective Date of FASB Statement No. 157). ASC 820-10-65 amends prior guidance to defer the effective date of fair value measurements and disclosures for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of ASC 820-10-65 did not have any impact on our financial position, results of operations and cash flows.

Effective December 27, 2008, we adopted ASC 805-10, Business Combinations (formerly FASB Statement No. 141 (revised 2007), Business Combinations). ASC 805-10 replaces prior guidance on business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. ASC 805-10 also establishes disclosure requirements that enable users to evaluate the nature and financial effects of the business combination. As a result of the adoption of, and in accordance with ASC 805-10, we expensed $0.7 million in deferred acquisition costs during the three months ended March 27, 2009, which are included as part of selling, general and administrative expense.

Effective December 27, 2008, we adopted ASC 810-10-65, Consolidation: Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (formerly FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51). ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810-10-65 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810-10-65 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The adoption of ASC 810-10-65 did not have any impact on our financial position, results of operations and cash flows.

Effective December 27, 2008, we adopted ASC 815-10-65, Derivatives and Hedging: Transition and Effective Date Related to FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (formerly FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133). ASC 815-10-65 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The adoption of ASC 815-10-65 did not have any impact on our financial position, results of operations and cash flows.

In April 2009, the FASB issued ASC 825-10-65, Financial Instruments: Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (formerly FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). ASC 825-10-65 extends the disclosure requirements regarding the fair value of financial instruments to interim financial statements of publicly traded companies. We adopted the provisions of ASC 825-10-65 for the interim period ended June 26, 2009. The adoption of ASC 825-10-65 did not have any impact on our financial position, results of operations and cash flows.

In May 2009, the FASB issued ASC 855-10, Subsequent Events (formerly FASB Statement No. 165, Subsequent Events). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855-10 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 also requires disclosure of the date through which an entity has evaluated subsequent events. We adopted the provisions of ASC 855-10 for the interim period ended June 26, 2009. The adoption of ASC 855-10 did not have any impact on our financial position, results of operations and cash flows.

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Standards (formerly FASB Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental accounting principles generally accepted in the United States (“US GAAP”). The Codification is effective for interim and annual periods ending after September 15, 2009. After the Codification launch on July 1, 2009 only one level of authoritative US GAAP exists, other than guidance issued by the SEC. All other accounting literature excluded from the Codification is considered non-authoritative. While not intended to change US GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. We adopted the provisions of ASC 105-10 for the interim period ended September 25, 2009. The adoption of the provisions of ASC 105-10 did not have a material impact on our financial position, results of operations or cash flows. However, because the Codification completely replaces existing standards, it affects the way US GAAP is referenced by us in our financial statements and accounting policies.

Accounting Standards Not Yet Adopted

In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167). FAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 is effective for periods beginning after November 15, 2009. The provisions of FAS 167 will not have any impact on our financial position, results or operations or cash flows.

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

Interest Rate Risk

Our variable rate term debt is sensitive to changes in the general level of interest rates. As of September 25, 2009, the weighted average interest rate in effect with respect to our $159.2 million variable rate term debt was 2.03% for the LIBOR option and 4.00% for the alternate base rate option. While our variable rate term debt obligations expose us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance or results of operations. Based on the outstanding variable rate term debt as of September 25, 2009, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $1.2 million pre-tax change to our statement of operations for the nine months ended September 25, 2009.

The fair market value of our fixed rate debt is subject to interest rate risk. As of September 25, 2009, the fair market value of our $150.7 million 8 1/8% senior subordinated notes was approximately $147.3 million, or 97.75% of par.

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our exposure to risk from foreign currency exchange rates was not material as of September 25, 2009.

Derivative Financial Instruments

As of September 25, 2009, we did not have any interest rate swap exchange agreements, or swaps. Historically, we entered into derivative financial instruments from time to time, including interest rate exchange agreements, or swaps, to manage our exposure to fluctuations in interest rates on our debt. Under our former swap agreements, we paid a fixed rate on the notional amount to our banks and the banks paid us a variable rate on the notional amount equal to a base LIBOR rate.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 25, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 25, 2009, our disclosure controls and procedures were effective to (1) ensure that material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 25, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

The following table summarizes repurchases of our stock during the three months ended September 25, 2009, comprising entirely of (i) shares sold to us to satisfy employee tax withholding obligations that arose upon the vesting of restricted share units and restricted stock awards; and (ii) shares of unvested forfeited restricted stock awards returned to us:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2009
(June 27 — July 24)	1,598	$13.05	—	—
August 2009
(July 25 — August 21)	—	—	—	—
September 2009
(August 22 — September 25)	2,295	21.29	—	—
Total	3,893	$17.91	—	—

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

INTERLINE BRANDS, INC.
Registrant

Date: November 2, 2009	By:	/S/ THOMAS J. TOSSAVAINEN
Thomas J. Tossavainen
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)