Form 10-K
period 2009-12-25
INTERLINE BRANDS, INC./DE
filed 2010-02-23
CIK 1292900

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32380

INTERLINE BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0542659 (I.R.S. Employer Identification No.)
701 San Marco Boulevard, Jacksonville, Florida (Address of principal executive offices)	32207 (Zip Code)

(904) 421-1400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 26, 2009, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $447.7 million based on the closing sale price as reported on the New York Stock Exchange.

         As of February 23, 2010, there were 32,554,251 shares of the registrant's common stock outstanding (excluding 116,706 shares held in treasury), par value $0.01.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 6, 2010 is incorporated by reference in Part III of this Form 10-K.

ii

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

ITEM 1.    Business

Our Company

        We are a leading distributor and direct marketer of maintenance, repair and operations ("MRO") products. We have one operating segment, the distribution of MRO products. We stock approximately 100,000 MRO products in the following categories: appliances; cabinetry; electrical; floor coverings; gas; hardware; hearth and chimney; heating, ventilation and air conditioning ("HVAC"); janitorial and sanitary; lighting; paint and sundries; plumbing; pool; security; shop and office supplies; tools and equipment; window coverings; and other miscellaneous products. Our products are primarily used for the repair, maintenance, remodeling, refurbishment and construction of properties and non-industrial facilities.

        Our highly diverse customer base includes facilities maintenance customers, which consist of multi-family housing facilities, educational institutions, lodging and health care facilities, government properties and building service contractors; professional contractors who are primarily involved in the repair, remodeling and construction of residential and non-industrial facilities; and specialty distributors, including plumbing and hardware retailers. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

        We market and sell our products primarily through twelve distinct and targeted brands, each of which is recognized in the markets we serve for providing quality products at competitive prices with reliable same-day or next-day delivery. Wilmar, AmSan, Sexauer, Maintenance USA and Trayco brands generally serve our facilities maintenance customers; Barnett, Copperfield, U.S. Lock, SunStar and Leran brands generally serve our professional contractor customers; Hardware Express and AF Lighting brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, utilizes a single distribution platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of approximately 600 field sales representatives, approximately 350 telesales and customer service representatives, a direct marketing program of approximately five million pieces annually, brand-specific websites and a national accounts sales program.

        We deliver our products through our network of 59 distribution centers, 22 professional contractor showrooms and two national distribution centers ("NDCs") located throughout the United States,

Canada and Puerto Rico, 27 vendor-managed inventory locations at large professional contractor customer locations and a dedicated fleet of trucks. Our broad distribution network allows us the ability to provide reliable, next-day delivery service to 98% of the U.S. population and same-day delivery service to most major metropolitan markets.

        Our information technology and logistics platforms support our major business functions, allowing us to market and sell our products at varying price points depending on the customer's service requirements. While we market our products under a variety of brands, generally our brands draw from the same inventory within common distribution centers and share associated employee and transportation costs. In addition, we have centralized marketing, purchasing and catalog production operations to support our brands. We believe that our information technology and logistics platforms also benefit our customers by allowing us to offer a broad product selection at highly competitive prices while maintaining the unique customer appeal of each of our targeted brands. Overall, our common operating platform has enabled us to improve customer service, maintain lower operating costs, efficiently manage working capital and support our growth initiatives.

        In this document, unless otherwise indicated, "we," "us," "our" and the "Company" refer to Interline Brands, Inc., a Delaware corporation, and its consolidated subsidiaries; and "Interline New Jersey" refers to Interline Brands, Inc., a New Jersey corporation through which we conduct our business.

Strategy

        Our objective is to become the leading supplier of MRO products to our three principal end-markets: facilities maintenance, professional contractors and specialty distributors. In pursuing this objective, we plan to increase our net sales, earnings and return on invested capital by capitalizing on our information technology and logistics platforms to successfully execute our organic growth, geographic expansion, operating efficiency and strategic acquisition initiatives.

  •
  Organic Growth Initiatives.  We seek to further penetrate the markets we serve, and to expand into new product areas, by utilizing and increasing our already successful new product and marketing strategies, including: expanding our national accounts program; increasing customer use of our supply chain management services; continuing to develop proprietary products under our exclusive brands; and selectively adding new products and new categories to our various brand offerings.

  •
  Geographic Expansion Opportunities.  We believe we can further penetrate the markets we serve and expand into new markets by increasing the number of our field sales and telesales territories to serve additional sales regions and other initiatives.

  •
  Operating Efficiencies.  We will continue to focus on enhancing our operating efficiency, which will increase profitability, improve our cash conversion cycle and increase our return on capital.

  •
  Acquisitions.  We will continue to maintain a disciplined acquisition strategy of adding new customers and/or product offerings in currently served markets and pursuing acquisitions of established brands in new or existing markets in an effort to further leverage our operating infrastructure.

Industry and Market Overview

        The MRO distribution industry in the U.S. and Canada is over $550 billion in size according to MRO market analyses by Modern Distribution Management ("MDM"), a trade company specializing in wholesale distribution, and Industrial Marketing Information, Inc. ("IMI"), a market research company specializing in quantification of the industrial business-to-business markets. The MRO distribution industry encompasses the supply of a wide range of products, including plumbing and electrical supplies, hand-tools, janitorial supplies, safety equipment and many other categories. Customers served by the MRO distribution industry include heavy industrial manufacturers that use MRO supplies for the repair and overhaul of production equipment and machinery; owners and managers of facilities such as apartment complexes, office buildings, schools, hotels and hospitals that use MRO supplies largely for maintenance, repair and refurbishment; and professional contractors.

        Within the MRO distribution industry, we focus on serving customers in three principal end-markets: facilities maintenance, professional contractors and specialty distributors. Our customers are primarily engaged in the repair, maintenance, remodeling, refurbishment and construction of properties and non-industrial facilities, as opposed to the maintenance of heavy industrial facilities and machinery. Our facilities maintenance customers are individuals and entities responsible for the maintenance and repair of various commercial properties, including apartment buildings, schools, hotels and health care facilities, among others. Our professional contractor customers buy our products to provide plumbing, electrical, HVAC and mechanical services to their residential and commercial customers. Our specialty distributor customers consist primarily of hardware stores and small plumbing and electrical distributors that purchase our products for resale. According to the MDM/IMI MRO market analyses, the size of our addressable end-markets, which generally exclude new commercial and residential construction and heavy industrial manufacturing, is approximately $80 billion.

Our Brands

        We market and sell products to our customers primarily through twelve distinct and targeted brands: Wilmar®, AmSan®, Barnett®, Sexauer®, Hardware Express®, Copperfield®, Maintenance USA®, U.S. Lock®, SunStar®, LeranSM, Trayco®, and AF LightingSM. Each of our brands is focused on serving a particular customer group. Wilmar, AmSan, Sexauer, Maintenance USA and Trayco brands generally serve facilities maintenance customers; Barnett, Copperfield, U.S. Lock, SunStar and Leran brands generally serve our professional contractor customers; Hardware Express and AF Lighting brands generally serve our specialty distributor customers. Our brands are distinguished not only by the type of products offered, but also by the levels of service provided to customers. We have brands that market a wide range of product categories, such as Wilmar, as well as brands that specialize in a particular group of products, such as U.S. Lock, which focuses on security hardware, SunStar, which focuses on specialty lighting, and Copperfield, which focuses on chimney repair and maintenance products. We have brands that market complementary services to our customers, including inventory management and technical assistance, and brands that offer products without support services. We believe that our brand-based business model effectively allows us to offer a deep product offering to very targeted customer end-markets. We have core competencies in almost all of the sales channels available to a distributor, including national accounts sales professionals, field sales representatives, outbound and inbound telesales and customer service representatives, direct marketing via catalog and flyers, professional contractor showrooms, vendor-managed inventory locations, and Internet-based service capabilities. This allows us to effectively compete for a broad range of customers across our industry by offering our customers the service and delivery platform they prefer and often require.

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

        Wilmar.    Our Wilmar brand markets and sells maintenance products to the multi-family housing market. Through its master catalog, Wilmar is able to act as a one-stop shopping resource for multi-family housing maintenance managers by offering one of the industry's most extensive selections of standard and specialty plumbing, hardware, electrical, janitorial and related products. Wilmar provides same-day or next-day delivery in local markets on our own trucks served by our distribution centers, and ships by parcel delivery services or other carriers to other areas. The Wilmar brand sells primarily through field sales representatives, as well as through direct marketing and telesales. We also have a successful national accounts program at Wilmar where national accounts managers market to high-level officers at real estate investment trusts and other property management companies. Through this program, we assist large multi-location customers in reducing total supply chain costs.

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

        Maintenance USA.    Our Maintenance USA brand markets and sells a broad portfolio of MRO products to facilities, including multi-family housing, lodging and institutional customers. Since Maintenance USA sells our products primarily through telesales and direct marketing, it represents a low-cost supply alternative to smaller property managers and more cost-conscious customers requiring minimal support services.

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

        Barnett.    Our Barnett brand markets and sells a broad range of MRO products to professional contractors, including plumbing, electrical, building and HVAC contractors, typically for repair, remodeling and construction applications. The Barnett brand also sells its products to specialty distributors, which are generally smaller and carry fewer products than Barnett. Sales are made primarily through catalogs, telesales, field sales and direct marketing. In addition, Barnett has field sales representatives and regional sales managers in select markets throughout the United States. Customers can also receive technical support and assistance in selecting products by calling our customer service centers. In addition to next-day delivery, Barnett also offers customers the convenience of a network of local professional contractor showrooms, or Pro Centers, as well as on-site vendor-managed inventory capabilities.

        Hardware Express.    Our Hardware Express brand markets and sells our full range of products primarily to retail hardware stores. While Hardware Express customers may order our products for general inventory purposes, we also specialize in working with independent stores to sell our exclusive brand products through custom designed retail display sets. We believe that our retail hardware store customers prefer our exclusive brand products because they are priced more competitively than non-exclusive brand products. In addition, our retail display program enables our hardware suppliers to present an entire line of products in a professional and organized manner. Hardware Express sells its products through a catalog, supplemented by direct marketing and telesales personnel, and a specialty display sales program of exclusive brand products which is coordinated by field sales representatives.

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

Our Products

        We stock approximately 100,000 standard and specialty MRO products in a number of categories, including appliances; cabinetry; electrical; floor coverings; gas; hardware; hearth and chimney; HVAC; janitorial and sanitary; lighting; paint and sundries; plumbing; pool; security; shop and office supplies; tools and equipment; window coverings; and other miscellaneous products. We offer a broad range of brand name and exclusive brand products.

Product Categories

        The approximate percentages of our net sales for the fiscal year ended December 25, 2009 by principal product category were as follows:

Product Category	Percent of Net Sales
Janitorial and sanitary	29%
Plumbing	27
Heating, ventilation and air conditioning	11
Electrical and lighting	8
Appliances and parts	6
Security	5
Hardware and tools	4
Other	10

Total	100%

        The following is a discussion of our principal product categories:

        Janitorial and Sanitary Products.    Our comprehensive selection of janitorial and sanitary products includes brooms, mops, trash can liners, cleaning chemicals, paper towels, bath tissue and other products. We offer a number of products from leading janitorial and sanitary manufacturers, such as Kimberly-Clark and Georgia-Pacific. We also offer exclusive brand janitorial and sanitary products under our Renown brand.

        Plumbing Products.    We sell a broad range of plumbing products, from individual faucet parts to complete bathroom renovation kits. In addition, we sell both brand name and exclusive brand products. For example, we sell brand name products from manufacturers including Kohler, Moen and Delta. We also sell exclusive brand plumbing products under various proprietary trademarks, including Premier faucets and water heaters, DuraPro tubular products and ProPlus retail plumbing accessories.

        Electrical and Lighting Products.    Our comprehensive selection of electrical and lighting products ranges from electrical wire and breakers to light fixtures and light bulbs. We offer brand name products from leading electrical supply manufacturers, including Eaton, Sylvania and Leviton, as well as a number of exclusive brand electrical products, such as Preferred Industries.

        Heating, Ventilation and Air Conditioning Products.    We offer a variety of HVAC products, including condensing units, thermostats, fans and motors under both name brand and exclusive brand names. Manufacturers include Nordyne, Goodman and Honeywell. We also offer specialty ventilation and chimney maintenance products through our Copperfield brand.

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

Exclusive Brand Products

        Our size and reputation have enabled us to develop and market various lines of exclusive brand products, which we believe offer our customers high-quality, low-cost alternatives to the brand name products we sell. Third-party manufacturers, primarily in Asia and the United States, using our proprietary branding and packaging design, manufacture our exclusive brand products to our specifications. Our sales force, catalogs and promotional flyers emphasize the comparative value of our exclusive brand products. Since our exclusive brand products are typically less expensive for us to purchase from suppliers, we are able to improve our profit margin with the sale of these products while offering lower prices to our customers. In addition, we have found that we develop strong relationships with our exclusive brand customers and generate increased repeat business, as exclusive brand customers generally return to us for future service and replacement parts on previously purchased products.

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

Sales and Marketing

        We market our products through a variety of channels. The majority of our sales to facilities maintenance customers are made through field sales representatives, and the majority of our sales to professional contractors and specialty distributors are made through telesales supported by catalog and promotional mailings, and field sales in major metropolitan markets.

        As MRO customers grow in size, their supply chains often become increasingly complex and difficult to manage. In many cases, customers have no view into or control over their product spend, inventory shrinkage, and indirect MRO personnel costs. To meet these needs, we offer a range of sophisticated supply chain management solutions designed to solve the unique problems of each of our customers. By offering customers services beyond fulfillment such as product standardization, vendor consolidation, inventory management, product training, and electronic invoicing, we provide a suite of services that can be utilized either individually or as a group based upon the customer's size and supply chain complexity. Our customers rely upon us as a supply chain partner rather than a vendor and in turn realize significant benefits by reducing overall product spend, improving inventory management, and lowering their indirect MRO spend. As supply chain partners, we seek to become our customers' single source for MRO supplies and knowledge.

        We also serve our facilities maintenance and professional contractor customers with brand-specific websites, though the majority of customer orders are currently received through the other channels discussed above. For a more detailed description of our approach to e-commerce, see "Information Technology" below.

        Our marketing strategy involves targeting our marketing channels and efforts to specific customer groups. As a result of our long-standing relationships with customers, we have been able to assemble a database of customer purchasing information, such as end-market purchasing trends, product and pricing preferences and support service requirements. In addition, we are able to track information such as customer retention and reactivation as well as new account acquisitions. We are also able to track the success of a particular marketing effort once it is implemented by analyzing the purchases of the customers targeted by that effort. Our information technology allows us to use this data to develop more effective sales and marketing programs. For example, our understanding of the preferences of our large, multi-family housing customers led to our development of a national accounts program through which field sales representatives focus on developing contacts with national accounts. We will continue to leverage our customer knowledge and shared brand information technology to develop successful sales and marketing strategies.

Field Sales Representatives

        Our direct sales force markets and sells to all levels of the customer's organization, including senior property management executives, local and regional property managers, on-site maintenance managers, and owners and managers of professional plumbing, electrical and HVAC contractors. Our direct sales force marketing efforts are designed to establish and solidify customer relationships through frequent contact, while emphasizing our broad product selection, reliable delivery of our products, high level of customer service and competitive pricing.

        We maintain one of the largest direct sales forces in our industry, with approximately 600 field sales representatives covering markets throughout the United States, Canada and Central America. We have found that we obtain a greater percentage of our customers' overall spending on MRO products in markets serviced by local sales representatives, particularly in regions where these representatives are supported by a nearby distribution center that enables same-day or next-day delivery of our products.

        Our field sales representatives are expected not only to generate orders, but also to act as problem-solving customer service representatives. Our field sales representatives are trained and qualified to assist customers in shop organization, special orders, part identification and complaint resolution. We compensate the majority of our field sales representatives based on a commission program or on a combination of salary and bonus program. We will continue to seek additional opportunities where we can leverage the strength of our field sales force to generate additional sales from our customers.

Telesales

        Our telesales operation has been designed to make ordering our products as convenient and efficient as possible. We divide our telesales staff into outbound and inbound groups. Our outbound telesales representatives are responsible for maintaining relationships with existing customers and prospecting for new customers. These representatives are assigned individual accounts in specified territories and have frequent contact with existing and prospective customers in order to make telesales presentations, notify customers of current promotions and encourage additional purchases. Our inbound telesales representatives are trained to process orders quickly from existing customers, provide technical support and expedite and process new customer applications, as well as handle all other customer service requests. We offer our customers nationwide toll-free telephone numbers and brand-specific telesales representatives who are familiar with a particular brand's markets, products and customers. Our call centers are staffed by approximately 350 telesales, customer service and technical support personnel, who utilize our proprietary, on-line order processing system. This sophisticated software provides the telesales staff with detailed customer profiles and information about products, pricing, promotions and competition.

Catalogs and Direct Marketing

        Our catalogs and direct marketing promotional flyers are key marketing tools that allow us to communicate our product offerings to both existing and potential customers. We create catalogs for most of our brands and mail them on an annual or semi-annual basis to our existing customers. We often supplement these catalog mailings by sending our customers promotional flyers. Most of our branded catalogs have been distributed for over three decades and we believe that these catalog titles have achieved a high degree of recognition among our customers.

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

Operations and Logistics

Distribution Network

        We have a network strategically located to serve the largest metropolitan areas throughout the United States and Canada comprised of 59 distribution centers, 22 professional contractor showrooms and two NDCs. We also maintain a dedicated fleet of trucks to assist in local delivery of products. The geographic scope of our distribution network and the efficiency of our information technology enables us to provide reliable, next-day delivery service to over 98% of the U.S. population and same-day delivery service to most major metropolitan markets.

        Our distribution centers are central to our operations and range in size from approximately 7,600 square feet to approximately 210,000 square feet. Our distribution centers are typically maintained under operating leases in commercial or industrial centers, and primarily consist of warehouse and shipping facilities. We have also had success with opening professional contractor showrooms in existing distribution centers and in freestanding locations, which allow customers to obtain products from a fixed location without ordering in advance.

Inbound Logistics

        Our 317,100 square foot NDC in Nashville, Tennessee and our 173,000 square foot NDC in Salt Lake City, Utah receive the majority of our supplier shipments and efficiently re-distribute products to our distribution centers. Some over-sized or seasonal products are directly shipped to distribution centers by our suppliers. Our use of NDCs has significantly reduced distribution center replenishment lead times while simultaneously improving our customer fill rates.

Outbound Logistics

        Once a telesales or customer service representative enters an order into our computer system, the order is usually picked and processed in the distribution center nearest to the customer. For customers located within the local delivery radius of a distribution center, our own trucks or third-party carriers will deliver the products directly to the customer the next business day (or same day for emergencies). For customers located outside the local delivery radius of a distribution center, we deliver products via parcel delivery companies, such as UPS. Large orders, or orders that cannot be delivered via parcel delivery, are delivered by common carriers. We generally arrange for pick-up of returns at no charge to the customer in the local delivery radius. For customers outside the local delivery radius, we provide parcel service pick-up of the returns at no charge and also provide a full refund if the return is the result of our error. In addition, portions of our sales are delivered direct from the supplier.

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

        We buy our products from over 3,800 suppliers located in the United States and throughout the world. A majority of our purchases are from primarily domestic supplier partners with the remainder from foreign-based suppliers primarily located throughout Asia and South America. No individual supplier represented more than 6% of our total purchases during the year ended December 25, 2009.

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

Information Technology

        We operate a customer service and inventory management system that allows us to manage customer relationships and to administer and distribute thousands of products. Our systems encompass all major business functions for each of our brands and enable us to receive and process orders, manage inventory, verify credit and payment history, generate customer invoices, receive payments and manage our proprietary customer lists. We have consistently invested in our information technology, as we believe that the efficiency and flexibility of our information technology are critical to the success of our business.

        Our information technology has been instrumental in our efforts to streamline our inventory management processes. Our information technology tracks each item of our inventory and its location within our distribution network. By monitoring inventory levels, we are able to quickly re-order products or shift inventory through our distribution network in order to ensure product availability. Our systems also allow us to monitor sales of products, enabling us to eliminate products that do not perform to our sales targets. Our information technology has also allowed us to create a more efficient order fulfillment process. Through our information technology, our distribution centers are linked together, which provides us with real-time access to inventory availability, order tracking and customer creditworthiness.

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

Environmental and Health and Safety Matters

        Some of the products we handle and sell, such as cleaning chemicals, are considered hazardous materials. Accordingly, we are subject to certain federal, state and local environmental laws and regulations, including those governing the transportation, management and disposal of, and exposure to, hazardous materials and the cleanup of contaminated sites. While we could incur costs as a result of liabilities under, or violations of, such environmental laws and regulations or arising out of the presence of hazardous materials in the environment, including the discovery of any such materials resulting from historical operations at our sites, we do not believe that we are subject to any such costs that are material. We are also subject to various health and safety requirements, including the Occupational, Safety and Health Act. We believe we are in compliance in all material respects with all environmental laws and regulations and health and safety requirements applicable to our facilities and operations.

Trademarks and Other Intellectual Property

        We have registered and nonregistered trade names, trademarks and service marks covering the principal brand names and product lines under which our products are marketed, including AF LightingSM, AmSan®, Barnett®, Copperfield®, Hardware Express®, LeranSM, Maintenance USA®, Premier®, ProPlus®, Renown®, Renovations Plus®, Sexauer®, SunStar Lighting®, Trayco®, U.S. Lock®, and Wilmar®. We also own several patents for certain products manufactured and marketed under our Copperfield® brand. We believe that our trademarks and other intellectual property rights are important to our success and our competitive position. Accordingly, our policy is to pursue and maintain registration of our trade names, trademarks and other intellectual property whenever appropriate and to oppose vigorously any infringement or dilution of our trade names, trademarks or other intellectual property.

Employees

        As of December 25, 2009, we had 3,279 employees, of whom 63 were unionized. Currently, we have two labor agreements in place: one for our Mt. Laurel, New Jersey distribution center and one for our Elkridge, Maryland distribution center. The Mt. Laurel, New Jersey agreement was renegotiated on October 18, 2007 and will expire on October 17, 2010. The total number of employees within this bargaining unit is 59. The Elkridge, Maryland agreement was renegotiated on November 1, 2007 and will expire on October 31, 2010. The total number of employees within this bargaining unit is 4. We have not experienced any work stoppages resulting from management or union disagreements and believe that our employee relations are satisfactory.

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

        Financial markets in the United States, Europe and Asia have experienced substantial disruption over the past 18 months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address these market conditions and the extent to which such government actions may prove effective remains unclear. The United States economy is currently undergoing a recession and the future economic environment may continue to worsen.

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

        The professional contractor market is impacted by trends in home improvement, home remodeling and new home construction. Trends in these areas are in turn dependent upon a number of factors, including demographic trends, interest rates, tax policy, employment levels, consumer confidence and the economy generally. Unfavorable changes in demographics or a weakening of the national economy or of any regional or local economy in which we operate could adversely affect consumer spending, result in decreased demand for repair, improvement, remodeling or construction products and adversely affect our business. For example, during 2009 our average organic daily sales rate in the professional contractor and specialty distributor markets was down 25.3% and 18.5%, respectively.

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

        As a distributor of manufactured products, our profitability is related to the prices we pay to the manufacturers from which we purchase our products and to the cost of transporting the products to us and our customers. The price that our suppliers charge us for our products is dependent in part upon the availability and cost of the raw materials used to produce those products. Such raw materials are often subject to price fluctuations, frequently due to factors beyond our control, including changes in supply and demand, general U.S. and international economic conditions, labor costs, competition and government regulations. Increases in the cost of raw materials, such as copper, oil, stainless steel, aluminum, zinc, plastic and PVC and other commodities and raw materials, have occurred in the past and adversely impacted our operating results. Transportation prices are significantly dependent on fuel prices, which generally change due to factors beyond our control, such as changes in worldwide demand, disruptions in supply, changes in the political climate in the Middle East and other regions and changes in government regulations, including existing and pending legislation and regulations relating to climate change. For example, efforts to combat climate change through reduction of greenhouse gases may result in higher fuel costs through taxation or other means. Fluctuations in raw materials and fuel prices may increase our costs and significantly reduce our revenues and profitability.

        A significant fluctuation in raw materials, fuel and transportation costs may also adversely affect us. For example, during 2005 and 2006, the cost of our products increased materially because of raw materials, fuel and transportation cost increases and other demand factors. During this period, a significant portion of our sales growth resulted from our price increases related to these increased costs. The nature and extent of such an impact is difficult to predict, quantify and measure. To the extent the costs of products increase or decrease, the prices we charge for our products may correspondingly increase or decrease, adversely affecting our revenues and profitability.

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

Loss of supplier agreements, lack of product availability or loss of delivery sources could decrease our revenues and profitability.

        Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers or other suppliers. While in many instances we have agreements, including supply chain agreements, with our suppliers, these agreements are generally terminable by either party on limited notice. Even though we can replace each of our suppliers and no individual supplier represents more than 6% of our total purchases, the loss of several supplier agreements, or a substantial decrease in the availability of products from our suppliers, could have a short-term material impact on our business.

        In addition, supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other factors beyond our control. Loss of a key foreign supplier could disrupt our supply chain for approximately 60 to 90 days, or longer, and loss of key suppliers from an individual country could result in disruptions of approximately 120 to 150 days, or longer. Short- and long-term disruptions in our supply chain would result in higher inventory levels as we replace similar product domestically, a higher cost of product and ultimately a decrease in our revenues and profitability. Although we are not substantially dependent on any individual supplier, a disruption in the timely availability of our product by our key suppliers could result in a decrease in our revenues and profitability.

We could face potential product quality and product liability claims relating to the products we distribute, which could result in a decline in revenues and profitability and negatively impact customer confidence.

        We rely on manufacturers and other suppliers to provide us with the products we sell and distribute. As we do not have direct control over the quality of the products manufactured or supplied by such third party suppliers, we are exposed to risks relating to the quality of the products we distribute. It is possible that inventory from a manufacturer or supplier could be sold to our customers and later be alleged to have quality problems or to have caused personal injury, subjecting us to potential claims from customers or third parties. The risk of claims may be greater with respect to our exclusive brand products, as these products are customarily manufactured by third party suppliers outside the United States, particularly in China. We have been subject to claims in the past, which have been resolved without material financial impact. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant time periods, regardless of the ultimate outcome. An unsuccessful product liability defense could be very costly and accordingly result in a decline in revenues and profitability. In addition, uncertainties with respect to the Chinese legal system may adversely affect us in resolving claims arising from our exclusive brand products manufactured in China. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Finally, even if we are successful in defending any claim relating to the products we distribute, claims of this nature could negatively impact customer confidence in our products and our company.

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

        Our 10 largest customers generated approximately $52.2 million, or approximately 5%, of our sales in the year ended December 25, 2009, and our largest customer accounted for approximately 1% of our sales in the year ended December 25, 2009. The loss of one or more of our significant customers or deterioration in our relations with any of them could significantly reduce our revenues and profitability.

We may not be able to protect our trademarks, which could diminish the strength of our trademarks or limit our ability to use our trademarks and, accordingly, undermine our competitive position.

        We believe that our trademarks are important to our success and our competitive position. For instance, we market and sell products primarily through twelve distinct and targeted brands: Wilmar®, AmSan®, Barnett®, Sexauer®, Hardware Express®, Copperfield®, Maintenance USA®, U.S. Lock®, SunStar®, LeranSM, Trayco®, and AF LightingSM. We believe many of our customers have developed strong consumer loyalty to these targeted brands. Accordingly, we devote resources to the establishment and protection of our trademarks, including with respect to our brand names and our exclusive brand products. However, the actions we have taken may be inadequate to prevent imitation of our brands and concepts by others or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, others may assert rights in our trademarks. Our exclusive rights to our trademarks are subject to the common law rights of any other person who began using the trademark (or a confusingly similar mark) prior to the date of federal registration. Future actions by third parties may diminish the strength of our trademarks or limit our ability to use our trademarks and, accordingly, undermine our competitive position.

We may not be able to facilitate our growth strategy by identifying or completing transactions with attractive acquisition candidates, which could impede our revenues and profitability.

        Our acquisitions have contributed significantly to our growth. An important element of our growth strategy is to continue to seek additional businesses to acquire in order to add new customers within our existing markets and to acquire brands in new markets. We cannot assure you that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions. Furthermore, we believe that our industry is currently in a process of consolidation, and competition for attractive acquisition candidates is therefore likely to escalate, thereby limiting the number of acquisition candidates or increasing the overall costs of making acquisitions. In addition, in view of the current disruptions in the credit markets, we may not be able to obtain financing necessary to complete acquisitions on attractive terms or at all. Difficulties we may face in identifying or completing acquisitions could impede our revenue growth and profitability.

We cannot assure you that we will be able to successfully complete the integration of future acquisitions or manage other consequences of our acquisitions, which could impede our ability to remain competitive and, ultimately, our revenues and profitability.

        Acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into our business, difficulties associated with information technology conversions, the potential loss of key employees, customers or suppliers, the assumption of liabilities and exposure to unforeseen liabilities of acquired companies, the difficulties in achieving target synergies and the diversion of management attention and resources from existing operations. We may not be able to fully integrate the operations of future acquired businesses with our own in an efficient and cost-effective manner or without significant disruption to our existing operations. We may also be required to incur additional debt in order to consummate acquisitions in the future. Such debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could impede our ability to remain competitive and, ultimately, our revenues and profitability.

Disruption in our information technology could significantly lower our revenues and profitability.

        Our operations are dependent upon our information technology that encompass all of our major business functions. We rely upon our information technology to manage and replenish inventory, to fill and ship customer orders on a timely basis and to coordinate our sales and marketing activities across all of our brands. We believe that our information technology plays a key role in our ability to achieve operating and financial efficiencies. Any substantial disruption of our information technology for any prolonged time period could result in delays in receiving inventory and supplies or filling customer orders and, accordingly, could significantly lower our revenues and profitability.

Disruption in our NDCs could significantly lower our revenues and profitability.

        We currently maintain two NDCs, which are essential to the efficient operation of our national distribution network. Any serious disruption to these distribution centers due to fire, earthquake, act of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to our customers. In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace these centers. As a result, any such disruption could significantly lower our revenues and profitability.

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

        Over the past 18 months, the United States credit markets have experienced unprecedented contraction. As a result of the tightening credit markets, we may not be able to obtain additional financing on favorable terms, or at all. While we intend to finance our operational cash flow, capital expenditures, debt service obligations and growth projects with existing cash and cash flow from operations, we may require accessing our credit facility. However, due to the existing uncertainty in the capital and credit markets, access to our credit facility may not be available. For example, one of the financial institutions that support our revolving credit facility failed. Though we were able to find a replacement, such failures could negatively impact our ability to borrow under our revolving credit facility. In addition, if the current pressures on credit continue or worsen, we may not be able to refinance our outstanding debt when due, which could have a material adverse effect on our business. Decreased access to the credit markets and other financing sources could also restrict our ability to make acquisitions and grow our business.

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

        As of December 25, 2009, our total indebtedness was $315.2 million, of which $9.5 million was outstanding in the form of letters of credit. As of December 25, 2009, we had $163.8 million of senior indebtedness outstanding and $24.3 million in additional revolving loan availability under our $100.0 million revolving loan facility. Our effective borrowing capacity is reduced by the limitation under the bank credit facility's ratio of net total indebtedness to adjusted consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined by the credit facility. Also as of December 25, 2009, we had $100.7 million of total cash on hand and permitted investments (including $25.0 million to be netted against debt for purposes of covenant compliance).

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

  •
  make capital expenditures.

        The credit facility also requires us to maintain certain financial ratios. A failure by us to comply with the covenants or financial ratios contained in the credit facility could result in an event of default under the facility which could materially and adversely affect our operating results and our financial condition. In the event of any default under our credit facility, the lenders under our credit facility are not required to lend any additional amounts to us and could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, require us to apply all of our available cash to repay these borrowings or prevent us from making debt service payments on the 8 1/8% senior subordinated notes, any of which could result in an event of default under the 8 1/8% senior subordinated notes. If the indebtedness under our credit facility or the 8 1/8% senior subordinated notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        We operate from 122 locations throughout the United States, Canada and Puerto Rico consisting of 59 distribution centers, 22 professional contractor showrooms, 27 vendor-managed inventory locations, seven administrative and support facilities, five cross-dock facilities and two NDCs.

        We lease 93 properties. The majority of these leases are for terms of five to ten years. We own a call center located in Jacksonville, Florida, and distribution centers in Long Island, New York and Louisville, Kentucky, both of which have attached administrative and support facilities. None of the owned properties are subject to any mortgages; however, our call center in Jacksonville, Florida is subject to a development agreement with the City of Jacksonville. Of the 27 vendor-managed inventory locations, 26 are customer-specific locations whereby we assist those customers with their MRO inventory management process.

        We believe that our properties are in good operating condition and adequately serve our current business operations.

        The ranges in size of the locations we operate are as follows (not including vendor-managed inventory locations and cross-dock facilities):

	Size (in square feet)
NDCs	173,000	-	317,100
Distribution centers	7,600	-	210,000
Professional contractor showrooms	2,600	-	26,700
Administrative and support facilities	3,000	-	72,900

        The following table sets forth the states, territories and provinces we operate out of (not including vendor-managed inventory locations and cross-dock facilities):

Location	NDCs and Distribution Centers	Professional Contractor Showrooms	Administrative and Support Locations
U.S. State
Alabama		1
Arizona	1
California	2	1
Colorado	1	1
Florida	6	4	2
Georgia	1
Illinois	4	2
Indiana	1
Iowa		2
Kansas	1	1
Kentucky	2
Louisiana	1
Massachusetts	1	1
Michigan	1
Minnesota	1	1
Missouri	2
Montana		2
Nebraska	1	1
Nevada	1	1
New Jersey	3		1
New York	2
North Carolina	2
Ohio	3
Oklahoma	2		1
Oregon	1	2	2
Pennsylvania	2	1
South Carolina	1
Tennessee	2
Texas	6	1	1
Utah	1
Virginia	1
Washington	5

Subtotal	58	22	7
U.S. Territory
Puerto Rico	1

Subtotal	1	0	0
Canadian Province
Alberta	1
Ontario	1

Subtotal	2	0	0

Total	61	22	7

ITEM 3.    Legal Proceedings

        We are involved in various legal proceedings in the normal course of our business. In the opinion of management, none of the proceedings is material in relation to our consolidated financial statements.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders during the fourth quarter of our year ended December 25, 2009, through the solicitation of proxies or otherwise.

 PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Since December 16, 2004, our common stock has been publicly traded on the New York Stock Exchange ("NYSE") under the symbol "IBI".

        As of February 23, 2010, there were approximately 80 holders of record of our outstanding common stock.

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

        The following performance graph compares the performance of our common stock with the performance of the NYSE Composite and the Standard & Poor's ("S&P") Small Cap 600 Index, during the period from December 31, 2004 through December 25, 2009. The Company has chosen the S&P Small Cap 600 Index for comparison because the S&P Small Cap 600 Index includes companies of similar capitalization to the Company. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested.

	December 31, 2004	December 30, 2005	December 29, 2006	December 28, 2007	December 26, 2008	December 25, 2009
IBI	$100.00	$129.33	$127.74	$125.58	$56.00	$100.40
Standard and Poor's Small Cap 600	100.00	106.65	121.66	121.05	$77.96	$102.62
New York Stock Exchange Composite	100.00	106.95	126.05	135.22	$76.39	$100.07

        The following table sets forth the high and low sale price per share of our common stock during the periods indicated:

	High	Low
Fiscal Year 2009
First quarter ended March 27, 2009	$10.71	$6.34
Second quarter ended June 26, 2009	$16.00	$8.01
Third quarter ended September 25, 2009	$18.63	$12.29
Fourth quarter ended December 25, 2009	$18.00	$14.05
Fiscal Year 2008
First quarter ended March 28, 2008	$22.34	$17.31
Second quarter ended June 27, 2008	$20.20	$14.70
Third quarter ended September 26, 2008	$18.59	$12.83
Fourth quarter ended December 26, 2008	$16.45	$6.74

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information as of December 25, 2009 regarding compensation plans under which our equity securities are authorized for issuance.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,114,046	(1)	$17.53	(2)	2,546,659
Equity compensation plans not approved by security holders	—		—		—

Total	4,114,046	(1)	$17.53	(2)	2,546,659

(1)
Includes 452,376 restricted share units and 68,310 deferred stock units granted to management and non-employee directors, respectively, pursuant to the 2004 Equity Incentive Plan.

(2)
The weighted-average exercise price excludes restricted share units and deferred stock units.

        Further, as of December 25, 2009, there were 3,593,360 stock options outstanding with a weighted-average exercise price of $17.53 and a weighted-average remaining term of 5.1 years and 531,036 full value shares outstanding under our equity compensation plans. As of December 25, 2009, there were 2,546,659 shares remaining to be awarded under our equity compensation plans (2,541,602 under the 2004 Equity Incentive Plan and 5,057 under the 2000 Stock Award Plan).

Purchases of Equity Securities by the Issuer

        The following table summarizes repurchases of our stock, comprised entirely of shares returned or sold to us to satisfy employee tax withholding obligations that arose upon the vesting of restricted share units and shares of unvested forfeited restricted stock awards returned to us, during the three months ended December 25, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2009 (September 26 - October 23)	—	—	—	—
November 2009 (October 24 - November 20)	1,399	$17.01	—	—
December 2009 (November 21 - December 25)	—	—	—	—

Total	1,399	$17.01	—	—

ITEM 6.    Selected Financial Data

        The table below presents our selected historical consolidated financial data for 2009, 2008, 2007, 2006 and 2005. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the consolidated financial statements included elsewhere in this report.

	Fiscal Year Ended
	December 25, 2009	December 26, 2008(1)	December 28, 2007	December 29, 2006(1)	December 30, 2005(1)
	(in thousands, except per share data)
Income Statement Data:
Net sales	$1,059,278	$1,195,663	$1,239,027	$1,067,570	$851,928
Cost of sales	665,327	746,037	765,137	658,698	526,334

Gross profit	393,951	449,626	473,890	408,872	325,594
Operating expenses	334,717	360,659	359,796	307,179	242,644
Secondary offering expenses(2)	—	—	—	—	932

Operating income	59,234	88,967	114,094	101,693	82,018
Interest and other expense, net	(17,330)	(26,284)	(30,672)	(30,170)	(24,544)
Gain (Loss) on extinguishment of debt	1,257	2,775	—	(20,843)	(10,340)

Income before income taxes	43,161	65,458	83,422	50,680	47,134
Provision for income taxes	17,073	24,625	32,460	19,495	18,335

Net income	26,088	40,833	50,962	31,185	28,799
Preferred stock dividends	—	—	—	—	—

Net income applicable to common stockholders	$26,088	$40,833	$50,962	$31,185	$28,799

Earnings per share:
Basic	$0.80	$1.26	$1.58	$0.97	$0.90

Diluted	$0.79	$1.25	$1.56	$0.95	$0.89

Cash dividends declared per share	$—	$—	$—	$—	$—

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$144,282	$56,192	$57,730	$29,946	$38,838
Investing activities	(14,515)	17,715	(64,211)	(139,298)	(81,133)
Financing activities	(93,560)	(15,844)	4,441	113,226	(24,062)
Capital expenditures	11,157	20,582	14,906	7,813	7,920
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$99,223	$62,724	$4,975	$6,852	$2,958
Total assets	928,838	962,848	936,834	890,569	705,769
Total debt(3)	305,678	403,390	418,590	421,066	285,075
Stockholders' equity	451,735	420,073	377,414	320,679	284,542
Other Data:
Depreciation and amortization	$19,174	$17,414	$15,114	$14,427	$13,049
Adjusted EBITDA(4)	79,907	107,474	130,452	116,726	96,638

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

(4)
We define Adjusted EBITDA as net income plus interest expense (income), net, change in fair value of interest rate swaps, cumulative effect of change in accounting principle, (gain) loss on extinguishment of debt, secondary offering and initial public offering ("IPO") related expenses, provision for income taxes and depreciation and amortization. Adjusted EBITDA differs from EBITDA and may not be comparable to EBITDA or Adjusted EBITDA as reported by other companies. Adjusted EBITDA differs from Consolidated EBITDA per our credit facility agreement for purposes of determining our net leverage ratio.

We present Adjusted EBITDA herein because we believe it to be relevant and useful information to our investors since it is consistently used by our management to evaluate the operating performance of our business and to compare our operating performance with that of our competitors. Management also uses Adjusted EBITDA for planning purposes, including the preparation of annual operating budgets, and to determine appropriate levels of operating and capital investments. We therefore utilize Adjusted EBITDA as a useful alternative to net income as an indicator of our operating performance compared to the Company's plan. However, Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America ("US GAAP"). Accordingly, Adjusted EBITDA should not be used in isolation or as a substitute for other measures of financial performance reported in accordance with GAAP, such as gross margin, operating income, net income, cash flows from operating, investing and financing activities or other income or cash flow statement data prepared in accordance with US GAAP.

Our definition of Adjusted EBITDA specifically excludes certain items, including change in fair value of interest rate swaps, cumulative effect of change in accounting principle, loss on extinguishment of debt, and secondary and IPO related expenses, which we believe are not indicative of our core operating results as follows:

  •
  Gain (Loss) on extinguishment of debt—We have recorded gains and losses associated with the early extinguishment of debt. In 2005, we used proceeds from our IPO to repay the term loan under our credit facility and partially redeem our 11 1/2% senior subordinated notes. In 2006, we refinanced our 11 1/2% senior subordinated notes and credit facility with 8 1/8% senior subordinated notes and a new credit facility. In 2008, we repurchased $12.9 million of our 8 1/8% senior subordinated notes at 77 3/8% of par, or $10.0 million. In 2009, we repurchased $36.4 million of our 8 1/8% senior subordinated notes at 93.79% of par, or $34.2 million, and repaid $60.2 million of our term loan ahead of schedule. Since these transactions relate to the financing of the Company, we believe the gains and losses associated with these specific significant financing transactions are not indicative of our core operating results.

  •
  Secondary offering expenses—These expenses include additional compensation expense for forgiveness of shareholder loans and one-time bonuses to senior employees in connection with our IPO in 2004 as well as secondary offering related expenses resulting from the secondary public offering by certain of our stockholders in 2005. Because these offering transactions are one-time or infrequent in nature, we believe these expenses are not indicative of normalized performance but rather the result of specific transactions not expected to repeat on a recurring basis.

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

  In addition, we believe the remaining adjustments in arriving at Adjusted EBITDA, comprised of interest expense (income), net, provision for income taxes and depreciation and amortization, are appropriate because these adjustments allow management and investors to evaluate our operating performance without regard to these items which can vary from company to company depending upon the acquisition history, capital intensity, financing options and the method by which its assets were acquired. We continuously manage and monitor our capital structure, tax position and capital spending to ensure that they are appropriate. While the exclusion of these items limits the usefulness of this non-US GAAP measure as a performance measure because it does not reflect all the related expenses we incurred, adjusting for these items and monitoring our performance with and without them helps management and investors more meaningfully evaluate and compare the results of our operations from period to period and to those of other companies.

  The computation of Adjusted EBITDA is as follows (in thousands):

	Fiscal Year Ended
	December 25, 2009	December 26, 2008	December 28, 2007	December 29, 2006	December 30, 2005
Net income	$26,088	$40,833	$50,962	$31,185	$28,799
Interest expense, net	18,829	27,377	31,916	30,776	25,183
(Gain) Loss on extinguishment of debt	(1,257)	(2,775)	—	20,843	10,340
Secondary offering expenses	—	—	—	—	932
Provision for income taxes	17,073	24,625	32,460	19,495	18,335
Depreciation and amortization	19,174	17,414	15,114	14,427	13,049

	$79,907	$107,474	$130,452	$116,726	$96,638

Reconciliation of Average Organic Daily Sales to Net Sales

        Average organic daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period. The computation of average organic daily sales is as follows (dollar amounts in thousands):

	Fiscal Year Ended			Fiscal Year Ended
	December 25,	December 26,		December 26,	December 28,
	2009	2008	% Variance	2008	2007	% Variance
Net sales	$1,059,278	$1,195,663	-11.4%	$1,195,663	$1,239,027	-3.5%
Less acquisitions	(13,058)	—		(9,434)	—

Organic sales	$1,046,220	$1,195,663	-12.5%	$1,186,229	$1,239,027	-4.3%

Daily sales:
Ship days	252	252		252	252
Average daily sales(1)	$4,203	$4,745	-11.4%	$4,745	$4,917	-3.5%

Average organic daily sales(2)	$4,152	$4,745	-12.5%	$4,707	$4,917	-4.3%

(1)
Average daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time.

(2)
Average organic daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period.

Average organic daily sales is presented herein because we believe it to be relevant and useful information to our investors since it is used by our management to evaluate the operating performance of our business, as adjusted to exclude the impact of acquisitions, and compare our organic operating performance with that of our competitors. However, average organic daily sales is not a measure of financial performance under US GAAP and it should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with US GAAP, such as net sales. Management utilizes average organic daily sales as an operating performance measure in conjunction with US GAAP measures such as net sales.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with "Selected Financial Data" and our consolidated financial statements included elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See "Forward-Looking Statements" above.

Overview

        We are a leading distributor and direct marketer of MRO products. We have one operating segment, the distribution of MRO products. We market and sell our products primarily through twelve distinct and targeted brands. Our multi-brand operating model, which we believe is unique in the industry, utilizes a single distribution platform to deliver tailored products and services to meet the individual needs of each respective customer group served.

        We stock approximately 100,000 MRO products in the following categories: appliances; cabinetry; electrical; floor coverings; gas; hardware; hearth and chimney; HVAC; janitorial and sanitary; lighting; paint and sundries; plumbing; pool; security; shop and office supplies; tools and equipment; window coverings; and other miscellaneous products. Our products are primarily used for the repair, maintenance, remodeling, refurbishment and construction of properties and non-industrial facilities.

        Our highly diverse customer base includes facilities maintenance customers, professional contractors and specialty distributors. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups. Our largest customer accounted for approximately 1% of our sales during 2009.

Results of Operations

        The following table presents information derived from the consolidated statements of earnings expressed as a percentage of net sales for the periods indicated:

	% of Net Sales			% of Net Sales
	Fiscal Year Ended			Fiscal Year Ended
			% Increase (Decrease) 2009 vs. 2008(1)			% Increase (Decrease) 2008 vs. 2007(1)
	December 25, 2009	December 26, 2008		December 26, 2008	December 28, 2007
Net sales	100.0%	100.0%	(11.4)%	100.0%	100.0%	(3.5)%
Cost of sales	62.8	62.4	(10.8)	62.4	61.8	(2.5)

Gross profit	37.2	37.6	(12.4)	37.6	38.2	(5.1)
Operating Expenses:
Selling, general and administrative expenses	29.8	28.8	(8.0)	28.8	27.9	(0.4)
Depreciation and amortization	1.8	1.4	10.2	1.4	1.2	16.3

Total operating expense	31.6	30.2	(7.2)	30.2	29.0	0.2

Operating income	5.6	7.4	(33.4)	7.4	9.2	(22.0)
Gain (Loss) on extinguishment of debt	0.1	0.2	(54.7)	0.2	—	100.0
Interest expense	(1.8)	(2.4)	(33.1)	(2.4)	(2.7)	(16.0)
Interest and other income	0.2	0.2	(22.0)	0.2	0.3	(32.4)

Income before income taxes	4.1	5.5	(34.1)	5.5	6.7	(21.5)
Income tax provision	(1.6)	(2.1)	(30.7)	(2.1)	(2.6)	(24.1)

Net income	2.5%	3.4%	(36.1)%	3.4%	4.1%	(19.9)%

(1)
Percent increase (decrease) represents the actual change as a percent of the prior year's result.

        The following discussion refers to the term average daily sales and average organic daily sales. Average daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time. Average organic daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period. For a reconciliation of average organic daily sales growth to US GAAP-based financial measures, see "Selected Financial Data—Reconciliation of Average Organic Daily Sales."

Fiscal Year Ended December 25, 2009 Compared to Fiscal Year Ended December 26, 2008

        Overview.    During 2009, our sales declined 11.4% and organic sales declined 12.5%. We believe this decline is in part associated with the widely reported general economic downturn and credit crisis. Sales to customers in our facilities maintenance end-market, which makes up 73% of our total sales and includes multi-family housing and institutional MRO customers, declined 6.2% during 2009 compared to 2008. Sales to our professional contractor customers, which represent 16% of our total sales, declined 25.3%. Sales to our specialty distributor customers, which represent 11% of our total net sales, declined 18.5%. Demand from our professional contractor and specialty distributor customers continues to be impacted by the prolonged declines in residential new construction and renovations activity.

        Net income as a percentage of net sales was 2.5% in 2009 compared to 3.4% in 2008. The decline in net income is a result of lower sales and gross margins, and the costs associated with our previously announced operational initiatives, such as employee separation benefits, closing of underperforming professional contractor showrooms, consolidation of certain distribution centers and higher bad debt expense. These higher costs were offset in part by decreases in compensation and fringe benefits, lower delivery costs and lower interest expense associated with lower debt balances outstanding and lower interest rates.

        As part of our efforts to manage and control costs, we implemented a freeze on salary increases for all non-warehouse personnel and discontinued matching employees' contributions to our qualified profit sharing plan under Section 401(k) of the Internal Revenue Code for the year ended December 25, 2009. Previously, we matched employee contributions at a rate of 50% of the first 5% of the employee's base salary up to the statutory maximum of $5,500 per employee. During 2008, contributions to the 401(k) plan were $2.1 million. Effective December 26, 2009, the first day of our 2010 fiscal year, we reinstituted merit-based salary increases and the matching of employee contributions to our qualified profit sharing plan at a rate of 25% of the first 5% of the employee's base salary up to the statutory maximum of $5,500 per employee. However, in light of the current economic conditions, we plan to continue to evaluate the cost and benefits associated with these cost control measures.

        We will also continue to focus on keeping our operating costs low in the near term while continuing to invest in our operating platform for the long term. Accordingly, in addition to the operational initiatives such as headcount reductions, the closing of underperforming professional contractor showrooms and the consolidation of distribution centers, some of which have been completed, our plans include continued investments in the consolidation of our distribution network and in information technology solutions to optimize customer service.

        Net Sales.    Net sales decreased by $136.4 million, or 11.4%, to $1,059.3 million in 2009 from $1,195.7 million in 2008. Average organic daily sales were $4.2 million in 2009 and $4.7 million in 2008, a 12.5% decrease. The decline in sales resulted from the net impact of a 6.2% decrease in sales to our facilities maintenance customers and a continued decline in sales to our professional contractor and specialty distributor customers of 25.3% and 18.5%, respectively. We expect sales to our facilities maintenance, professional contractor and specialty distributor end-markets to remain relatively weak during 2010 as the general economic downturn and credit crisis is expected to continue specifically with respect to the housing market. We expect continued variability within our end-markets; however, we believe the impact on sales related to the market weakness during 2010 will be less severe than we experienced during 2009.

        Gross Profit.    Gross profit decreased by $55.7 million, or 12.4%, to $394.0 million in 2009 from $449.6 million in 2008 as a direct result of the decrease in sales as well as the decline of gross profit margin during the year. Gross profit margins decreased 40 basis points to 37.2% in 2009 from 37.6% in 2008. This decrease in our gross profit margins is primarily related to a decline in our direct selling gross margins arising from heightened price competition associated with the decrease in sales and higher operating costs as a percentage of sales at our NDCs driven from the decline in sales.

        Selling, General and Administrative Expenses.    SG&A expenses decreased by $27.7 million, or 8.0%, to $316.1 million in 2009 from $343.8 million in 2008. As a percentage of net sales, SG&A increased 100 basis points to 29.8% for 2009 compared to 28.8% for 2008. The increase in SG&A expenses as a percentage of sales is primarily due to $3.8 million in increased bad debt expense primarily associated with a customer seeking Chapter 11 bankruptcy protection, $2.3 million in additional severance and distribution center closing costs associated with our distribution and operational initiatives (such as headcount reductions, consolidation of certain distribution centers and closing of underperforming professional contractor centers), the write-off of $0.7 million in deferred acquisition costs due to the adoption of a new accounting standard on business combinations and higher occupancy costs on a lower sales base. We have also increased our accounts receivable reserve to adjust for higher levels of risk in our portfolio stemming from an unprecedented market and credit environment. These costs were partially offset by the cost savings derived from the reduction in workforce in the fourth quarter of 2008 and the first quarter of 2009, the closing of underperforming professional contractor centers and consolidation of certain distribution centers during the last six months of 2008 and the first nine months of 2009, and various other efforts aimed at reducing costs.

        Depreciation and Amortization.    Depreciation and amortization expense increased by $1.7 million, or 10.2%, to $18.6 million in 2009 from $16.9 million in 2008. As a percentage of net sales, depreciation and amortization was 1.8%, 40 basis points higher than the 1.4% rate in 2008. These increases were due to higher depreciation resulting from our higher capital spending over the last three years associated with our information technology infrastructure and distribution center consolidation and integration efforts. In 2009, we had $12.6 million of depreciation and $6.0 million of amortization compared to $11.1 million and $5.8 million in 2008, respectively.

        Operating Income.    As a result of the foregoing, operating income decreased by $29.7 million, or 33.4%, to $59.2 million in 2009 from $89.0 million in 2008.

        Gain on Extinguishment of Debt.    Gain on extinguishment of debt was $1.3 million in 2009 compared to $2.8 million in 2008. During 2009, we repurchased $36.4 million of our 8 1/8% senior subordinated notes at an average of 93.8% of par, or $34.2 million, including fees. In addition, we repaid $60.2 million of our term loan ahead of schedule. In connection with the repurchase of our 8 1/8% senior subordinated notes and the term loan payment, we recorded a gain on extinguishment of debt of $1.3 million net of $0.1 million and $0.9 million in original issue discount and deferred financing costs written-off, respectively. In December 2008, we repurchased $12.9 million of our 8 1/8% senior subordinated notes at 77 3/8% of par, or $10.0 million. In connection with the December 2008 repurchase of our 8 1/8% senior subordinated notes, we recorded a gain on extinguishment of debt of $2.8 million net of $0.1 million in deferred financing costs written-off.

        Interest Expense.    Interest expense decreased by $9.4 million to $19.0 million in 2009 from $28.5 million in 2008. This decrease was primarily due to $97.7 million in lower debt balances outstanding compared to last year associated with the repayments of our term loan and the repurchase of our 8 1/8% senior subordinated notes as well as lower interest rates.

        Interest and Other Income.    Interest and other income decreased by $0.5 million to $1.7 million in 2009 from $2.2 million in 2008. This decrease was primarily attributable to lower interest income associated with lower interest rates earned on cash and cash equivalents balances.

        Provision for Income Taxes.    The provision for income taxes was $17.1 million in 2009 compared to a provision of $24.6 million in 2008. The effective tax rate for 2009 increased by 200 basis points to 39.6% compared to 37.6% for 2008. The increase in the effective tax rate was due to the decrease in the benefit recognized associated with previously unrecognized tax benefits and the write-off of deferred tax assets associated with share-based compensation arising from stock options that were forfeited due to employee terminations, as well as the decrease in tax exempt interest recorded. During 2009, we resolved an uncertain tax position with regards to one state tax jurisdiction, and we made an adjustment of $0.1 million, which favorably impacted our effective tax rate for the year. This compares to the $0.8 million we derecognized related to uncertain tax positions during 2008.

Fiscal Year Ended December 26, 2008 Compared to Fiscal Year Ended December 28, 2007

        Overview.    During 2008, our sales declined 3.5% and organic sales declined 4.3%. We believe this decline was in part associated with the widely reported general economic downturn and credit crisis.

Sales to customers in our facilities maintenance end-market, which made up 69% of our total sales and included multi-family housing and institutional MRO customers, declined 0.3% during 2008 compared to 2007. Sales to our professional contractor and specialty distributor customers, which represented 19% and 12% of our total sales, respectively, declined 12.1% and 6.6%, respectively. Sales to these customers continued to be impacted by the prolonged declines in residential new construction and renovations activity.

        Net income as a percentage of net sales was 3.4% in 2008 compared to 4.1% in 2007. The decline in net income was a result of lower sales, costs associated with our operational initiatives, such as employee separation benefits and closing underperforming professional contractor showrooms. In addition, we incurred higher bad debt expense and higher rent and other occupancy costs, which were driven by our Auburn, Massachusetts, and Richmond, Virginia distribution center consolidations. These higher costs were offset in part by decreases in compensation and fringe benefits, performance-based bonus and share-based compensation expense and lower interest expense associated with lower interest rates.

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

        Gross Profit.    Gross profit decreased by $24.3 million, or 5.1%, to $449.6 million in 2008 from $473.9 million in 2007 as a direct result of the decrease in sales as well as the decline of gross profit margin during the year. Gross profit margins decreased 60 basis points to 37.6% in 2008 from 38.2% in 2007. This decrease in our gross profit margins was primarily related to a decline in our direct selling gross margins, lower gross profit dollars associated with our supplier programs such as payment discounts and volume based purchase discounts, and higher costs included in gross profit associated with the cost of adding a new west coast NDC.

        Selling, General and Administrative Expenses.    SG&A expenses decreased by $1.5 million, or 0.4%, to $343.8 million in 2008 from $345.3 million in 2007. As a percentage of net sales, SG&A increased 90 basis points to 28.8% for 2008 compared to 27.9% for 2007. The increase in SG&A expenses as a percentage of sales was primarily comprised of (1) 40 basis points for higher occupancy related costs, such as rent expense; (2) 20 basis points for costs associated with our operational initiatives, such as headcount reduction and closing underperforming professional contractor showrooms; (3) 20 basis points for higher bad debt expense resulting from the tight credit market; and (4) 10 basis points for project expenses associated with the consolidation of distribution operations in Auburn, Massachusetts, and Richmond, Virginia. These costs were offset in part by lower performance-based bonus and share-based compensation expense.

        Depreciation and Amortization.    Depreciation and amortization expense increased by $2.4 million, or 16.3%, to $16.9 million in 2008 from $14.5 million in 2007. As a percentage of net sales, depreciation and amortization was 1.4% or 20 basis points higher than the 1.2% rate in 2007. These increases were due to higher depreciation resulting from our higher capital spending associated with our information technology infrastructure and distribution center consolidation and integration efforts. In 2008, we had $11.1 million of depreciation and $5.8 million of amortization compared to $8.9 million and $5.6 million in 2007, respectively.

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

        Provision for Income Taxes.    The provision for income taxes was $24.6 million in 2008 compared to a provision of $32.5 million in 2007. The effective tax rate for 2008 decreased by 130 basis points to 37.6% compared to 38.9% for 2007. The decrease in the effective tax rate was primarily due to the decrease in a liability associated with previously unrecognized tax benefits, as well as the increase in tax exempt interest recorded. During 2008, we obtained resolutions on the uncertain tax positions that we took for two states and determined that we no longer needed the full amount of the accruals that we had established. As such, we made the appropriate adjustments, of which $0.8 million favorably impacted our effective tax rate for the year.

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

        As of December 25, 2009, we had $150.7 million of 8 1/8% senior subordinated notes due 2014 and a $330.0 million bank credit facility. The 8 1/8% senior subordinated notes mature on June 15, 2014 and interest is payable on June 15 and December 15 of each year. As of December 25, 2009, the 8 1/8% senior subordinated notes had an estimated fair market value of $151.4 million or 100.5% of par. The bank credit facility consists of a $230.0 million 7-year term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit. As of December 25, 2009, we had $9.5 million of letters of credit issued under the revolving credit facility and $154.2 million of aggregate principal outstanding under the term loan facility.

        The debt instruments of Interline New Jersey, primarily the credit facility entered into on June 23, 2006 and the indenture governing the terms of the 8 1/8% senior subordinated notes, contain significant restrictions on the payment of dividends and distributions to us by Interline New Jersey. Interline New Jersey's credit facility allows it to pay dividends, make distributions to us or make investments in us in an aggregate amount not to exceed $2.0 million during any fiscal year, so long as Interline New Jersey is not in default or would be in default as a result of such payments. In addition, ordinary course distributions for overhead (up to $3.0 million annually) and taxes are permitted, as are annual payments of up to $7.5 million in respect of our stock option or other benefit plans for management or employees and (provided Interline New Jersey is not in default) aggregate payments of up to $40.0 million depending on the pro forma net leverage ratio as of the last day of the previous quarter. In addition, the indenture for the 8 1/8% senior subordinated notes generally restricts the ability of Interline New Jersey to pay distributions to us and to make advances to, or investments in, us to an amount generally equal to 50% of the net income of Interline New Jersey, plus an amount equal to the net proceeds from certain equity issuances, subject to compliance with a leverage ratio and no default having occurred and continuing. The indenture also contains certain permitted exceptions including (1) allowing us to pay our franchise taxes and other fees required to maintain our corporate existence, to pay for general corporate and overhead expenses and to pay expenses incurred in connection with certain financing, acquisition or disposition transactions, in an aggregate amount not to exceed $10.0 million per year; (2) allowing certain tax payments; and (3) allowing certain permitted distributions up to $75 million. For a further description of the credit facility, see "Credit Facility" below.

Financial Condition

        Working capital decreased by $56.9 million to $297.3 million as of December 25, 2009 from $354.2 million as of December 26, 2008. The decrease in working capital was primarily related to lower inventory balances and higher accounts payable balances resulting from lower sales and improved working capital management.

Cash Flow

        Operating Activities.    Net cash provided by operating activities was $144.3 million during the year ended December 25, 2009 compared to net cash provided by operating activities of $56.2 million and $57.7 million during the years ended December 26, 2008 and December 28, 2007, respectively.

        Net cash provided by operating activities of $144.3 million during the year ended December 25, 2009 primarily consisted of net income of $26.1 million, adjustments for non-cash items of $40.0 million and cash provided by working capital items of $78.0 million. Adjustments for non-cash items primarily consisted of $19.2 million in depreciation and amortization of property, equipment and intangible assets, including $0.6 million of depreciation recorded within cost of sales, $10.5 million in provisions for doubtful accounts, $5.7 million in deferred income taxes, $3.8 million in share-based compensation, $1.1 million in amortization of debt issuance costs and the write-off of $0.7 million in deferred acquisition costs due to the adoption of a new accounting standard on business combinations offset by $1.3 million in net gain from the repurchase of $36.4 million of our 8 1/8% senior subordinated notes and the repayment of $60.2 million of our term debt. The cash provided by working capital items primarily consisted of $38.1 million from decreased inventory levels as a result of decreased purchases associated with lower demand, $17.7 million from increased trade payables balances as a result of the timing of purchases and related payments, $9.2 million generated from trade receivables resulting from increased collections and the decline in sales, $5.9 million from accrued expenses arising from the timing of the payment of certain expenses primarily from severance and distribution center closing costs associated with our previously discussed operational initiatives, such as headcount reductions, consolidation of certain distribution centers and closing of underperforming professional contractor centers as well as higher accrued compensation and related benefits at period-end, $4.3 million from decreased prepaid expenses and other current assets primarily from lower rebates from vendors on lower purchases and $2.7 million from the increase in income taxes.

        Net cash provided by operating activities during the year ended December 26, 2008 of $56.2 million primarily consisted of net income of $40.8 million and adjustments for non-cash items of $25.8 million offset by cash used in working capital of $9.6 million. Adjustments for non-cash items primarily consisted of $17.4 million in depreciation and amortization of property, equipment and intangible assets, including $0.5 million of depreciation recorded within cost of sales, $3.8 million in share-based compensation, $6.7 million in provisions for doubtful accounts and $1.1 million in amortization of debt issuance costs offset by $2.8 million in net gain from the repurchase of $12.9 million of our 8 1/8% senior subordinated notes. The cash used in working capital consisted of increased inventory levels of $19.1 million as a result of lower sales in the latter part of the year as well as increased inventory to stock our west coast NDC in Salt Lake City, Utah, and new MRO product offerings for our institutional facilities maintenance customers, increased accrued expenses primarily from lower accrued compensation and related benefits of $6.8 million and overpayment of estimated income taxes of $2.6 million due to lower net income than expected. These uses in cash were partially offset by $10.3 million generated from trade receivables resulting from increased collections and the decline in sales and increased trade payables balances of $6.9 million as a result of the increased inventory levels and the timing of related payments for this inventory.

        Net cash provided by operating activities during the year ended December 28, 2007 of $57.7 million primarily consisted of net income of $51.0 million and adjustments for non-cash items of $26.4 million offset by cash used in working capital to support the growth of our business of $18.5 million. Adjustments for non-cash items primarily consisted of $15.1 million in depreciation and amortization of property, equipment and intangible assets, including $0.6 million of depreciation recorded within cost of sales, $5.4 million in share-based compensation, $4.3 million in provisions for doubtful accounts and $1.1 million in amortization of debt issuance costs. The primary sources of cash used in working capital were trade receivables of $15.0 million on sales from growth our facility maintenance customers, lower trade payable on lower purchase volume of $6.8 million, and decreased accrued expenses and accrued interest due to timing of $4.4 million and $2.7 million, respectively, partially offset the decrease in inventory of $11.1 million on improved inventory turns and lower inventory needs associated with lower sales demand from our professional contractor and specialty distributor customers.

        Investing Activities.    Net cash used in investing activities was $14.5 million during the year ended December 25, 2009 compared to net cash provided by investing activities of $17.7 million during the year ended December 26, 2008 and net cash used in investing activities of $64.2 million during the year ended December 28, 2007.

        Net cash used in investing activities during the year ended December 25, 2009 was attributable to $11.2 million in capital expenditures made in the ordinary course of business, $1.9 million in costs related to purchases of businesses primarily associated with earn-out provisions related to the acquisition of Eagle and $1.5 million in net purchases of short-term investments comprised of pre-refunded municipal bonds secured by U.S. Treasury securities.

        Net cash provided by investing activities during the year ended December 26, 2008 was attributable to $48.5 million in net sales of short-term investments comprised of tax exempt auction rate securities and variable rate demand notes offset by $20.6 million in capital expenditures made in the ordinary course of business and $10.2 million in costs related to purchases of businesses, net of cash acquired, including $9.6 million for Eagle.

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

        Financing Activities.    Net cash used in financing activities totaled $93.6 million during the year ended December 25, 2009 compared to net cash used in financing activities of $15.8 million during the year ended December 26, 2008 and net cash provided by financing activities of $4.4 million during the year ended December 28, 2007.

        Net cash used in financing activities during the year ended December 25, 2009 was primarily attributable to our repayment of $61.8 million of term debt and capital lease obligations and our repurchase of $36.4 million of our 8 1/8% senior subordinated notes at an average of 93.8% of par, or $34.2 million offset by the net increase in purchase card payable of $1.4 million and $1.0 million of proceeds from stock options exercised and excess tax benefits from share-based compensation, net of treasury stock acquired to satisfy minimum statutory tax withholding requirements resulting from the vesting or exercising of equity awards.

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

Capital Expenditures

        Capital expenditures were $11.2 million in 2009, $20.6 million in 2008 and $14.9 million in 2007. Capital expenditures as a percentage of net sales were 1.1%, 1.7% and 1.2% in 2009, 2008 and 2007, respectively.

        Capital expenditures during 2009 were driven primarily by the continued consolidation of our distribution center network including the investments in larger more efficient distribution centers. In addition, during 2009, we acquired $3.0 million of property in the form of leasehold improvements through lease incentives associated with our corporate headquarters in Jacksonville, Florida and our San Bernardino, California distribution center.

        Capital expenditures during 2008 were primarily made for the upgrade of our telecommunications network, the consolidation of our distribution center network, the purchase of warehouse equipment and overall investments in our information technology solutions.

        Capital expenditures during 2007 were associated with the expansion of existing distribution centers and warehouse equipment and investments in our information technology necessary for the integration of our AmSan acquisition.

Credit Facility

        Borrowings under the term loan and the revolving credit facility bear interest, at Interline New Jersey's option, at either LIBOR plus 1.75% or at the alternate base rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus 0.75%. As of December 25, 2009, the interest rate in effect with respect to the term loan was 2.02% for the LIBOR option and 4.00% for the alternate base rate option. Outstanding letters of credit under the revolving credit facility are subject to a per annum fee equal to the applicable margin under the revolving credit facility. The interest rate margin is subject to pricing adjustments at the end of each fiscal quarter based on the ratio of net total indebtedness to consolidated EBITDA as defined by the credit facility. The term loan matures on June 23, 2013 and the revolving loan facility matures on June 23, 2012. Amounts under the term loan were originally due and payable in quarterly installments equal to 1.0% of the original principal amount on an annual basis through June 23, 2013, with the balance payable in one final installment at the maturity date. As a result of our repayments of borrowings on our term debt, we are not required to make another principal payment until the debt matures in 2013.

        The bank credit facility, which is secured by substantially all of the assets of Interline New Jersey and is guaranteed by us and by the domestic subsidiaries of Interline New Jersey, contains affirmative, negative and financial covenants that limit Interline New Jersey's ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain certain financial ratios as of the last day of each fiscal quarter, including a minimum ratio based on an adjusted and consolidated EBITDA to consolidated cash interest expense and a maximum ratio of net total indebtedness to an adjusted consolidated EBITDA. As of December 25, 2009, the maximum ratio of net total indebtedness to adjusted consolidated EBITDA as defined by the credit facility was 3.5 times. Interline New Jersey and the Company were in compliance with all covenants at December 25, 2009.

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

Liquidity

        Historically, our capital requirements have been for debt service obligations, working capital requirements, including inventory, accounts receivable and accounts payable, acquisitions, the expansion and maintenance of our distribution network and upgrades of our information technology. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through cash flow generated from operating activities and funds borrowed under our credit facility. We expect our cash on hand as well as cash flow from operations and loan availability under our credit facility to be our primary source of funds in the future. Letters of credit, which are issued under the revolving loan facility under our credit facility, are used to support payment obligations incurred for our general corporate purposes.

        As of December 25, 2009, we had $24.3 million of availability under our $100.0 million revolving credit facility after the limitation under the bank credit facility's ratio of net total indebtedness to adjusted consolidated EBITDA, as defined by the credit facility. Prior to December 26, 2008, one of the financial institutions that support our revolving credit facility failed, effectively limiting the size of the revolver commitment to $83.0 million. In the fourth quarter of 2009, that institution's commitment was assumed by another lender. As a result, our current revolver commitment is again $100.0 million. As of December 25, 2009, we had $100.7 million of total cash on hand and permitted investments (including $25.0 million to be netted against debt for purposes of covenant compliance).

        We believe that cash and cash equivalents on hand, cash flow from operations and available borrowing capacity under our credit facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations in the foreseeable future.

Contractual Obligations and Off-Balance Sheet Arrangements

        The following table sets forth our contractual obligations as of December 25, 2009 (in thousands):

	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
Term debt	$155,815	$1,590	$—	$154,225	$—
8 1/8% senior subordinated notes	150,681	—	—	150,681	—
Revolving credit facility(1)	—	—	—	—	—
Interest	71,967	15,896	31,476	24,595	—
Operating leases	93,837	21,941	30,591	18,895	22,410
Capital leases	238	234	4	—	—
Employment agreements	5,607	4,481	1,126	—	—
Deferred compensation and retirement plans	797	106	212	212	267

Total contractual cash obligations(2)(3)	$478,942	$44,248	$63,409	$348,608	$22,677

(1)
Our senior secured credit facility includes a revolving credit facility. As of December 25, 2009, we had $9.5 million in letters of credit issued under the revolving credit facility. See Liquidity and Capital Resources above for more information.

(2)
Trade accounts payable of $86.0 million are excluded from the table but generally payable within 30 to 60 days. Accrued interest payable which is currently recorded as a liability is also excluded from the table. See Item 8. Financial Statements and Supplementary Data and the accompanying audited consolidated financial statements.

(3)
As more fully disclosed in Note 16. Income Taxes to our audited consolidated financial statements included in this report, as of December 25, 2009, we have recognized $0.2 million of liabilities for unrecognized tax benefits of which less than $0.1 million related to penalties and interest. As of December 25, 2009, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

        As of December 25, 2009, except for operating leases and letters of credit, we had no material off-balance sheet arrangements.

Critical Accounting Policies

        In preparing the consolidated financial statements in conformity with US GAAP, we are required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, we evaluate these estimates and assumptions. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable at the time we make the estimates and assumptions. Actual results may differ from these estimates and assumptions under different circumstances or conditions. The significant accounting policies that we believe are the most critical in order to fully understand and evaluate our financial position and results of operations include the following policies.

Revenue Recognition

        While our recognition of revenue is predominantly derived from routine transactions and does not involve significant judgment, revenue recognition represents an important accounting policy for us. We recognize a sale when the product has been shipped and risk of loss has passed to the customer, collection of the resulting receivable is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. Sales are recorded net of estimated discounts, rebates and returns. A portion of our sales is delivered directly from the supplier to our customers. These direct-shipment sales are recorded on a gross basis with the corresponding cost of goods sold. We provide limited product return and protection rights to certain customers. We accrue product return reserves. The provision is made for estimated product returns based on sales volumes and our experience. Actual returns have not varied materially from amounts provided historically.

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

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability to collect outstanding amounts from customers. The allowance includes specific amounts for those accounts that are likely to be uncollectible, such as accounts of customers in bankruptcy and general allowances for those accounts that management currently believes to be collectible but may later become uncollectible. Estimates are used to determine the allowance for bad debts and are based on historical collection experience, current economic trends, credit worthiness of customers and changes in customer payment terms. Adjustments to credit limits are made based upon payment history and our customers' current credit worthiness. If the financial condition of our customers were to deteriorate, additions to the allowance may be needed that will increase selling, general and administrative expenses and decrease accounts receivable.

Valuation of Excess and Obsolete Inventory

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

Share-Based Compensation

        Under the fair value recognition provisions of US GAAP, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of restricted stock awards, restricted share units, depending on the grant, and deferred stock units is based on the fair market values of the underlying stock on the dates of grant. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate, estimated forfeitures and expected dividends.

        We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We estimate the volatility of our common stock based on the historical performance of our common stock. We base the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. See Note 12. Share-Based Compensation to our audited consolidated financial statements included in this report.

        If we use different assumptions for estimating stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, the change in our stock-based compensation expense could materially affect our operating income, net income and net income per share.

Income Taxes

        Significant judgment is required in determining our provision for income taxes, current tax assets and liabilities, deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to realize future benefit from our deferred tax assets. A valuation allowance is established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning opportunities. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.

        Our accounting for income taxes requires us to exercise judgment for known issues under discussion with tax authorities and transactions yet to be settled. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, changes in regulatory tax laws, or interpretation of those tax laws, or expiration of statutes of limitation. However, based on the number of jurisdictions, the uncertainties associated with litigation and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, there is a high degree of uncertainty regarding the future cash outflows associated with these tax uncertainties. See Note 16. Income Taxes to our audited consolidated financial statements included in this report.

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

Legal Contingencies

        From time to time, in the course of our business, we become involved in legal proceedings. In accordance with US GAAP, if it is probable that, as a result of a pending legal claim, an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss is estimable, an accrual for the costs to resolve the claim is recorded in accrued expenses in our balance sheets. Professional fees related to legal claims are included in selling, general and administrative expenses in our statements of operations. Management, with the assistance of outside counsel, determines whether it is probable that a liability from a legal claim has been incurred and estimates the amount of loss. The analysis is based upon potential results, assuming a combination of litigation and settlement strategies. As discussed in Note 14. Commitments and Contingencies to our audited consolidated financial statements included in this report, management does not believe that currently pending proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions related to these proceedings.

Certifications

        Our Chief Executive Officer has certified to the NYSE that he is not aware of any violations by the Company of NYSE corporate governance listing standards. We have included as exhibits to this Annual Report on Form 10-K certificates of our Chief Executive Officer and Chief Financial Officer certifying the quality of our public disclosure.

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

Interest Rate Risk

        Our variable rate term debt is sensitive to changes in the general level of interest rates. As of December 25, 2009, the interest rate in effect with respect to our $154.2 million variable rate term debt was 2.02% for the LIBOR option and 4.00% for the alternate base rate option. While our variable rate term debt obligations expose us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance or results of operations. Based on the outstanding variable rate term debt as of December 25, 2009, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $1.5 million pre-tax change to our statement of operations.

        The fair market value of our fixed rate debt is subject to interest rate risk. As of December 25, 2009, the estimated fair market value of our $150.7 million 8 1/8% senior subordinated notes was $151.4 million or 100.5% of par.

Foreign Currency Exchange Risk

        The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of December 25, 2009.

Derivative Financial Instruments

        As of December 25, 2009, we did not have any interest rate swap exchange agreements, or swaps. Historically, we have entered into derivative financial instruments from time to time, including interest rate exchange agreements, to manage our exposure to fluctuations in interest rates on our debt. Under our former swap agreements, we paid a fixed rate on the notional amount to our banks and the banks paid us a variable rate on the notional amount equal to a base LIBOR rate.

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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 25, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 25, 2009, our disclosure controls and procedures were effective to (1) ensure that material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, under the Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 25, 2009.

        The report of our independent registered public accounting firm related to the effectiveness of internal control over financial reporting is included on page F-1 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        No change in our internal control over financial reporting occurred during the quarter ended December 25, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Our disclosure controls are designed to provide reasonable assurance of achieving their objectives. Based on our evaluation of the effectiveness of our internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 25, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

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

      See Exhibit Index beginning on page 52

ITEM 16.    Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLINE BRANDS, INC.
/s/ MICHAEL J. GREBE Michael J. Grebe Chief Executive Officer and President
Date: February 23, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. GREBE Michael J. Grebe	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 23, 2010
/s/ JOHN A. EBNER John A. Ebner	Chief Financial Officer and Treasurer (Principal Accounting Officer and Principal Financial Officer)	February 23, 2010
/s/ GIDEON ARGOV Gideon Argov	Director	February 23, 2010
/s/ MICHAEL E. DEDOMENICO Michael E. DeDomenico	Director	February 23, 2010
/s/ JOHN J. GAVIN John J. Gavin	Director	February 23, 2010
/s/ BARRY J. GOLDSTEIN Barry J. Goldstein	Director	February 23, 2010
/s/ ERNEST K. JACQUET Ernest K. Jacquet	Director	February 23, 2010

Signature	Title	Date

/s/ RANDOLPH W. MELVILLE Randolph W. Melville	Director	February 23, 2010
/s/ CHARLES W. SANTORO Charles W. Santoro	Director	February 23, 2010
/s/ DREW T. SAWYER Drew T. Sawyer	Director	February 23, 2010

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of December 21, 2004, by and among Interline New Jersey, the Company and Interline Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
2.3
Securities Purchase Agreement, dated as of May 23, 2006, by and among American Sanitary Incorporated, AmSan, LLC, Golder, Thoma, Cressey, Rauner Fund V, L.P., GTCR Associates V, GTCR Capital Partners, L.P. and Interline New Jersey (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 10, 2006).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form S-3 Registration Statement filed on May 24, 2006 (No. 333-134415)).
3.2	Second Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on March 23, 2009).
4.1
Form of Specimen Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company's Amendment No. 4 to Form S-1 Registration Statement filed on December 3, 2004 (No. 333-116482)).
4.2
Credit Agreement, dated as of June 23, 2006, among the Company, Interline New Jersey, as borrower, the lenders party therein, JPMorgan Chase Bank, N.A., as administrative agent, Lehman Commercial Paper Inc., as syndication agent, Credit Suisse, Bank of America, N.A., Wachovia Bank, National Association and SunTrust Bank, each as a co-documentation agent and J.P. Morgan Securities Inc. and Lehman Brothers Inc. as joint bookrunners and joint-lead arrangers (furnished herewith).
4.3
Guarantee and Collateral Agreement, dated as of June 23, 2006, among the Company, Interline New Jersey, certain subsidiaries of Interline New Jersey and JPMorgan Chase Bank, N.A., as collateral agent (furnished herewith).
4.4
Subordinated Debt Indenture, dated as of June 23, 2006, among Interline New Jersey, the Company, as guarantor, certain subsidiaries of the Company and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on June 27, 2006).
4.5
First Supplemental Indenture, dated as of June 23, 2006, among Interline New Jersey, the Company, as guarantor, certain subsidiaries of the Company and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on June 27, 2006).
4.6
Second Supplemental Indenture, dated as of July 3, 2006, by and among Interline New Jersey, the Company, AmSan, LLC, as a subsidiary guarantor, certain other subsidiaries of the Company and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 10, 2006).
4.7
Third Supplemental Indenture, dated as of September 29, 2009, by and among Interline New Jersey, the Company, Eagle Maintenance Supply, Inc. as a subsidiary guarantor, certain other subsidiaries of the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (furnished herewith).
4.8
Supplement No.1, dated as of July 3, 2006, to the Guarantee and Collateral Agreement, dated June 23, 2006, between AmSan, LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 10, 2006).

4.9	Supplement No. 2, dated as of September 25, 2009, to the Guarantee and Collateral Agreement, dated June 23, 2006, between Eagle Maintenance Supply, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (furnished herewith).
4.10
Rights Agreement, dated as of March 22, 2009, by and between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 23, 2009).
4.11
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on March 23, 2009 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 23, 2009).
10.1
Amended and Restated Shareholders' Agreement, dated as of September 29, 2000, among Interline New Jersey and certain of its shareholders (incorporated by reference to Exhibit 9.1 to the Company's Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.2
Amendment No. 1 to Amended and Restated Shareholders' Agreement, dated as of March 15, 2004, among Interline New Jersey and certain of its shareholders (incorporated by reference to Exhibit 9.2 to the Company's Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.3
Amendment No. 2 to Amended and Restated Shareholders' Agreement, dated as of December 21, 2004, among Interline New Jersey and certain of its shareholders (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.4
2000 Stock Award Plan, as amended and restated July, 2000 (incorporated by reference to Exhibit 10.24 to Interline Brands, Inc.'s Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.5
Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement for its annual meeting of stockholders held on May 8, 2008 (No. 001-32380)).
10.6	Form of Stock Option Agreement (executive) (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.7	Form of Stock Option Agreement (non-executive) (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.8
Form of Non-Employee Directors Option Agreement (incorporated by reference to Exhibit 10.45 to the Company's Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.9	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report filed on Form 8-K on March 17, 2006).
10.10	Amendment to Restricted Share Unit Award Agreements (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.11	Form of Time-Based Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).

10.12	Form of Deferred Stock Unit Agreement and Notice of Election for Non-employee Directors (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2005).
10.13
Amendment to Deferred Stock Unit Award Agreements for Non-employee Directors (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.14
Form of Management Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.44 to the Company's Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.15
Form of Non-Employee Directors Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.46 to the Company's Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.16	Executive Cash Incentive Plan (incorporated by reference to Appendix B to the Company's definitive proxy statement for its annual meeting of stockholders held on May 11, 2006 (No. 001-32380)).
10.17
Employment Agreement, dated as of August 13, 2004, by and between Interline New Jersey and Michael J. Grebe (incorporated by reference to Exhibit 10.32 to the Company's Amendment No. 2 to Form S-1 Registration Statement filed on September 27, 2004 (No. 333-116482)).
10.18
Amendment One to Employment Agreement, dated as of December 2, 2004, by and between Interline New Jersey and Michael J. Grebe (incorporated by reference to Exhibit 10.37 to the Company's Amendment No. 4 to Form S-1 Registration Statement filed on December 3, 2004 (No. 333-116482)).
10.19
Amendment to Employment Agreement, dated as of December 31, 2008, by and between Interline New Jersey and Michael J. Grebe (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.20
Incentive Stock Option Agreement of Michael J. Grebe, dated as of May 16, 2000 (incorporated by reference to Exhibit 10.11 to the Company's Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.21
Employment Agreement, dated as of August 13, 2004, by and between Interline New Jersey and William E. Sanford (incorporated by reference to Exhibit 10.31 to the Company's Amendment No. 2 to Form S-1 Registration Statement filed on September 27, 2004 (No. 333-116482)).
10.22
Amendment One to Employment Agreement, dated as of December 2, 2004, by and between Interline New Jersey and William E. Sanford (incorporated by reference to Exhibit 10.38 to the Company's Amendment No. 4 to Form S-1 Registration Statement filed on December 3, 2004 (No. 333-116482)).
10.23
Incentive Stock Option Agreement, dated as of May 16, 2000, by and between Wilmar Industries, Inc. and William E. Sanford (incorporated by reference to Exhibit 10.5 to the Company's Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.24
Separation Agreement and General Release of All Claims, dated June 14, 2008, by and between Interline Brands, Inc. and William E. Sanford (incorporated by reference to Exhibit 10.1 to the Company's Current Report filed on Form 8-K on June 17, 2008).

10.25	Employment Agreement, dated as of July 25, 2005, by and between Interline New Jersey and Thomas J. Tossavainen (incorporated by reference to Exhibit 10.55 of the Company's Amendment No. 2 to Form S-1 filed on August 1, 2005 (No. 333-126515)).
10.26
Amendment to Employment Agreement, dated as of December 31, 2008, by and between Interline New Jersey and Thomas J. Tossavainen (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.27
Employment Agreement, dated April 30, 2007, by and between Interline New Jersey and Kenneth D. Sweder (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.28
First Amendment to Employment Agreement, dated October 20, 2008, by and between Interline New Jersey and Kenneth D. Sweder (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.29
Amendment to Employment Agreement, dated as of December 31, 2008, by and between Interline New Jersey and Kenneth D. Sweder (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.30
Change in Control Severance Agreement, dated April 30, 2007, by and between the Company and Kenneth D. Sweder (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.31
First Amendment to Change in Control Severance Agreement, dated October 20, 2008, by and between the Company and Kenneth D. Sweder (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.32
Restricted Share Unit Agreement under the 2004 Equity Incentive Plan, dated as of October 20, 2008, by and between Kenneth D. Sweder and Interline New Jersey (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.33
Employment Agreement, dated as of January 7, 2004, by and between Interline New Jersey and Fred Bravo (incorporated by reference to Exhibit 10.25 to the Company's Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.34
Amendment to Employment Agreement, dated September 27, 2004, by and between Interline New Jersey and Fred Bravo (incorporated by reference to Exhibit 10.34 to the Company's Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.35
Amendment to Employment Agreement, dated as of December 2, 2004, by and between Interline New Jersey and Fred Bravo (incorporated by reference to Exhibit 10.40 to the Company's Amendment No. 4 to Form S-1 Registration Statement filed on December 3, 2004 (No. 333-116482)).
10.36
Amendment to Employment Agreement, dated as of December 31, 2008, by and between Interline New Jersey and Fred Bravo (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.37
Employment Agreement, dated as of January 7, 2004, by and between Interline New Jersey and Pamela L. Maxwell (incorporated by reference to Exhibit 10.26 to the Company's Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).

10.38	Amendment to Employment Agreement, dated as of September 27, 2004, by and between Interline New Jersey and Pamela L. Maxwell (incorporated by reference to Exhibit 10.36 to the Company's Amendment No. 2 to Form S-1 Registration Statement filed on September 27, 2004 (No. 333-116482)).
10.39
Amendment One to Employment Agreement, dated as of December 2, 2004, by and between Interline New Jersey and Pamela L. Maxwell (incorporated by reference to Exhibit 10.37 to the Company's Amendment No. 4 to Form S-1 Registration Statement filed on December 3, 2004 (No. 333-116482)).
10.40
Amendment to Employment Agreement, dated as of December 31, 2008, by and between Interline New Jersey and Pamela L. Maxwell (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.41
Employment Agreement, dated as of January 14, 2004, by and between Interline New Jersey and James A. Spahn (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.42
Amendment to Employment Agreement, dated as of October 28, 2004, by and between Interline New Jersey and James A. Spahn (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.43
Amendment to Employment Agreement, dated as of December 31, 2008, by and between Interline New Jersey and James A. Spahn (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.44	Employment Agreement, dated as of October 30, 2006, by and between Interline New Jersey and Lucretia D. Doblado (furnished herewith).
10.45	Amendment to Employment Agreement, dated as of March 23, 2007, by and between Interline New Jersey and Lucretia D. Doblado (furnished herewith).
10.46	Amendment to Employment Agreement dated as of December 31, 2008, by and between Interline New Jersey and Lucretia D. Doblado (furnished herewith).
10.47
Employment Agreement, dated as of January 8, 2010, by and between Interline New Jersey and John A. Ebner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 14, 2010).
10.48
Change in Control Severance Agreement, dated as of January 8, 2010, by and between the Company and John A. Ebner (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 14, 2010).
10.49	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2006).
10.50	Form of Amendment to Change in Control Severance Agreement (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.51
Management Agreement, dated May 16, 2000, by and between Wilmar Industries, Inc. and Parthenon Capital, Inc. (incorporated by reference to Exhibit 10.41 to the Company's Amendment No. 4 to Form S-1 Registration Statement filed on December 3, 2004 (No. 333-116482)).

10.52	Amendment to Management Agreement, dated September 29, 2000, by and between Wilmar Industries, Inc. and Parthenon Capital, Inc. (incorporated by reference to Exhibit 10.42 to the Company's Amendment No. 4 to Form S-1 Registration Statement filed on December 3, 2004 (No. 333-116482)).
11.1
Computation of earnings per share information (contained in Note 2 to the Consolidated Financial Statements included in this Annual Report of Form 10-K for the fiscal year ended December 25, 2009) (furnished herewith).
12.1	Statements regarding computation of ratios of earnings to fixed charges and earnings to combined fixed charges and preferred dividends of the Company (furnished herewith).
21.1	List of Subsidiaries of the Company (furnished herewith).
23.1	Consent of Deloitte & Touche LLP (furnished herewith).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
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
Jacksonville, Florida

        We have audited the accompanying consolidated balance sheets of Interline Brands, Inc. and subsidiaries (the "Company") as of December 25, 2009 and December 26, 2008, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 25, 2009. We also have audited the Company's internal control over financial reporting as of December 25, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interline Brands, Inc. and subsidiaries as of December 25, 2009 and December 26, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP Certified Public Accountants Jacksonville, Florida February 23, 2010

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 25, 2009 AND DECEMBER 26, 2008

(in thousands, except share and per share data)

	December 25, 2009	December 26, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$99,223	$62,724
Short-term investments	1,479	—
Accounts receivable—trade (net of allowance for doubtful accounts of $12,975 and $12,140)	120,004	139,522
Inventory	173,422	211,200
Prepaid expenses and other current assets	18,552	22,884
Prepaid income taxes	—	1,452
Deferred income taxes	16,459	19,010

Total current assets	429,139	456,792
Property and equipment, net	46,804	46,033
Goodwill	319,006	317,117
Other intangible assets, net	124,835	132,787
Other assets	9,054	10,119

Total assets	$928,838	$962,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$85,982	$68,255
Accrued expenses and other current liabilities	41,715	31,394
Accrued interest	1,050	1,072
Income taxes payable	1,285	—
Current portion of long-term debt	1,590	1,625
Capital lease—current	222	239

Total current liabilities	131,844	102,585
Long-Term Liabilities:
Deferred income taxes	40,369	37,210
Long-term debt, net of current portion	304,088	401,765
Capital lease—long term	4	226
Other liabilities	798	989

Total liabilities	477,103	542,775
Commitments and contingencies (see Note 14)
Senior preferred stock; $0.01 par value, 20,000,000 authorized; none outstanding as of December 25, 2009 and December 26, 2008	—	—

Stockholders' Equity:
Common stock; $0.01 par value, 100,000,000 authorized; 32,640,957 issued and 32,524,251 outstanding as of December 25, 2009 and 32,561,360 issued and 32,449,946 outstanding as of December 26, 2008	326	326
Additional paid-in capital	576,747	571,868
Accumulated deficit	(124,745)	(150,833)
Accumulated other comprehensive income	1,483	695
Treasury stock, at cost, 116,706 shares as of December 25, 2009 and 111,414 shares as of December 26, 2008	(2,076)	(1,983)

Total stockholders' equity	451,735	420,073

Total liabilities and stockholders' equity	$928,838	$962,848

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

(in thousands, except share and per share data)

	2009	2008	2007
Net sales	$1,059,278	$1,195,663	$1,239,027
Cost of sales	665,327	746,037	765,137

Gross profit	393,951	449,626	473,890
Operating Expenses:
Selling, general and administrative expenses	316,137	343,793	345,297
Depreciation and amortization	18,580	16,866	14,499

Total operating expense	334,717	360,659	359,796

Operating income	59,234	88,967	114,094
Gain on extinguishment of debt	1,257	2,775	—
Interest expense	(19,044)	(28,482)	(33,923)
Interest and other income	1,714	2,198	3,251

Income before income taxes	43,161	65,458	83,422
Provision for income taxes	17,073	24,625	32,460

Net income	$26,088	$40,833	$50,962

Earnings Per Share:
Basic	$0.80	$1.26	$1.58

Diluted	$0.79	$1.25	$1.56

Weighted-Average Shares Outstanding:
Basic	32,503,306	32,396,764	32,252,932

Diluted	32,908,510	32,573,552	32,703,430

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

(in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Accumulated Deficit		Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at December 29, 2006	32,308,221	$323	$561,634	$(241,852)	$1,072	$(498)	$320,679
Share-based compensation			5,377				5,377
Issuance of restricted stock	4,600	—	—				—
Issuance of common stock from exercise of stock options	37,367	1	597				598
Tax benefits on stock options exercised and other vested share-based payments			252				252
Repurchase of common stock						(357)	(357)
Cumulative impact of change in accounting for uncertainty in income taxes				(776)			(776)
Comprehensive income:
Net income				50,962
Unrecognized gain on employee benefits net of amortization					(125)
Foreign currency translation					804
Total comprehensive income							51,641

Balance at December 28, 2007	32,350,188	324	567,860	(191,666)	1,751	(855)	377,414
Share-based compensation			3,782				3,782
Issuance of common stock from exercise of stock options	38,595	—	656				656
Issuance of common stock from vesting of restricted share units	172,577	2	(2)				—
Tax benefits on stock options exercised and other vested share-based payments			(428)				(428)
Repurchase of common stock						(1,128)	(1,128)
Comprehensive income:
Net income				40,833
Amortization of unrecognized gain on employee benefits					11
Foreign currency translation					(1,067)
Total comprehensive income							39,777

Balance at December 26, 2008	32,561,360	326	571,868	(150,833)	695	(1,983)	420,073
Share-based compensation			3,794				3,794
Issuance of common stock in lieu of director's fees	3,019	—					—
Issuance of common stock from exercise of stock options	67,078	—	1,005				1,005
Issuance of common stock from vesting of restricted share units	9,500	—	—				—
Tax benefits on stock options exercised and other vested share-based payments			45				45
Repurchase of common stock			35			(93)	(58)
Comprehensive income:
Net income				26,088
Amortization of unrecognized gain on employee benefits					11
Unrealized gain on short-term investments					1
Foreign currency translation					776
Total comprehensive income							26,876

Balance at December 25, 2009	32,640,957	$326	$576,747	$(124,745)	$1,483	$(2,076)	$451,735

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

(in thousands)

	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$26,088	$40,833	$50,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,174	17,414	15,114
Amortization of debt issuance costs	1,084	1,143	1,094
Amortization of discount on 8 1/8% senior subordinated notes	145	148	135
Gain on extiguishment of debt, net of discount	(2,165)	(2,890)	—
Write-off of debt issuance costs	908	115	—
Write-off of deferred acquisition costs	672	—	—
Share-based compensation	3,794	3,782	5,377
Excess tax benefits from share-based compensation	(45)	(147)	(252)
Deferred income taxes	5,684	(680)	516
Provision for doubtful accounts	10,522	6,711	4,277
Loss on disposal of property and equipment	217	191	139
Changes in assets and liabilities which provided (used) cash, net of business acquired:
Accounts receivable—trade	9,216	10,303	(15,030)
Inventory	38,098	(19,148)	11,098
Prepaid expenses and other current assets	4,343	1,461	(306)
Other assets	394	661	(1,277)
Accounts payable	17,671	6,871	(6,771)
Accrued expenses and other current liabilities	5,880	(6,800)	(4,374)
Accrued interest	(22)	234	(2,678)
Income taxes	2,804	(2,558)	(396)
Other liabilities	(180)	(1,452)	102

Net cash provided by operating activities	144,282	56,192	57,730
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(11,157)	(20,582)	(14,906)
Purchase of short-term investments	(3,034)	(35,531)	(168,962)
Proceeds from sales and maturities of short-term investments	1,557	84,071	120,422
Purchase of businesses, net of cash acquired	(1,881)	(10,243)	(765)

Net cash (used in) provided by investing activities	(14,515)	17,715	(64,211)
Cash Flows from Financing Activities:
Increase (Decrease) in purchase card payable, net	1,379	(2,909)	6,579
Repayment of term debt	(61,535)	(2,486)	(2,613)
Repayment of 8 1/8% senior subordinated notes	(34,157)	(9,984)	—
Payments on capital lease obligations	(239)	(218)	(307)
Payment of debt issuance costs	—	—	(34)
Proceeds from stock options exercised	1,005	656	564
Excess tax benefits from share-based compensation	45	147	252
Treasury stock acquired to satisfy minimum tax withholding requirements	(58)	(1,050)	—

Net cash (used in) provided by financing activities	(93,560)	(15,844)	4,441
Effect of exchange rate changes on cash and cash equivalents	292	(314)	163

Net increase (decrease) in cash and cash equivalents	36,499	57,749	(1,877)
Cash and cash equivalents at beginning of period	62,724	4,975	6,852

Cash and cash equivalents at end of period	$99,223	$62,724	$4,975

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for :
Interest	$17,697	$26,864	$36,140

Income taxes, net of refunds	$8,958	$28,905	$32,646

Schedule of Non-Cash Investing and Financing Activities:
Property acquired through lease incentives	$3,009	$—	$—

Adjustments to liabilities assumed and goodwill on businesses acquired	$8	$1,027	$305

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

1. DESCRIPTION OF THE BUSINESS AND BACKGROUND

Description of Business

        Interline Brands, Inc., a Delaware corporation, and its subsidiaries ("Interline" or the "Company") is a direct marketer and specialty distributor of maintenance, repair and operations ("MRO") products. The Company sells plumbing, electrical, hardware, security, heating, ventilation and air conditioning, janitorial and sanitary and other MRO products. Interline's highly diverse customer base consists of multi-family housing, educational, lodging, government and health care facilities, professional contractors and specialty distributors.

        The Company markets and sells its products primarily through twelve distinct and targeted brands. The Company utilizes a variety of sales channels, including a direct sales force, telesales representatives, a direct marketing program, brand-specific websites and a national accounts sales program. The Company delivers its products through its network of distribution centers and professional contractor showrooms located throughout the United States, Canada and Puerto Rico, two national distribution centers, vendor managed inventory locations at large professional contractor customer locations and its dedicated fleet of trucks. Through its broad distribution network, the Company is able to provide next-day delivery service to at least 98% of the U.S. population and same-day delivery service to most major metropolitan markets.

        The Company is the holding company of the Interline group of businesses, including its principal operating subsidiary, Interline Brands, Inc., a New Jersey corporation ("Interline New Jersey").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of Interline Brands, Inc. and all of its wholly-owned subsidiaries. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

        The Company operates on a 52-53 week fiscal year, which ends on the last Friday in December. The fiscal years ended December 25, 2009, December 26, 2008 and December 28, 2007 were fifty-two week years. References herein to 2009, 2008 and 2007 are for the fiscal years ended December 25, 2009, December 26, 2008 and December 28, 2007, respectively.

Estimates

        The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events

        The Company evaluated events and transactions that occurred during the period from December 25, 2009, the date of the consolidated balance sheet, through February 23, 2010, the date the consolidated financial statements were issued, for potential recognition or disclosure in the consolidated financial statements and did not identify any that should be recognized or disclosed.

Fair Value of Financial Instruments

        The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. US GAAP requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

        The fair value of cash and cash equivalents, accounts receivable, accounts payable and note payable approximate the carrying amount because of the short maturities of these items.

        The Company's short-term investments are comprised of pre-refunded municipal bonds. The fair value of the pre-refunded municipal bonds is determined by quoted market prices as they are publicly traded. The following table shows the carrying amount and the fair value of the Company's short-term investments as of December 25, 2009 (in thousands):

Description	Carrying Amount	Fair Value
Pre-refunded municipal bonds	$1,478	$1,479

	$1,478	$1,479

        As of December 25, 2009, the fair value of term loans was estimated using a discounted cash flow analysis based on borrowing rates available to companies with similar credit ratings for loans with similar terms and maturity. The carrying amount and fair value of the term loans as of December 25, 2009 was $154.2 million and $145.8 million, respectively. The Company determined, based on limited information available at the time, the carrying amount of the term loans was a reasonable estimate of the fair value as of December 26, 2008. The fair value of the 8 1/8% senior subordinated notes is determined by quoted market prices as they are publicly traded. The following table shows the carrying

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amount and the fair value of the 8 1/8% senior subordinated notes as of December 25, 2009 and December 26, 2008 (in thousands):

	December 25, 2009		December 26, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8 1/8% senior subordinated notes, net of unamortized discount	$149,863	$151,434	$186,040	$147,809

	$149,863	$151,434	$186,040	$147,809

Foreign Currency Translation

        Assets and liabilities of the Company's foreign subsidiaries, where the functional currency is the local currency, are translated into United States dollars at the year-end exchange rate. The related translation adjustments are recorded as a component of other comprehensive income. Revenues and expenses are translated using average exchange rates prevailing during the year.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and highly liquid investments that can be readily converted into cash or that have an original maturity of three months or less.

Short-Term Investments

        The Company's short-term investments, which are classified as available-for-sale, consist of pre-refunded municipal bonds. Pre-refunded municipal bonds are bonds that are refinanced by the issuer and remain outstanding in the marketplace until a specific call date or maturity date is reached. Pre-refunded municipal bonds are secured by U.S. Treasury securities placed in an irrevocable escrow account. As of December 25, 2009, all of the Company's pre-refunded municipal bonds have contractual maturities of less than one year. Accordingly, they have been classified as current assets. Short-term investments are recorded at fair value as determined by quoted market prices. Changes in the fair value, if any, are included in accumulated other comprehensive income, net of applicable taxes, except credit related losses, which would be recorded before applicable taxes within the statement of earnings. As of December 25, 2009 and December 26, 2008, there were essentially no unrealized gains and losses associated with these investments. During 2009, 2008 and 2007, all income generated from short-term investments was recorded as interest income.

Concentrations of Credit Risk

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company's accounts receivable are principally from facilities maintenance, professional contractor and specialty distributor customers in the United States and Canada. Concentration of credit risk with respect to accounts receivable, however, is limited due to the large number of customers comprising the Company's customer base. The Company performs credit evaluations of its customers; however, the Company's policy is not to require collateral. As of

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

December 25, 2009 and December 26, 2008, the Company had no significant concentrations of credit risk.

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

Vendor Rebates

        Many of the Company's arrangements with its vendors provide for the Company to receive a rebate of a specified amount of consideration, payable to the Company when the Company achieves any of a number of measures, generally related to the volume level of purchases from its vendors. The Company accounts for such rebates as a reduction of the prices of the vendor's products and therefore as a reduction of inventory until it sells the product, at which time such rebates reduce cost of sales in the Company's statement of earnings. Throughout the year, the Company estimates the amount of rebates earned based on estimated purchases to date relative to the purchase levels that mark the Company's progress toward earning the rebates. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels.

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

        Leasehold improvements and assets under capital leases are amortized, using the straight-line method, over the lesser of the estimated useful lives or the term of the lease. Lease incentive obligations accrued as a result of leasehold improvements are amortized as a decrease in rent expense over the life of the related leasehold improvements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Depreciation and amortization, including assets under capital leases, is computed using the straight-line method based upon estimated useful lives of the assets as follows:

Buildings	39 - 40 years
Machinery and equipment	3 - 7 years
Office furniture and equipment	3 - 7 years
Vehicles	5 years
Leasehold improvements	1 - 10 years

Costs of Computer Software Developed or Obtained for Internal Use

        The Company capitalizes costs related to internally developed software and amortizes those costs over five years. Only costs incurred during the development stage, including design, coding, installation and testing are capitalized. These capitalized costs primarily represent internal labor costs for employees directly associated with the software development. Upgrades or modifications that result in additional functionality are capitalized. Capitalized costs were $1.3 million, $1.7 million and $1.8 million for 2009, 2008 and 2007, respectively. As of December 25, 2009 and December 26, 2008, there was $4.1 million and $4.4 million, respectively, of unamortized capitalized software costs. During 2009, 2008 and 2007, amortization expense associated with capitalized software costs was $1.6 million, $1.6 million and $1.4 million, respectively.

Goodwill

        Goodwill represents the excess of the costs of acquired companies over the fair value of their net assets. The Company performs a goodwill impairment analysis, using the two-step method, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has elected to perform its annual goodwill impairment test as of the last day of each year. The recoverability of goodwill is measured at the reporting unit level, which the Company has determined to be consistent with its operating segment, by comparing the reporting unit's carrying amount, including goodwill, to the fair market value of the reporting unit. The Company determines the fair market value of its reporting unit based on a weighting of both the present value of future projected cash flows (the "income approach") and the use of comparative market multiples (the "market approach"). The market approach compares the Company's reporting unit to other comparable companies based on valuation multiples to arrive at fair value. The income approach is based on assumptions that are consistent with the Company's estimates of future cash flows. The determination of whether goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company's reporting unit including assumptions related to future growth rates, discount factors and tax rates, among other considerations. Changes in the Company's strategy or assumptions, environmental or other regulations, and/or operating, economic or market conditions could significantly impact these judgments. The Company monitors these conditions and other factors to determine if interim impairment tests are necessary in future periods. Changes in conditions that occur after the annual impairment analysis and that impact these assumptions may result in a future goodwill impairment charge, which could be material. The Company has not identified any impairment losses with respect to goodwill for any year presented.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Intangible Assets

        Other intangible assets include amounts assigned to trademarks, customer lists and relationships, non-compete agreements and deferred debt issuance costs. Other intangibles are amortized over their useful lives, 13 to 20 years for customer lists and relationships and 1 to 10 years for non-compete agreements. Deferred debt issuance costs are amortized as a component of interest expense over the term of the related debt using the effective interest method or a method that approximates the effective interest method. The Company has determined that its trademarks have indefinite lives and has elected to perform its annual impairment test on long-lived assets as of the last day of each year. The Company has not identified any impairment losses with respect to trademarks for any year presented.

Impairment of Long-Lived Assets

        The Company evaluates its long-lived assets for impairment on an annual basis or when an event occurs or circumstances change that would indicate that the fair value of the long-lived asset has fallen below its carrying amount. Such evaluations include an assessment of customer retention, cash flow projections and other factors the Company believes are relevant. The discounted future expected net cash flows of each identifiable asset are used to measure impairment losses. The determination of whether long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the long-lived asset. Changes in the Company's strategy or assumptions, environmental or other regulations, and/or market conditions could significantly impact these judgments. The Company monitors market conditions and other factors to determine if interim impairment tests are necessary in future periods. If impairment indicators are present in such periods, the resulting impairment charges could be material. The Company has not identified any impairment losses with respect to long-lived assets for any year presented.

Risk Insurance

        The Company has a $0.3 million self-insured retention per occurrence in connection with its workers' compensation and auto insurance policies (collectively "Risk Insurance"). The Company accrues its estimated cost in connection with its portion of its Risk Insurance losses using an actuarial methodology based on claims filed, historical development factors and an estimate of claims incurred but not yet reported. The Company does not discount its workers compensation reserve. Claims paid are charged against the reserve.

Taxes Collected and Remitted

        The Company records non-income taxes collected from customers and remitted to governmental agencies on a net basis.

Revenue Recognition

        The Company requires that the following four basic criteria must be met before revenue is recognized:

  •
  persuasive evidence of an arrangement exists;

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  delivery has occurred or services have been rendered;

  •
  the seller's price to the buyer is fixed or determinable; and

  •
  collectibility is reasonably assured.

        The Company recognizes a sale when the risk of loss has passed to the customer. For goods shipped by third party carriers, the Company recognizes revenue upon shipment since the terms are generally FOB shipping point. For goods delivered on the Company's dedicated fleet of trucks, the Company recognizes revenue upon delivery to the customer. Sales are recorded net of estimated discounts, rebates and returns. A portion of the Company's sales are delivered direct from the suppliers. These direct-shipment sales are recorded on a gross basis, with the corresponding cost of goods sold. The Company bills some shipping and handling costs to its customers and has included this amount in revenue. The Company provides product return and protection rights to certain customers. A provision is made for estimated product returns based on sales volumes and our experience. Actual returns have not varied materially from amounts provided historically.

Cost of Sales

        Cost of sales includes merchandise costs less vendor rebates, freight-in and operating costs related to the Company's National Distribution Centers ("NDCs").

Shipping and Handling Costs

        Shipping and handling costs have been included in selling, general and administrative expenses on the consolidated statements of earnings. Shipping and handling costs were $47.4 million, $57.3 million, and $58.9 million in 2009, 2008 and 2007, respectively.

Advertising Costs

        Costs of producing and distributing sales catalogs and promotional flyers are capitalized and charged to expense over the life of the related catalog and promotional flyers. Advertising expenses, net of co-op advertising, were $2.5 million, $2.3 million, and $3.1 million in 2009, 2008 and 2007, respectively. Co-op advertising was $2.1 million, $2.3 million and $2.5 million in 2009, 2008 and 2007, respectively.

Share-Based Compensation

        The Company recognizes compensation cost ratably using the straight-line attribution method over the expected vesting period or to the retirement eligibility date, if less than the vesting period when vesting is not contingent upon any future performance. In addition, the Company estimates the amount of expected forfeitures when calculating the compensation costs.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        During 2008, the Company entered in to a separation agreement with an executive. Under the separation agreement and in exchange for non-competition and non-solicitation restrictions relating to activities after leaving the Company, the Company amended certain stock options granted to the executive in connection with the Company's initial public offering in December 2004. The amendments allow the executive the right to exercise those stock options until December 31, 2010. As a result of the modification to those stock options, the Company recorded $0.7 million in share-based compensation expense. The total share-based compensation expense, which is included in the consolidated statement of earnings, was $3.8 million, $3.8 million and $5.4 million for 2009, 2008 and 2007, respectively. The tax benefit related to share-based compensation was $1.5 million, $1.5 million and $2.1 million for 2009, 2008 and 2007, respectively. See Note 12. Share-Based Compensation for more information.

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

        Accounting for income taxes requires the Company to exercise judgment for known issues under discussion with tax authorities and transactions yet to be settled. The Company accounts for uncertainty in income taxes in accordance with US GAAP. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, changes in regulatory tax laws, or interpretation of those tax laws, or expiration of statutes of limitation. The Company recognizes potential penalties and interest related to unrecognized tax benefits within its statements of earnings as selling, general and administrative expenses and interest expense, respectively. To the extent penalties and interest are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of selling, general and administrative expenses and interest expense, respectively. See Note 16. Income Taxes for more information.

Earnings per Share

        Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year including the dilutive effect of deferred stock units. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the year as adjusted for the potential dilutive effect of stock options and non-vested shares of restricted stock and restricted share units using the treasury stock method.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following summarizes the shares of common stock used to calculate diluted earnings per share including the impact of stock options, restricted stock and restricted share units:

	Year Ended
	December 25, 2009	December 26, 2008	December 28, 2007
Weighted average shares outstanding—basic	32,503,306	32,396,764	32,252,932
Dilutive shares resulting from:
Stock options	163,463	102,383	358,561
Restricted stock	311	2,088	17,991
Restricted share units	241,430	72,317	73,946

Weighted average shares outstanding—diluted	32,908,510	32,573,552	32,703,430

        During 2009, 2008 and 2007, options to purchase 2,693,002 shares, 2,197,830 shares and 1,022,405 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because the exercise prices of those options are greater than the average market value of common stock and the effect would be anti-dilutive.

Segment Information

        The Company has one operating segment and reportable segment, the distribution of MRO products. The Company's net sales by product category were as follows (in thousands):

	Year Ended
Product Category	December 25, 2009	December 26, 2008	December 28, 2007
Janitorial and sanitary	$303,718	$299,261	$283,416
Plumbing	286,876	340,399	380,522
Heating, ventilation and air conditioning	114,658	126,340	119,416
Electrical and lighting	87,294	111,158	129,019
Appliances and parts	63,247	67,433	72,312
Security	51,384	60,674	62,247
Hardware and tools	48,320	52,655	56,748
Other	103,781	137,743	135,347

Total	$1,059,278	$1,195,663	$1,239,027

        The Company's revenues and assets outside the United States are not significant.

Recently Adopted Accounting Standards

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3. RESTRUCTURING AND ACQUISITION ACCRUALS

Restructuring Accruals

        During the three months ended September 26, 2008, the Company began undertaking significant changes in its cost structure. These operational initiatives focus on reducing the Company's overall operating cost structure. The Company took the following specific actions during 2009 and 2008:

  •
  reduced its workforce; and

  •
  closed and consolidated certain facilities.

        The restructuring charges related to these various initiatives were $4.6 million and $2.3 million during 2009 and 2008, respectively, and are included as part of selling, general and administrative expenses in the Company's statement of earnings. The following table summarizes the changes to accruals recorded in connection with the Company's restructuring, which are included in accrued expenses and other current liabilities (in thousands):

	Employee Separation Costs	Facility Closing and Other Costs	Total
Balance at December 28, 2007	$—	$—	$—
Provisions	1,127	1,208	2,335
Payments	(797)	(210)	(1,007)
Fixed asset write-offs	—	(154)	(154)

Balance at December 26, 2008	330	844	1,174
Provisions	1,472	3,140	4,612
Payments	(1,625)	(2,660)	(4,285)

Balance at December 25, 2009	$177	$1,324	$1,501

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

3. RESTRUCTURING AND ACQUISITION ACCRUALS (Continued)

Acquisition Accruals

        The following table summarizes the changes to reserves recorded in connection with the Company's business combinations (in thousands):

	Employee Severance and Relocation	Facility Closing and Other Costs	Total
Balance at December 28, 2007	$268	$4,177	$4,445
Payments	(108)	(1,428)	(1,536)
Write-offs	(103)	(787)	(890)
Additions to reserve	38	20	58

Balance at December 26, 2008	95	1,982	2,077
Payments	—	(670)	(670)
Write-offs	(40)	(1,148)	(1,188)
Additions to reserve	—	1,176	1,176

Balance at December 25, 2009	$55	$1,340	$1,395

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

        The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Year Ended	Balance at Beginning of Year	Charged to Expense(1)	Deductions(2)	Balance at End of Year
December 28, 2007(3)	$10,224	$4,277	$(7,233)	$7,268
December 26, 2008	$7,268	$6,711	$(1,839)	$12,140
December 25, 2009(3)	$12,140	$10,522	$(9,687)	$12,975

(1)
Expense for 2009 includes a $3.0 million charge associated with a customer seeking Chapter 11 bankruptcy protection.

(2)
Accounts receivable written-off as uncollectible, net of recoveries.

(3)
During 2007 and 2009, the Company performed detailed reviews of its accounts receivable deemed uncollectible. Based on those reviews, the Company increased the number of accounts written-off. The majority of the accounts receivable deemed uncollectible had been fully reserved for in prior years.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets consisted of the following as of December 25, 2009 and December 26, 2008 (in thousands):

	December 25, 2009	December 26, 2008
Vendor rebates receivable	$10,792	$12,734
Prepaid insurance	2,217	2,796
Prepaid rent	1,882	1,932
Other	3,661	5,422

	$18,552	$22,884

6. PROPERTY AND EQUIPMENT

        Major classifications of property and equipment as of December 25, 2009 and December 26, 2008 were as follows (in thousands):

	December 25, 2009	December 26, 2008
Land	$400	$400
Building	9,262	9,262
Machinery and equipment	95,100	87,396
Office furniture and equipment	7,863	7,389
Vehicles	2,534	2,196
Leasehold improvements	14,927	11,857

	130,086	118,500
Less: Accumulated depreciation and amortization	(83,282)	(72,467)

	$46,804	$46,033

        Depreciation and amortization expense, including for assets under capital leases, was $13.2 million, $11.6 million, and $9.5 million for 2009, 2008 and 2007, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

        Changes to goodwill during 2009 and 2008 were as follows (in thousands):

Balance at December 28, 2007	$313,462
Acquired goodwill	4,682
Purchase price adjustments	(1,027)

Balance at December 26, 2008	317,117
Acquired goodwill	1,881
Purchase price adjustments	8

Balance at December 25, 2009	$319,006

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The acquired goodwill during 2008 and 2009 primarily relates to the Company's acquisition of Eagle Maintenance Supply, Inc. in August 2008.

        Purchase price adjustments during 2008 and 2009 relate primarily to the write-off of unused acquisition accruals created for the estimated loss on property and equipment and operating leases associated with the Barnett, Inc. ("Barnett") and AmSan LLC ("AmSan") acquisitions, net of related adjustments to deferred taxes for these write-offs, as well as the release of the remaining escrow liability associated with the CCS Enterprises, Inc. ("Copperfield") acquisition which expired during 2008.

        The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of December 25, 2009 and December 26, 2008 were as follows (in thousands):

December 25, 2009	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	$61,121	$5,568	$55,553
Customer lists	49,362	22,402	26,960
Customer relationships	48,200	10,611	37,589
Non-compete agreements	2,762	2,748	14
Deferred debt issuance costs	8,591	3,872	4,719

Total	$170,036	$45,201	$124,835

December 26, 2008
Trademarks	$61,121	$5,568	$55,553
Customer lists	49,362	19,568	29,794
Customer relationships	48,200	7,580	40,620
Non-compete agreements	2,762	2,653	109
Deferred debt issuance costs	9,499	2,788	6,711

Total	$170,944	$38,157	$132,787

        The amortization of deferred debt issuance costs, recorded as a component of interest expense, was $1.1 million in each of 2009, 2008 and 2007. The write-off of deferred debt issuance costs totaled $0.9 million and $0.1 million in 2009 and 2008, respectively, related to the extinguishment of debt. The Company did not write-off any deferred debt issuance costs during 2007.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Amortization expense on other intangible assets was $6.0 million, $5.8 million, and $5.6 million for 2009, 2008 and 2007, respectively. Expected amortization expense on other intangible assets (excluding deferred debt issuance costs which will vary depending upon debt payments) for each of the five succeeding fiscal years is expected to be as follows (in thousands):

Fiscal Year	Future Estimated Amortization
2010	$5,848
2011	$5,668
2012	$5,601
2013	$5,577
2014	$5,569

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consisted of the following as of December 25, 2009 and December 26, 2008 (in thousands):

	December 25, 2009	December 26, 2008
Accrued compensation and benefits	$12,671	$10,139
Purchase card payable(1)	5,693	4,314
Restructuring accruals	1,501	1,174
Acquisition accruals	1,395	2,077
Other	20,455	13,690

	$41,715	$31,394

(1)
Purchase card payable is comprised of trade vendor invoices that were paid pursuant to a purchase card agreement with a third-party intermediary. The Company has a purchase card agreement with a third-party intermediary whereby the third-party intermediary pays the trade vendor invoices in accordance with the terms agreed to by the vendor and the Company. The third-party intermediary bills the Company for amounts disbursed on a monthly basis. As a result, there could be an outstanding payable due to the third-party intermediary at any period end. The net activity in purchase card payable is shown as cash flows from financing activities. In addition, the Company received a rebate from the third-party intermediary based on the volume of transactions administered by the third-party intermediary totaling $0.5 million, $0.6 million and $0.4 million during 2009, 2008 and 2007, respectively.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

9. DEBT

        Long-term debt consisted of the following as of December 25, 2009 and December 26, 2008 (in thousands):

	December 25, 2009	December 26, 2008
Note payable	$1,590	$2,275
Term loans	154,225	215,075
8 1/8% senior subordinated notes, net of unamortized discount of $818 as of December 25, 2009 and $1,060 as of December 26, 2008	149,863	186,040

	305,678	403,390
Less: Current portion	(1,590)	(1,625)

	$304,088	$401,765

        In April 2003, Interline New Jersey issued a non-recourse note payable in the principal amount of $3.3 million for the purchase of an investment. During 2009 and 2008, in accordance with the terms of the note, the Company used part of the capital distributed by the investment to pay down $0.7 million and $1.0 million of the note, respectively. This note, which is secured only by the investment, bears interest at a rate of 4.0% per annum, with principal due in full in June 2010.

        In June 2006, Interline New Jersey completed a series of refinancing transactions consisting of (1) an offering of $200.0 million of 8 1/8% senior subordinated notes due 2014 and (2) entering into a $330.0 million bank credit facility. The bank credit facility consists of a $100.0 million 7-year term loan, a $130.0 million 7-year delayed draw term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit. The delayed draw term loan was available solely to fund the acquisition of substantially all of the assets of American Sanitary Incorporated and the acquisition-related fees and expenses. The proceeds from the 8 1/8% senior subordinated notes and the bank credit facility were used to repurchase the Company's 11 1/2% senior subordinated notes due 2011 and to repay the indebtedness under the prior credit facility.

        The 8 1/8% senior subordinated notes were priced at 99.3%, or $198.6 million, of their principal amount, representing a yield to maturity of 8 1/4%. The discount of $1.4 million is being amortized over the term of the 8 1/8% senior subordinated notes. The amortization of the discount, recorded as a component of interest expense, was $0.1 million in 2009, 2008 and 2007. The 8 1/8% senior subordinated notes mature on June 15, 2014 and interest is payable on June 15 and December 15 of each year. Debt issuance costs capitalized in connection with the 8 1/8% senior subordinated notes were $5.8 million. In 2009 and 2008, the Company repurchased $36.4 million and $12.9 million, respectively, of the 8 1/8% senior subordinated notes. The 2009 repurchase was made at an average of 93.8% of par, or $34.2 million and the 2008 repurchase was made at 77 3/8% of par, or $10.0 million. In connection with the repurchases of the 8 1/8% senior subordinated notes, the Company recorded a gain on the extinguishment of debt of $1.8 million during 2009, net of $0.5 million in deferred financing costs written-off, and $2.8 million during 2008, net of $0.1 million in deferred financing costs written-off. As of December 25, 2009 and December 26, 2008, the $150.7 million and $187.1 million in then

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

9. DEBT (Continued)

outstanding 8 1/8% senior subordinated notes, respectively, had an estimated fair market value of $151.4 million, or 100.5% of par, and $147.8 million, or 79% of par, respectively.

        Borrowings under the term loan, the delayed draw facility and the revolving credit facility bear interest, at Interline New Jersey's option, at either LIBOR plus 1.75% or at the alternate base rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus 0.75%. As of December 25, 2009, the interest rate in effect with respect to the term loan and the delayed draw facility was 2.02% for the LIBOR option and 4.00% for the alternate base rate option. Outstanding letters of credit under the revolving credit facility are subject to a per annum fee equal to the applicable margin under the revolving credit facility. The interest rate margin is subject to pricing adjustments at the end of each fiscal quarter based on the ratio of net total indebtedness to adjusted consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined by the credit facility. The term loan and the delayed draw facility mature on June 23, 2013 and the revolving loan facility matures on June 23, 2012. Amounts under the term loan and the delayed draw facility were originally due and payable in quarterly installments equal to 1.0% of the original principal amount on an annual basis through June 23, 2013, with the balance payable in one final installment at the maturity date. As a result of repayments of borrowings on the term debt, the Company is not required to make another principal payment until the debt matures in 2013. Debt issuance costs capitalized in connection with the new term loan, the delayed draw facility and the new revolving credit facility were $3.9 million.

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

        In connection with the bank credit facility, Interline New Jersey is required to pay administrative fees, commitment fees, letter of credit issuance and administration fees and certain expenses and to provide certain indemnities, all of which are customary for financings of this type. The bank credit

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

9. DEBT (Continued)

facility also allows for certain incremental term loans and incremental commitments under the revolving credit facility which are available to Interline New Jersey to repay indebtedness and make acquisitions if certain conditions, including various financial ratios are met.

        The bank credit facility, which is secured by substantially all of the assets of Interline New Jersey and is guaranteed by the Company and by the domestic subsidiaries of Interline New Jersey, contains affirmative, negative and financial covenants that limit Interline New Jersey's ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain certain financial ratios as of the last day of each fiscal quarter, including a minimum ratio of adjusted consolidated EBITDA, as defined by the credit facility, to consolidated cash interest expense and a maximum ratio of net total indebtedness to adjusted consolidated EBITDA, as defined by the credit facility. As of December 25, 2009, the maximum ratio of net total indebtedness to adjusted consolidated EBITDA, as defined by the credit facility, was 3.5 times. Interline New Jersey and the Company were in compliance with all covenants as of December 25, 2009 and December 26, 2008.

        As of December 25, 2009 and December 26, 2008, Interline New Jersey had $24.3 million and $30.5 million, respectively, available under its revolving credit facility. The Company's effective borrowing capacity is reduced by the limitation under the bank credit facility's ratio of net total indebtedness to adjusted consolidated EBITDA, as defined by the credit facility.

        Total letters of credit issued under the revolving credit facility as of December 25, 2009 and December 26, 2008 were $9.5 million and $8.3 million, respectively. There were no borrowings under the revolving credit facility as of December 25, 2009 and December 26, 2008.

        The maturities of long-term debt subsequent to December 25, 2009 are as follows (in thousands):

Fiscal Year
2010	$1,590
2011	—
2012	—
2013	154,225
2014	150,681
Thereafter	—

$306,496

10. PREFERRED STOCK

        The Company has the authority to issue 20,000,000 shares of preferred stock, par value $.01 per share. As of December 25, 2009 and December 26, 2008 there were no preferred shares issued or outstanding.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

11. COMMON STOCK

        On March 22, 2009, the Board of Directors of Interline adopted a shareholder rights plan and authorized and declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of the Company's common stock. The Rights are not exercisable unless an entity becomes, or launches a tender offer to become, the beneficial owner of 15% or more of the Company's outstanding common stock (including derivative positions), subject to certain exceptions. The distribution was paid on April 2, 2009 to shareholders of record as of the close of business on April 2, 2009. Each Right, if and when it becomes exercisable, entitles the holder to buy 1/1000 of a share of our preferred stock, designated as Series A Junior Preferred Stock, par value $0.01 per share, at a price of $30.00 per 1/1000 of a share subject to adjustment (the "Exercise Price"). If any person or group becomes the beneficial owner of 15% or more of the Company's common stock at any time after the date of the plan (with certain limited exceptions), then each Right not owned by such person or group will entitle its holder to purchase, at the Exercise Price, shares of the Company's common stock or, in certain circumstances, common stock of the acquiring person, having a market value of twice the Exercise Price. The Rights will expire at the close of business on March 22, 2012, unless earlier redeemed or exchanged by the Company. The description and terms of the Rights are set forth in a rights agreement between the Company and Mellon Investor Services LLC, as the Rights Agent.

12. SHARE-BASED COMPENSATION

Stock Incentive Plans

        During 2000, Interline New Jersey established a Stock Award Plan (the "2000 Plan"), under which Interline New Jersey may award a total of 6,395 shares of common stock in the form of incentive stock options (which may be awarded to key employees only), nonqualified stock options, stock appreciation rights ("SARs") and restricted stock awards, all of which may be awarded to directors, officers, key employees and consultants. The Company's compensation committee will determine in its sole discretion whether a SAR is settled in cash, shares or a combination of cash and shares. In connection with the Company's initial public offering in December 2004, options to purchase shares of the common stock of Interline New Jersey were converted into options to purchase shares of the Company's common stock.

        During 2004, the Company adopted the 2004 Equity Incentive Plan, (the "2004 Plan"), under which the Company may award 1,175,000 shares in the form of incentive stock options, nonqualified stock options, stock appreciation rights, or SARs, restricted stock, restricted share units ("RSUs"), deferred stock units ("DSUs") and stock bonus awards, all of which may be awarded to any employee, director, officer or consultant of the Company. In May 2006, the stockholders of the Company approved an amendment to the 2004 Plan whereby the number of shares of the Company's common stock reserved for issuance under the 2004 Plan was increased by 2,000,000 shares and to further restrict the repricing of awards granted under the 2004 Plan without first obtaining approval by the Company's stockholders. In May 2008, the stockholders of the Company approved amendments to the 2004 Plan, including to increase the number of shares of common stock reserved for issuance and available for grants thereunder to 3,800,000 as of January 1, 2008 and to change the method by which shares subject to full value awards granted thereunder are counted against the 2004 Plan's share limit. Effective January 1, 2008, shares subject to grants of full value awards, or awards other than options or SARs, count against the applicable share limits under the 2004 Plan as 1.8 shares for every 1 share

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

12. SHARE-BASED COMPENSATION (Continued)

granted, while shares subject to stock options or SARs count against the applicable share limits as 1 share for every 1 share granted.

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

	Year Ended
	December 25, 2009	December 26, 2008	December 28, 2007
Expected volatility	43.0%	33.6%	27.0%
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	2.1%	2.9%	4.5%
Expected life (in years)	5.0	5.0	5.0

        The weighted average fair value per option of stock options granted during 2009, 2008 and 2007 was $3.49, $6.64 and $6.88, respectively.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

12. SHARE-BASED COMPENSATION (Continued)

        A summary of stock option activity as of December 25, 2009 and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Outstanding at December 26, 2008	3,322,022	$19.10
Granted	507,210	8.67
Exercised	(67,078)	15.00
Forfeited or expired	(168,794)	22.86

Outstanding at December 25, 2009	3,593,360	$17.53	5.1	$8,300

Vested or expected to vest at December 25, 2009	3,572,837	$17.56	5.1	$8,172

Exercisable at December 25, 2009	2,577,949	$18.61	5.0	$3,874

(1)
The aggregate intrinsic value represents the amount by which the fair value of the underlying stock at period end exceeds the stock option exercise price.

        The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all stock options exercised during 2009, 2008 and 2007 was $0.2 million, $0.1 million and $0.3 million, respectively. Proceeds from stock options exercised during 2009, 2008 and 2007 were $1.0 million, $0.7 million and $0.6 million, respectively. As of December 25, 2009, there was $3.4 million of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock, Restricted Share Units and Deferred Stock Units

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

        RSUs granted under the 2004 Plan to management do not have an exercise price. The share-based compensation expense associated with the RSUs is based on the quoted market price of the Company's shares of common stock on the date of grant. Depending on the grant, (1) one-half of the RSUs vest on the second grant date anniversary provided that certain pre-established annual percentage increases in specific Company-wide metrics, such as EBITDA, are attained and one-half vest evenly over three years; or (2) one-half of the RSUs vest evenly over two years and one-half vest evenly over three years;

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

12. SHARE-BASED COMPENSATION (Continued)

or (3) one-third of the RSUs vest evenly over each of the first three years following the date of grant; or (4) one-half of the RSUs vest evenly over three years and one-half vest evenly over five years; or (5) on the earlier of A) the fourth grant date anniversary, provided that the average daily closing price of a share of the Company's common stock during any 20-consecutive-trading-day period ("Average Closing Price") commencing on or after the grant date equals or exceeds a specified amount prior to the fourth grant date anniversary; or (B) the date that is the later of (1) the date on which the Average Closing Price equals or exceeds a higher specified amount and (2) the fifth grant date anniversary of the Transaction Date, provided that it occurs not later than the seventh grant date anniversary. Under all vesting schedules, the RSUs will only vest provided the grantee's service to the Company has not terminated prior to the vesting date.

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

        A summary status of restricted stock, RSUs and DSUs as of December 25, 2009, and changes during the year then ended is presented below:

	Restricted Stock		Restricted Share Units		Deferred Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 26, 2008	19,200	$23.69	254,256	$17.82	42,060	$21.08
Granted	—	—	394,203	8.13	26,250	14.77
Vested	(7,300)	24.14	(9,500)	23.55	—	—
Forfeited	(1,550)	22.92	(186,583)	18.98	—	—

Outstanding at December 25, 2009	10,350	$23.49	452,376	$8.69	68,310	$18.66

        The total fair value of restricted stock vested during 2009, 2008 and 2007 was $0.1 million, $1.1 million and $1.1 million, respectively. The total fair value of RSUs vested during 2009 and 2008 was $0.1 million and $2.4 million, respectively. No RSUs vested during 2007. As of December 25, 2009, there was $2.7 million of total unrecognized compensation cost related to unvested restricted stock, RSUs and DSUs. The cost is expected to be recognized over a weighted-average period of 2.4 years.

13. EMPLOYEE BENEFIT PLANS

401(k) Plan

        The Company has qualified profit sharing plans under Section 401(k) of the Internal Revenue Code. Pursuant to the 401(k) plan, the Company historically matched employee contributions at a rate of 50% of the first 5% up to the statutory maximum of $5,500 per employee. During 2009, the Company halted matching contributions to the 401(k) plan except for contributions made by employees

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

13. EMPLOYEE BENEFIT PLANS (Continued)

acquired through the acquisition of Eagle Maintenance Supply, Inc. Company contributions to the 401(k) plan were $0.2 million, $2.1 million and $2.1 million for 2009, 2008 and 2007, respectively.

Supplemental Executive Retirement Plan

        As a result of the AmSan acquisition, the Company has a supplemental executive retirement plan ("AmSan SERP"). The AmSan SERP is a nonqualified plan that covers three retired AmSan employees. The projected and accumulated benefit obligation for the AmSan SERP as of both December 25, 2009 and December 26, 2008 was $0.5 million and is included in other liabilities on the Company's consolidated balance sheet. The Company does not fund this liability and no assets are held by the AmSan SERP.

        The reconciliation of the projected benefit obligation for the AmSan SERP is as follows (in thousands):

	Year Ended
	December 25, 2009	December 26, 2008	December 28, 2007
Beginning projected benefit obligation	$537	$570	$435
Service cost	—	17	28
Interest cost	28	30	28
Prior service cost	—	—	126
Cash benefits paid	(80)	(80)	(47)

Ending projected benefit obligation	$485	$537	$570

        The components of net periodic benefit cost are as follows (in thousands):

	Year Ended
	December 25, 2009	December 26, 2008	December 28, 2007
Service cost	$—	$17	$28
Interest cost	28	30	28
Gain recognized	(30)	(31)	(31)
Prior service cost	41	41	33

Net periodic benefit cost	$39	$57	$58

        The weighted-average discount rate assumption used to determine the projected benefit obligation and the net periodic benefit cost as of December 25, 2009 and December 26, 2008 was 5.5%.

        Benefit payments expected to be paid under the AmSan SERP are less than $0.1 million in years 2010 through 2014 and $0.2 million thereafter for a total of $0.6 million.

        The Company has one whole-life insurance policy for each AmSan employee covered by the AmSan SERP. The cash surrender value of these policies as of December 25, 2009 and December 26, 2008 was $0.5 million and $0.4 million, respectively, and is included in other assets on the Company's consolidated balance sheet.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

13. EMPLOYEE BENEFIT PLANS (Continued)

Deferred Compensation Plan

        As a result of the AmSan acquisition, the Company has a nonqualified deferred compensation plan ("AmSan DCP"). Contributions and interest expense for the AmSan DCP for 2009, 2008 and 2007 were immaterial. Payments under the AmSan DCP were immaterial during 2009 and 2008 and $0.2 million during 2007. The liability for the AmSan DCP as of December 25, 2009 and December 26, 2008 was $0.2 million and $0.2 million, respectively, and is included in other liabilities on the Company's consolidated balance sheet. The Company does not fund this liability and no assets are held by the AmSan DCP. Benefit payments, including interest, expected to be paid under the AmSan DCP total $0.2 million over eight years.

14. COMMITMENTS AND CONTINGENCIES

Lease Commitments

        The Company leases its facilities under operating and capital leases expiring at various dates through 2019. Minimum future rental payments under these operating and capital leases as of December 25, 2009 are as follows (in thousands):

Fiscal Year	Operating	Capital
2010	$21,941	$234
2011	17,122	4
2012	13,469	—
2013	10,617	—
2014	8,278	—
Thereafter	22,410	—

Total payments	$93,837	238

Less: Amount representing interest		(12)

Present value of minimum lease payments		226
Less: Current portion		(222)

Long term portion		$4

        In connection with the Copperfield acquisition, the Company leases an office building from an entity in which an employee and his family hold an ownership interest in the property. This lease was amended in November 2005 and will expire on November 30, 2010, with an option to extend for one additional five year term. Minimum annual rent payable under this lease is $0.2 million, plus all real estate taxes and assessments, and all operating costs related to the building. The Company believes that the terms of the lease are no less favorable to it than could be obtained from an unaffiliated party. The total rent expense for this lease was $0.2 million for 2009, 2008 and 2007.

        In connection with the AmSan acquisition, the Company leases two properties from entities in which employees and their families hold an ownership interest. These leases expire on January 31, 2013 and December 31, 2013, respectively. Minimum annual rent payable under these leases is $0.5 million, including all real estate taxes and assessments, plus all operating costs related to the properties. The

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

14. COMMITMENTS AND CONTINGENCIES (Continued)

Company believes that the terms of these leases are no less favorable to it than could be obtained from unaffiliated parties. The total rent expense for leases with affiliated parties resulting from the AmSan acquisition was $0.6 million for 2009, $1.3 million for 2008 and $1.3 million for 2007.

        Rent expense under all operating leases was $33.8 million, $34.9 million, and $32.4 million for 2009, 2008 and 2007, respectively. Certain of the leases provide that the Company pays taxes, insurance and other operating expenses applicable to the leased premises.

Employment Agreements

        The Company has employment agreements with various expiration dates through 2011 with certain officers and employees, unless terminated earlier by the Company, at combined salaries of $5.6 million, plus bonuses and subject to adjustments.

Contingent Liabilities

        As of December 25, 2009 and December 26, 2008, the Company was contingently liable for unused letters of credit aggregating $9.5 million and $8.3 million, respectively.

Legal Proceedings

        The Company is involved in various legal proceedings in the ordinary course of its business that are not anticipated to have a material adverse effect on the Company's results of operations or financial position.

15. INTEREST AND OTHER INCOME

        Interest and other income consisted of the following during 2009, 2008 and 2007 (in thousands):

	Year Ended
	December 25, 2009	December 26, 2008	December 28, 2007
Interest income	$215	$1,105	$2,007
Other income	1,499	1,093	1,244

	$1,714	$2,198	$3,251

16. INCOME TAXES

        The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2007 and is no longer subject to state and local, or foreign income tax examinations by tax authorities for years before 2004.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

16. INCOME TAXES (Continued)

        The provision for income taxes for 2009, 2008 and 2007, was as follows (in thousands):

	Year Ended
	December 25, 2009	December 26, 2008	December 28, 2007
Current:
Federal	$9,332	$21,475	$26,654
State	1,843	3,361	4,946
Foreign	214	469	344

	11,389	25,305	31,944
Deferred:
Federal	5,181	(449)	504
State	538	(228)	15
Foreign	(35)	(3)	(3)

	5,684	(680)	516

	$17,073	$24,625	$32,460

        As of December 25, 2009, the approximate amount of earnings of foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was $12.1 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax impact if such earnings were not permanently reinvested.

        The Company has foreign tax credits in the amount of $2.1 million which may be used to offset future foreign source income taxable in the U.S. If not used, the foreign tax credits will expire at the end of 2013.

        The components of income before income taxes for 2009, 2008 and 2007 were as follows (in thousands):

	Year Ended
	December 25, 2009	December 26, 2008	December 28, 2007
United States	$42,446	$64,140	$82,490
Foreign	715	1,318	932

Total	$43,161	$65,458	$83,422

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

16. INCOME TAXES (Continued)

        The reconciliation of the provision for income taxes at the federal statutory tax rate to the provision for income taxes for 2009, 2008 and 2007 is as follows:

	Year Ended
	December 25, 2009	December 26, 2008	December 28, 2007
Federal statutory tax rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	4.17	4.03	3.87
Non-deductible expenses	0.46	0.37	0.36
Write-off of share-based compensation	0.56	—	—
Derecognition of uncertain tax positions	(0.22)	(1.21)	—
Tax exempt interest	(0.13)	(0.50)	(0.28)
Foreign income taxes	(0.16)	0.01	0.02
Other	(0.12)	(0.08)	(0.06)

	39.56%	37.62%	38.91%

        Deferred income taxes result primarily from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes. The components of the Company's deferred tax assets and liabilities as of December 25, 2009 and December 26, 2008 consist of the following (in thousands):

	December 25, 2009	December 26, 2008
Deferred tax assets:
Inventory	$6,543	$7,413
Share-based compensation	3,949	2,835
Bad debt reserves	3,425	4,723
Foreign tax credits	2,130	2,130
Closing costs accrual	1,150	809
Vacation accrual	1,004	987
Vendor discounts	—	2,790
Other	4,614	2,763

Total deferred tax assets	22,815	24,450
Deferred tax liabilities:
Intangibles	(38,750)	(37,144)
Depreciation	(5,782)	(4,190)
Other	(2,193)	(1,316)

Total deferred tax liabilities	(46,725)	(42,650)

Net deferred tax liabilities	$(23,910)	$(18,200)

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

16. INCOME TAXES (Continued)

        A reconciliation of the gross beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 30, 2006	$1,478
Additions for tax positions taken during prior years	307

Balance at December 28, 2007	1,785
Additions for tax positions taken during prior years	43
Settlements with taxing authorities	(1,508)

Balance at December 26, 2008	$320
Additions for tax positions taken during prior years	18
Settlements with taxing authorities	(185)

Balance at December 25, 2009	$153

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

        During 2009, the Company reduced the liability for unrecognized tax benefits related to certain state income tax matters as a result of favorable resolutions. Of the $0.2 million reduction, substantially all was related to gross unrecognized tax benefits and less than $0.1 million was related to interest and penalties. Of these amounts, $0.1 million reduced the Company's effective tax rate.

        The Company does not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2010.

        During 2009, 2008 and 2007, the Company recognized less than $0.1 million in potential penalties and interest associated with uncertain tax positions. As of December 25, 2009 and December 26, 2008, the Company's liability for unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate was $0.1 million and $0.2 million, respectively, net of tax. As of December 25, 2009 and December 26, 2008, the Company had $0.1 million and $0.1 million, respectively, accrued for the potential payment of penalties and interest associated with uncertain tax positions, net of tax.

17. GUARANTOR SUBSIDIARIES

        In June 2006, Interline New Jersey (the "Subsidiary Issuer") issued $200.0 million of 8 1/8% senior subordinated notes due 2014 and entered into a $330.0 million bank credit facility (see Note 9. Debt). The 8 1/8% senior subordinated notes and the bank credit facility are fully and unconditionally guaranteed, jointly and severally, on a subordinated basis by the Company (the "Parent Company") and all of Interline New Jersey's 100% owned domestic subsidiaries: Wilmar Holdings, Inc., Wilmar Financial, Inc., Glenwood Acquisition LLC and Eagle Maintenance Supply, Inc. (the "Guarantor Subsidiaries"). Effective December 26, 2008, AmSan LLC was merged into Interline New Jersey. The guarantees by the subsidiary guarantors are senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior subordinated indebtedness and subordinated to any of their existing and future senior indebtedness.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

17. GUARANTOR SUBSIDIARIES (Continued)

        The Company is a holding company whose only asset is the stock of its subsidiaries. The Company conducts virtually all of its business operations through Interline New Jersey. Accordingly, the Company's only material sources of cash are dividends and distributions with respect to its ownership interests in Interline New Jersey that are derived from the earnings and cash flow generated by Interline New Jersey. Through December 25, 2009, no dividends have been paid.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

17. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 25, 2009
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$98,487	$736	$—	$99,223
Short-term investments	—	1,479	—	—	1,479
Accounts receivable—trade	—	117,361	2,644	(1)	120,004
Inventory	—	171,063	2,359	—	173,422
Intercompany receivable	—	—	130,370	(130,370)	—
Other current assets	—	34,826	185	—	35,011

Total current assets	—	423,216	136,294	(130,371)	429,139
Property and equipment, net	—	46,619	185	—	46,804
Goodwill	—	312,252	6,754	—	319,006
Other intangible assets, net	—	122,457	2,378	—	124,835
Investment in subsidiaries	451,735	150,593	—	(602,328)	—
Other assets	—	2,285	6,769	—	9,054

Total assets	$451,735	$1,057,422	$152,380	$(732,699)	$928,838

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$85,983	$—	$(1)	$85,982
Accrued expenses and other current liabilities	—	42,308	1,742	—	44,050
Intercompany payable	—	130,370	—	(130,370)	—
Debt and capital lease—short-term	—	1,812	—	—	1,812

Total current liabilities	—	260,473	1,742	(130,371)	131,844
Long-Term Liabilities:
Term debt and capital lease—long-term	—	304,092	—	—	304,092
Other liabilities	—	41,122	45	—	41,167

Total liabilities	—	605,687	1,787	(130,371)	477,103
Senior preferred stock	—	757,355	—	(757,355)	—
Shareholders' equity (deficit)	451,735	(305,620)	150,593	155,027	451,735

Total liabilities and shareholders' equity	$451,735	$1,057,422	$152,380	$(732,699)	$928,838

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

17. GUARANTOR SUBSIDIARIES (Continued)

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

17. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 25, 2009
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$1,040,885	$18,393	$—	$1,059,278
Cost of sales	—	653,817	11,510	—	665,327

Gross profit	—	387,068	6,883	—	393,951
Operating Expenses:
Selling, general and administrative expenses	—	311,240	4,897	—	316,137
Depreciation and amortization	—	17,955	625	—	18,580
Equity earnings of subsidiaries	(43,161)	(12,374)	—	55,535	—

Total operating expense	(43,161)	316,821	5,522	55,535	334,717

Operating income	43,161	70,247	1,361	(55,535)	59,234
Gain on extinguishment of debt, net	—	1,257	—	—	1,257
Interest and other (expense) income, net	—	(20,754)	19,311	(15,887)	(17,330)

Income before income taxes	43,161	50,750	20,672	(71,422)	43,161
Provision for income taxes	17,073	10,176	6,897	(17,073)	17,073

Net income	26,088	40,574	13,775	(54,349)	26,088
Preferred stock dividends	—	(97,119)	—	97,119	—

Net income (loss) attributable to common shareholders	$26,088	$(56,545)	$13,775	$42,770	$26,088

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

17. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 26, 2008
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$916,403	$279,260	$—	$1,195,663
Cost of sales	—	570,747	175,290	—	746,037

Gross profit	—	345,656	103,970	—	449,626
Operating Expenses:
Selling, general and administrative expenses	—	286,141	57,652	—	343,793
Depreciation and amortization	—	14,008	2,858	—	16,866
Equity earnings of subsidiaries	(65,458)	(24,597)	—	90,055	—

Total operating expense	(65,458)	275,552	60,510	90,055	360,659

Operating income	65,458	70,104	43,460	(90,055)	88,967
Gain on extinguishment of debt, net	—	2,775	—	—	2,775
Interest and other (expense) income, net	—	(22,352)	(2,577)	(1,355)	(26,284)

Income before income taxes	65,458	50,527	40,883	(91,410)	65,458
Provision for income taxes	24,625	9,694	14,931	(24,625)	24,625

Net income	40,833	40,833	25,952	(66,785)	40,833
Preferred stock dividends	—	(84,665)	—	84,665	—

Net income (loss) attributable to common stockholders	$40,833	$(43,832)	$25,952	$17,880	$40,833

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

17. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 28, 2007
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$974,430	$264,597	$—	$1,239,027
Cost of sales	—	602,115	163,022	—	765,137

Gross profit	—	372,315	101,575	—	473,890
Operating Expenses:
Selling, general and administrative expenses	—	286,833	58,464	—	345,297
Depreciation and amortization	—	11,857	2,642	—	14,499
Equity earnings of subsidiaries	(83,422)	(21,632)	—	105,054	—

Total operating expense	(83,422)	277,058	61,106	105,054	359,796

Operating income	83,422	95,257	40,469	(105,054)	114,094
Interest and other (expense) income, net	—	(24,423)	(5,013)	(1,236)	(30,672)

Income before income taxes	83,422	70,834	35,456	(106,290)	83,422
Provision for income taxes	32,460	19,872	12,588	(32,460)	32,460

Net income	50,962	50,962	22,868	(73,830)	50,962
Preferred stock dividends	—	(73,808)	—	73,808	—

Net income (loss) attributable to common stockholders	$50,962	$(22,846)	$22,868	$(22)	$50,962

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

17. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 25, 2009
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$143,969	$313	$—	$144,282
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(11,035)	(122)	—	(11,157)
Purchase of short-term investments	—	(3,034)	—	—	(3,034)
Proceeds from sales and maturities of short-term investments	—	1,557	—	—	1,557
Purchase of businesses, net of cash acquired	—	(1,881)	—	—	(1,881)
Other	—	(114)	—	114	—

Net cash (used in) provided by investing activities	—	(14,507)	(122)	114	(14,515)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	1,379	—	—	1,379
Repayment of debt and capital lease obligations	—	(61,774)	—	—	(61,774)
Repayment of 8 1/8% senior subordinated notes	—	(34,157)	—	—	(34,157)
Other	—	992	114	(114)	992

Net cash (used in) provided by financing activities	—	(93,560)	114	(114)	(93,560)
Effect of exchange rate changes on cash and cash equivalents	—	292	—	—	292

Net increase in cash and cash equivalents	—	36,194	305	—	36,499
Cash and cash equivalents at beginning of period	—	62,293	431	—	62,724

Cash and cash equivalents at end of period	$—	$98,487	$736	$—	$99,223

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

17. GUARANTOR SUBSIDIARIES (Continued)

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

17. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 28, 2007
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$59,384	$(993)	$(661)	$57,730
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(13,475)	(1,431)	—	(14,906)
Purchase of short-term investments	—	(168,962)	—	—	(168,962)
Proceeds from sales and maturities of short-term investments	—	120,422	—	—	120,422
Purchase of businesses, net of cash acquired	—	(974)	209	—	(765)
Other	—	(2,543)	—	2,543	—

Net cash (used in) provided by investing activities	—	(65,532)	(1,222)	2,543	(64,211)
Cash Flows from Financing Activities:
Repayment of debt and capital lease obligations	—	(2,595)	(325)	—	(2,920)
Payment of debt issuance costs	—	(34)	—	—	(34)
Other	—	7,395	2,543	(2,543)	7,395

Net cash provided by (used in) financing activities	—	4,766	2,218	(2,543)	4,441
Effect of exchange rate changes on cash and cash equivalents	—	163	—	—	163

Net increase (decrease) in cash and cash equivalents	—	(1,219)	3	(661)	(1,877)
Cash and cash equivalents at beginning of period	—	8,783	15	(1,946)	6,852

Cash and cash equivalents at end of period	$—	$7,564	$18	$(2,607)	$4,975

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 25, 2009, DECEMBER 26, 2008 AND DECEMBER 28, 2007

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a summary of our quarterly results of operations for 2009 and 2008 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2009
Net sales	$256,793	$269,920	$277,948	$254,617
Gross profit	96,596	98,315	102,222	96,818
Net income	2,922	6,422	10,431	6,313
Earnings Per Share(1):
Basic	$0.09	$0.20	$0.32	$0.19
Diluted	$0.09	$0.20	$0.32	$0.19
2008
Net sales	$289,146	$311,429	$317,504	$277,584
Gross profit	110,050	115,800	120,936	102,840
Net income	8,674	11,175	13,736	7,248
Earnings Per Share:
Basic	$0.27	$0.35	$0.42	$0.22
Diluted	$0.27	$0.34	$0.42	$0.22

(1)
Earnings per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter while earnings per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters' earnings per share may not equal the full-year earnings per share.