Form 10-Q
period 2010-03-26
INTERLINE BRANDS, INC./DE
filed 2010-05-03
CIK 1292900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2010, there were 32,981,152 shares of the registrant’s common stock outstanding (excluding 121,791 shares held in treasury), par value $0.01.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF MARCH 26, 2010 AND DECEMBER 25, 2009

(in thousands, except share and per share data)

	March 26,	December 25,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$116,153	$99,223
Short-term investments	1,441	1,479
Accounts receivable - trade (net of allowance for doubtful accounts of $11,144 and $12,975)	119,563	120,004
Inventory	176,792	173,422
Prepaid expenses and other current assets	18,371	18,552
Deferred income taxes	16,432	16,459
Total current assets	448,752	429,139

Property and equipment, net	47,695	46,804
Goodwill	319,006	319,006
Other intangible assets, net	123,117	124,835
Other assets	8,804	9,054
Total assets	$947,374	$928,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$89,328	$85,982
Accrued expenses and other current liabilities	41,637	41,715
Accrued interest	4,099	1,050
Income taxes payable	1,409	1,285
Current portion of long-term debt	1,500	1,590
Capital lease - current	159	222
Total current liabilities	138,132	131,844

Long-Term Liabilities:
Deferred income taxes	40,430	40,369
Long-term debt and capital lease, net of current portion	304,127	304,092
Other liabilities	781	798
Total liabilities	483,470	477,103
Commitments and contingencies
Senior preferred stock; $0.01 par value, 20,000,000 authorized; none outstanding as of March 26, 2010 and December 25, 2009	—	—

Stockholders’ Equity:
Common stock; $0.01 par value, 100,000,000 authorized; 32,998,168 issued and 32,878,797 outstanding as of March 26, 2010 and 32,640,957 issued and 32,524,251 outstanding as of December 25, 2009	330	326
Additional paid-in capital	583,232	576,747
Accumulated deficit	(119,175)	(124,745)
Accumulated other comprehensive income	1,629	1,483
Treasury stock, at cost, 119,371 shares as of March 26, 2010 and 116,706 as of December 25, 2009	(2,112)	(2,076)
Total stockholders’ equity	463,904	451,735
Total liabilities and stockholders’ equity	$947,374	$928,838

See accompanying notes to condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

THREE MONTHS ENDED MARCH 26, 2010 AND MARCH 27, 2009

(in thousands, except share and per share data)

	March 26,	March 27,
	2010	2009

Net sales	$245,218	$256,793
Cost of sales	150,071	160,197
Gross profit	95,147	96,596

Operating Expenses:
Selling, general and administrative expenses	77,229	83,920
Depreciation and amortization	4,751	4,634
Total operating expenses	81,980	88,554
Operating income	13,167	8,042

Gain on extinguishment of debt, net	—	1,720
Interest expense	(4,353)	(5,379)
Interest and other income	424	290
Income before income taxes	9,238	4,673
Income taxes	3,668	1,751
Net income	$5,570	$2,922

Earnings Per Share:
Basic	$0.17	$0.09
Diluted	$0.17	$0.09

Weighted-Average Shares Outstanding:
Basic	32,674,154	32,481,049
Diluted	33,370,605	32,552,442

See accompanying notes to condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 26, 2010 AND MARCH 27, 2009

(in thousands)

	March 26,	March 27,
	2010	2009
Cash Flows from Operating Activities:
Net income	$5,570	$2,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,903	4,781
Amortization of debt issuance costs	255	287
Amortization of discount on 8 1/8% senior subordinated notes	37	37
Gain on extiguishment of debt, net of discount	—	(2,165)
Write-off of debt issuance costs	—	445
Write-off of deferred acquisition costs	—	672
Share-based compensation	774	823
Excess tax benefits from share-based compensation	(515)	—
Deferred income taxes	124	1,261
Provision for doubtful accounts	1,456	4,992
Loss on disposal of property and equipment	17	1

Changes in assets and liabilities which provided (used) cash, net of business acquired:
Accounts receivable - trade	(981)	8,082
Inventory	(3,311)	11,557
Prepaid expenses and other current assets	182	5,723
Other assets	249	70
Accounts payable	3,337	17,858
Accrued expenses and other current liabilities	329	3,487
Accrued interest	3,049	2,481
Income taxes	603	(582)
Other liabilities	(12)	(157)
Net cash provided by operating activities	16,066	62,575
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(3,733)	(2,393)
Purchase of short-term investments	(1,342)	—
Proceeds from sales and maturities of short-term investments	1,379	—
Purchase of businesses, net of cash acquired	—	(126)
Net cash used in investing activities	(3,696)	(2,519)
Cash Flows from Financing Activities:
Decrease in purchase card payable, net	(1,025)	(1,677)
Repayment of term debt	(90)	(6,163)
Repayment of 8 1/8% senior subordinated notes	—	(34,157)
Payments on capital lease obligations	(64)	(58)
Proceeds from stock options exercised	5,200	—
Excess tax benefits from share-based compensation	515	—
Treasury stock acquired to satisfy minimum tax withholding requirements	(36)	—
Net cash provided by (used in) financing activities	4,500	(42,055)
Effect of exchange rate changes on cash and cash equivalents	60	(34)
Net increase in cash and cash equivalents	16,930	17,967
Cash and cash equivalents at beginning of period	99,223	62,724
Cash and cash equivalents at end of period	$116,153	$80,691

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for :
Interest	$945	$2,740
Income taxes, net of refunds	$3,072	$1,181

Schedule of Non-Cash Investing and Financing Activities:
Property acquired through lease incentives	$610	$2,412

See accompanying notes to condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 26, 2010 AND MARCH 27, 2009

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

The Company markets and sells its products primarily through twelve distinct and targeted brands. The Company utilizes a variety of sales channels, including a direct sales force, telesales representatives, a direct marketing program, brand-specific websites and a national accounts sales program. The Company delivers its products through its network of regional distribution centers and professional contractor showrooms located throughout the United States and Canada, two national distribution centers, vendor managed inventory locations at large professional contractor customer locations and its dedicated fleet of trucks. Through its broad distribution network, the Company is able to provide next-day delivery service to at least 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Interline have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2009 filed with the SEC.

All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented have been recorded. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable and income taxes, lower of cost or market and obsolescence reserves for inventory, reserves for self-insurance programs and valuation of goodwill and other intangible assets. Actual results could differ from those estimates.

The Company evaluated subsequent events through the date of the filing of this Quarterly Report on Form 10-Q with the SEC.

Fair Value of Financial Instruments

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Disclosure about how fair value is determined for assets and liabilities is based on a hierarchy established from the significant levels of inputs as follows:

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

The Company’s short-term investments, which are classified as available-for-sale, are comprised of pre-refunded municipal bonds. Pre-refunded municipal bonds are bonds that are refinanced by the issuer and remain outstanding in the marketplace until a specific call date or maturity date is reached. Pre-refunded municipal bonds are secured by U.S. Treasury securities placed in an irrevocable escrow account. As of March 26, 2010, all of the Company’s pre-refunded municipal bonds have contractual maturities of less than one year. The following table shows the original cost and fair value of the Company’s short-term investments as of March 26, 2010 and December 25, 2009 (in thousands):

	March 26, 2010		December 25, 2009
Description	Original Cost	Fair Value	Original Cost	Fair Value
Pre-refunded municipal bonds (1)	$1,442	$1,441	$1,478	$1,479

(1)   Fair value estimated using Level 1 inputs. The fair value of the pre-refunded municipal bonds is determined by quoted market prices as they are publicly traded.

The following table shows the carrying amount and the fair value of term debt and the 8 1/8% senior subordinated notes as of March 26, 2010 and December 25, 2009 (in thousands):

	March 26, 2010		December 25, 2009
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term debt (1)	$154,225	$147,426	$154,225	$145,771
8 1/8% senior subordinated notes, net of unamortized discount (2)	149,900	151,434	149,863	151,434
	$304,125	$298,860	$304,088	$297,205

(1)   Fair value estimated using Level 2 inputs. The fair value of term loans is estimated using a discounted cash flow analysis based on borrowing rates available to companies with similar credit ratings for loans with similar terms and maturity.

(2)   Fair value estimated using Level 1 inputs. The fair value of the 8 1/8% senior subordinated notes is determined by quoted market prices as they are publicly traded.

Segment Information

The Company has one operating segment and one reportable segment, the distribution of MRO products.

The Company’s net sales for the three months ended March 26, 2010 and March 27, 2009 by product category were as follows (in thousands):

	Three Months Ended
	March 26,	March 27,
Product Category	2010	2009
Janitorial and sanitary	$72,103	$71,902
Plumbing	70,401	75,240
Electrical and lighting	19,945	21,827
Heating, ventilation and air conditioning	18,600	20,539
Appliances and parts	14,374	15,151
Security	12,248	13,096
Hardware and tools	11,129	11,299
Other	26,418	27,739
Total	$245,218	$256,793

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

The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Balance at December 25, 2009	Charged to Expense	Deductions(1)	Balance at March 26, 2010
$12,975	$1,456	$(3,287)	$11,144

(1)   Accounts receivable written-off as uncollectible, net of recoveries. The majority of the accounts written-off had been fully reserved for in prior periods.

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

	Employee Separation Costs	Facility Closing and Other Costs	Total
Balance at December 25, 2009	$177	$1,324	$1,501
Payments	(61)	(353)	(414)
Balance at March 26, 2010	$116	$971	$1,087

Employee separation costs include severance pay and other related benefits associated with the termination of selling, administrative and warehouse personnel. Facility closing and other costs include lease tails, property and equipment disposals and other shut-down expenses associated with distribution center and professional contractor showroom consolidations.

Acquisition Accruals

The following table summarizes the accruals assumed in connection with the Company’s business combinations, which are included in accrued expenses and other current liabilities (in thousands):

	Employee Severance and Relocation	Facility Closing and Other Costs	Total
Balance at March 26, 2010	$55	$1,340	$1,395

There were no provisions or payments made during the three months ended March 26, 2010.

4.             EARNINGS PER SHARE

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

The following summarizes the shares of common stock used to calculate earnings per share including the potentially dilutive impact of stock options, restricted stock and restricted share units, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares:

	Three Months Ended
	March 26,	March 27,
	2010	2009
Weighted average shares outstanding - basic	32,674,154	32,481,049
Dilutive shares resulting from:
Stock options	357,515	—
Restricted stock	899	—
Restricted share units	338,037	71,393
Weighted average shares outstanding - diluted	33,370,605	32,552,442

During the three months ended March 26, 2010 and March 27, 2009, stock options to purchase 1,871,606 shares and 3,772,548 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive.

5.             COMPREHENSIVE INCOME

Comprehensive income refers to revenues, expenses, gains and losses that are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The components of comprehensive income for the three months ended March 26, 2010 and March 27, 2009 are as follows (in thousands):

	Three Months Ended
	March 26,	March 27,
	2010	2009
Net income	$5,570	$2,922
Other comprehensive income (loss):
Foreign currency translation	143	(106)
Amortization of unrecognized gain on employee benefits	4	3
Unrealized loss on short-term investments	(1)	—
Total comprehensive income	$5,716	$2,819

6.             SHARE-BASED COMPENSATION

During each of the three months ended March 26, 2010 and March 27, 2009, share-based compensation expense was $0.8 million. As of March 26, 2010, there was $9.6 million of total unrecognized share-based compensation expense related to unvested share-based payment awards. The expense is expected to be recognized over a weighted-average period of 2.5 years.

During the three months ended March 26, 2010 and March 27, 2009, the Company granted 255,737 and 450,526 stock options, respectively, with a weighted-average grant date fair value of $7.10 and $3.15, respectively. The fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility is based on historical performance of the Company’s stock. The Company also considers historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant.

The Black-Scholes weighted-average assumptions were as follows:

	Three Months Ended
	March 26,	March 27,
	2010	2009
Expected volatility	41.6%	42.6%
Expected dividends	0.0%	0.0%
Risk-free interest rate	2.4%	2.1%
Expected life (in years)	5.0	5.0

During the three months ended March 26, 2010, there were 347,548 stock options exercised with an intrinsic value of $1.3 million. There were no stock options exercised during the three months ended March 27, 2009.

A summary status of restricted stock, restricted share units and deferred stock units as of March 26, 2010 and changes during the three months then ended is presented below:

	Restricted Stock		Restricted Share Units		Deferred Stock Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at December 25, 2009	10,350	$23.49	452,376	$8.69	68,310	$18.66
Granted	—	—	163,158	15.81	—	—
Vested	(2,300)	22.27	(9,149)	21.86	—	—
Forfeited	—	—	(17,773)	7.89	—	—
Outstanding at March 26, 2010	8,050	$23.84	588,612	$11.14	68,310	$18.66

During the three months ended March 26, 2010, 2,300 restricted stock awards vested with a fair value of less than $0.1 million. During the three months ended March 26, 2010, 9,149 restricted share units vested with a fair value of $0.1 million. No restricted stock or restricted share units vested during the three months ended March 27, 2009.

7.                                      GUARANTOR SUBSIDIARIES

In June 2006, Interline New Jersey, the Company’s principal operating subsidiary (“Interline New Jersey” or the “Subsidiary Issuer”), issued $200.0 million of 8 1/8% senior subordinated notes due 2014 and entered into a $330.0 million bank credit facility. The 8 1/8% senior subordinated notes and the bank credit facility are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company (the “Parent Company”) and all of Interline New Jersey’s 100% owned domestic subsidiaries: Wilmar Holdings, Inc., Wilmar Financial, Inc. and Glenwood Acquisition LLC (collectively the “Guarantor Subsidiaries”). Effective December 25, 2009, Eagle Maintenance Supply, Inc., which was previously one of Interline New Jersey’s 100% owned domestic subsidiaries, was merged into Interline New Jersey.

The guarantees by the Parent Company and the Guarantor Subsidiaries are senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior subordinated indebtedness and subordinated to any of their existing and future senior indebtedness.

The Parent Company is a holding company whose only asset is the stock of its subsidiaries. The Company conducts virtually all of its business operations through Interline New Jersey. Accordingly, the Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in Interline New Jersey that are derived from the earnings and cash flow generated by Interline New Jersey. Through March 26, 2010, no dividends have been paid.

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

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF MARCH 26, 2010

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$116,099	$54	$—	$116,153
Short-term investments	—	1,441	—	—	1,441
Accounts receivable - trade	—	119,563	—	—	119,563
Inventory	—	176,792	—	—	176,792
Intercompany receivable	—	—	135,449	(135,449)	—
Other current assets	—	34,800	3	—	34,803
Total current assets	—	448,695	135,506	(135,449)	448,752

Property and equipment, net	—	47,695	—	—	47,695
Goodwill	—	319,006	—	—	319,006
Other intangible assets, net	—	123,117	—	—	123,117
Investment in subsidiaries	463,904	140,252	—	(604,156)	—
Other assets	—	2,329	6,475	—	8,804
Total assets	$463,904	$1,081,094	$141,981	$(739,605)	$947,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$89,328	$—	$—	$89,328
Accrued expenses and other current liabilities	—	45,416	1,729	—	47,145
Intercompany payable	—	135,449	—	(135,449)	—
Debt and capital lease - short-term	—	1,659	—	—	1,659
Total current liabilities	—	271,852	1,729	(135,449)	138,132

Long-Term Liabilities:
Debt and capital lease - long-term	—	304,127	—	—	304,127
Other liabilities	—	41,211	—	—	41,211
Total liabilities	—	617,190	1,729	(135,449)	483,470

Senior preferred stock	—	783,790	—	(783,790)	—

Stockholders’ equity (deficit)	463,904	(319,886)	140,252	179,634	463,904
Total liabilities and stockholders’ equity	$463,904	$1,081,094	$141,981	$(739,605)	$947,374

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF DECEMBER 25, 2009

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$98,487	$736	$—	$99,223
Short-term investments	—	1,479	—	—	1,479
Accounts receivable - trade	—	117,361	2,644	(1)	120,004
Inventory	—	171,063	2,359	—	173,422
Intercompany receivable	—	—	130,370	(130,370)	—
Other current assets	—	34,826	185	—	35,011
Total current assets	—	423,216	136,294	(130,371)	429,139

Property and equipment, net	—	46,619	185	—	46,804
Goodwill	—	312,252	6,754	—	319,006
Other intangible assets, net	—	122,457	2,378	—	124,835
Investment in subsidiaries	451,735	150,593	—	(602,328)	—
Other assets	—	2,285	6,769	—	9,054
Total assets	$451,735	$1,057,422	$152,380	$(732,699)	$928,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$85,983	$—	$(1)	$85,982
Accrued expenses and other current liabilities	—	42,308	1,742	—	44,050
Intercompany payable	—	130,370	—	(130,370)	—
Debt and capital lease - short-term	—	1,812	—	—	1,812
Total current liabilities	—	260,473	1,742	(130,371)	131,844

Long-Term Liabilities:
Debt and capital lease - long-term	—	304,092	—	—	304,092
Other liabilities	—	41,122	45	—	41,167
Total liabilities	—	605,687	1,787	(130,371)	477,103

Senior preferred stock	—	757,355	—	(757,355)	—

Stockholders’ equity (deficit)	451,735	(305,620)	150,593	155,027	451,735
Total liabilities and stockholders’ equity	$451,735	$1,057,422	$152,380	$(732,699)	$928,838

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 26, 2010

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$245,218	$—	$—	$245,218
Cost of sales	—	150,071	—	—	150,071
Gross profit	—	95,147	—	—	95,147

Operating Expenses:
Selling, general and administrative expenses	—	77,223	6	—	77,229
Depreciation and amortization	—	4,751	—	—	4,751
Equity earnings of subsidiaries	(9,238)	(2,648)	—	11,886	—
Total operating expenses	(9,238)	79,326	6	11,886	81,980
Operating income	9,238	15,821	(6)	(11,886)	13,167

Interest and other (expense) income, net	—	(4,638)	4,403	(3,694)	(3,929)
Income before income taxes	9,238	11,183	4,397	(15,580)	9,238
Income taxes	3,668	2,253	1,415	(3,668)	3,668
Net income	5,570	8,930	2,982	(11,912)	5,570
Preferred stock dividends	—	(26,435)	—	26,435	—
Net income (loss) attributable to common stockholders	$5,570	$(17,505)	$2,982	$14,523	$5,570

(1)   The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 27, 2009

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$252,956	$3,837	$—	$256,793
Cost of sales	—	157,778	2,419	—	160,197
Gross profit	—	95,178	1,418	—	96,596

Operating Expenses:
Selling, general and administrative expenses	—	82,777	1,143	—	83,920
Depreciation and amortization	—	4,469	165	—	4,634
Equity earnings of subsidiaries	(4,673)	(3,012)	—	7,685	—
Total operating expenses	(4,673)	84,234	1,308	7,685	88,554
Operating income	4,673	10,944	110	(7,685)	8,042

Gain on extinguishment of debt, net	—	1,720	—	—	1,720
Interest and other (expense) income, net	—	(6,044)	4,813	(3,858)	(5,089)
Income before income taxes	4,673	6,620	4,923	(11,543)	4,673
Income taxes	1,751	158	1,593	(1,751)	1,751
Net income	2,922	6,462	3,330	(9,792)	2,922
Preferred stock dividends	—	(23,045)	—	23,045	—
Net income (loss) attributable to common stockholders	$2,922	$(16,583)	$3,330	$13,253	$2,922

(1)   The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 26, 2010

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$—	$16,268	$(202)	$—	$16,066
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(3,733)	—	—	(3,733)
Purchase of short-term investments	—	(1,342)	—	—	(1,342)
Proceeds from sales and maturities of short-term investments	—	1,379	—	—	1,379
Other	—	(203)	—	203	—
Net cash used in investing activities	—	(3,899)	—	203	(3,696)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	(1,025)	—	—	(1,025)
Repayment of debt and capital lease obligations	—	(154)	—	—	(154)
Proceeds from stock options exercised	—	5,200	—	—	5,200
Other	—	479	203	(203)	479
Net cash provided by (used in) financing activities	—	4,500	203	(203)	4,500
Effect of exchange rate changes on cash and cash equivalents	—	60	—	—	60
Net increase (decrease) in cash and cash equivalents	—	16,929	1	—	16,930
Cash and cash equivalents at beginning of period	—	99,170	53	—	99,223
Cash and cash equivalents at end of period	$—	$116,099	$54	$—	$116,153

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 27, 2009

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$—	$63,890	$(1,315)	$—	$62,575
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(2,390)	(3)	—	(2,393)
Purchase of businesses, net of cash acquired	—	(126)	—	—	(126)
Other	—	(1,103)	—	1,103	—
Net cash (used in) provided by investing activities	—	(3,619)	(3)	1,103	(2,519)
Cash Flows from Financing Activities:
Decrease in purchase card payable, net	—	(1,677)	—	—	(1,677)
Repayment of debt and capital lease obligations	—	(6,221)	—	—	(6,221)
Repayment of 8 1/8% senior subordinated notes	—	(34,157)	—	—	(34,157)
Other	—	—	1,103	(1,103)	—
Net cash (used in) provided by financing activities	—	(42,055)	1,103	(1,103)	(42,055)
Effect of exchange rate changes on cash and cash equivalents	—	(34)	—	—	(34)
Net increase (decrease) in cash and cash equivalents	—	18,182	(215)	—	17,967
Cash and cash equivalents at beginning of period	—	62,293	431	—	62,724
Cash and cash equivalents at end of period	$—	$80,475	$216	$—	$80,691

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

•                  currency exchange rates,

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

Overview

We are a leading national distributor and direct marketer of maintenance, repair and operations (“MRO”) products. We have one operating segment, the distribution of MRO products. We stock approximately 100,000 MRO products in the following categories: appliances; cabinetry; electrical; floor coverings; gas; hardware; hearth and chimney; heating, ventilation and air conditioning (“HVAC”); janitorial and sanitary; lighting; paint and sundries; plumbing; pool; security; shop and office supplies; tools and equipment; window coverings; and other miscellaneous products. Our products are primarily used for the repair, maintenance, remodeling, refurbishment and construction of properties and non-industrial facilities.

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

We market and sell our products primarily through twelve distinct and targeted brands, each of which is nationally recognized in the markets we serve for providing quality products at competitive prices with reliable same-day or next-day delivery. The Wilmar, AmSan, Sexauer, Maintenance USA and Trayco brands generally serve our facilities maintenance customers; the Barnett, Copperfield, U.S. Lock and SunStar brands generally serve our professional contractor customers; and the Hardware Express, Leran and AF Lighting brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of approximately 600 field sales representatives, approximately 350 inside sales and customer service representatives, a direct marketing program of approximately five million pieces annually, brand-specific websites and a national accounts sales program.

We deliver our products through our network of two national distribution centers (“NDCs”), 57 regional distribution centers, 22 professional contractor showrooms located throughout the United States and Canada, 31 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks. Our broad distribution network enables us to provide reliable, next-day delivery service to at least 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

Results of Operations

The following table presents information derived from the condensed consolidated statements of earnings expressed as a percentage of revenues for the three months ended March 26, 2010 and March 27, 2009:

	% of Net Sales		% Increase
	Three Months Ended		(Decrease)
	March 26,	March 27,	2010
	2010	2009	vs. 2009 (1)

Net sales	100.0%	100.0%	(4.5)%
Cost of sales	61.2	62.4	(6.3)
Gross profit	38.8	37.6	(1.5)

Operating Expenses:
Selling, general and administrative expenses	31.5	32.7	(8.0)
Depreciation and amortization	1.9	1.8	2.5
Total operating expense	33.4	34.5	(7.4)
Operating income	5.4	3.1	63.7

Gain on extinguishment of debt, net	—	0.7	100.0
Interest expense	(1.8)	(2.1)	(19.1)
Interest income and other income	0.2	0.1	46.2
Income before income taxes	3.8	1.8	97.7
Income tax provision	(1.5)	(0.7)	109.5
Net income	2.3%	1.1%	90.6%

(1)          Percent increase (decrease) represents the actual change as a percent of the prior year’s result.

Overview. During the three months ended March 26, 2010, our net sales declined 4.5%. We believe this decline is associated with the widely reported and prolonged general economic downturn. Sales to customers in our facilities maintenance end-markets, which make up 72% of our total sales and include residential multi-family housing and institutional MRO customers, declined 3.1% during the first quarter of 2010 compared to the first quarter of 2009. Sales to our professional contractor and specialty distributor customers, which represent 16% and 12% of our total sales, respectively, declined 8.9% and 6.7%, respectively. Demand from these customers continues to be negatively impacted by recessionary declines in residential new construction and renovations activity.

Net income as a percentage of sales was 2.3% in the first quarter compared to 1.1% in the comparable prior year period. The increase in net income as a percent of sales is primarily a result of higher gross profit margins, lower bad debt expense, lower occupancy expenses and lower severance and facility closing costs.

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

Three Months Ended March 26, 2010 Compared to Three Months Ended March 27, 2009

Net Sales. Our net sales decreased by $11.6 million, or 4.5%, to $245.2 million in the three months ended March 26, 2010 from $256.8 million in the three months ended March 27, 2009. The decline in sales resulted from the net impact of a 3.1% decrease in sales to our facilities maintenance customers and a continued decline in sales to our professional contractor and specialty distributor customers of 8.9% and 6.7%, respectively. We continue to experience some variability in our end-markets; however, we expect the impact on sales during the remainder of 2010 will be less severe than in 2009. In addition, we are starting to see signs of stabilization in the overall economy and our end-markets; therefore, expect sales to our end-markets to be relatively flat during the remainder of 2010.

Gross Profit. Gross profit decreased by $1.4 million, or 1.5%, to $95.1 million in the three months ended March 26, 2010 from $96.6 million in the three months ended March 27, 2009 as a direct result of the decrease in sales. Our gross profit margin increased 120 basis points to 38.8% for the three months ended March 26, 2010 compared to 37.6% for the three months ended March 27, 2009. The increase in gross margin is primarily due to continued improvement in selling margins from the optimization of product pricing as well as higher supplier rebates.

Selling, General and Administrative Expenses. SG&A expenses decreased by $6.7 million, or 8.0%, to $77.2 million in the three months ended March 26, 2010 from $83.9 million in the three months ended March 27, 2009. As a percent of sales, SG&A decreased to 31.5% for the three months ended March 26, 2010 compared to 32.7% for the three months ended March 27, 2009. The decrease in SG&A expenses is primarily due to $3.5 million of lower bad debt expense as well as decreases in occupancy and personnel-related expenses resulting from previous closings of underperforming professional contractor showrooms and consolidations of distribution centers and headcount reductions.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.1 million to $4.8 million in the three months ended March 26, 2010 from $4.6 million in the three months ended March 27, 2009. As a percentage of sales, depreciation and amortization was 1.9% or 10 basis points higher than the 1.8% in the comparable prior year period.

Operating Income. As a result of the foregoing, operating income increased by $5.1 million, or 63.7%, to $13.2 million in the three months ended March 26, 2010 from $8.0 million in the three months ended March 27, 2009. As a percent of sales, operating income increased to 5.4% in the three months ended March 26, 2010 compared to 3.1% in the three months ended March 27, 2009.

Gain on Extinguishment of Debt. We did not extinguish debt in the three months ended March 26, 2010. Gain on extinguishment of debt was $1.7 million in the three months ended March 27, 2009. During the three months ended March 27, 2009, we repurchased $36.4 million of our 8 1/8% senior subordinated notes at an average of 93.8% of par, or $34.2 million. In addition, during the three months ended March 27, 2009, we repaid $5.2 million of our term loan ahead of schedule. In connection with the repurchase of our 8 1/8% senior subordinated notes and the term loan payment, we recorded a gain on extinguishment of debt of $1.7 million net of $0.5 million in original issue discount and deferred financing costs written-off.

Interest Expense. Interest expense decreased by $1.0 million in the three months ended March 26, 2010 to $4.4 million from $5.4 million in the three months ended March 27, 2009. This decrease was primarily due to $55.3 million in lower debt balances outstanding compared to last year associated with the repayments of our term debt and the repurchase of our 8 1/8% senior subordinated notes and lower interest rates.

Interest and Other Income. Interest and other income increased $0.1 million to $0.4 million in the three months ended March 26, 2010 compared to $0.3 million in the three months ended March 27, 2009. The increase was primarily attributable to interest income earned from our short-term investments.

Provision for Income Taxes. The effective tax rate for the three months ended March 26, 2010 was 39.7% compared to 37.5% for the three months ended March 27, 2009. The increase in the effective tax rate was due to the write-off of deferred tax assets associated with share-based compensation arising from stock options that were forfeited due to employee terminations and the decrease in the benefit recognized associated with unrecognized tax benefits. During the three months ended March 27, 2009, we obtained resolution related to an uncertain state tax position and we adjusted the accrual previously established, of which $0.1 million favorably impacted our effective tax rate.

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

We have outstanding $150.7 million of 8 1/8% senior subordinated notes due 2014 and we have a $330.0 million bank credit facility. The 8 1/8% senior subordinated notes mature on June 15, 2014 and interest is payable on June 15 and December 15 of each year. As of March 26, 2010, the 8 1/8% senior subordinated notes had an estimated fair market value of $151.4 million, or 100.5% of par. The bank credit facility consists of a $230.0 million 7-year term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit. As of March 26, 2010, Interline New Jersey had

$8.9 million of letters of credit issued under the revolving loan facility and $154.2 million of aggregate principal outstanding under the term loan facility.

The debt instruments of Interline New Jersey, primarily the credit facility entered into on June 23, 2006 and the indenture governing the terms of the 8 1/8% senior subordinated notes, contain significant restrictions on the payment of dividends and distributions to us by Interline New Jersey. Interline New Jersey’s credit facility allows it to pay dividends, make distributions to us or make investments in us in an aggregate amount not to exceed $2.0 million during any fiscal year, so long as Interline New Jersey is not in default or would be in default as a result of such payments. In addition, ordinary course distributions for overhead (up to $3.0 million annually) and taxes are permitted, as are annual payments of up to $7.5 million in respect of our stock option or other benefit plans for management or employees and (provided Interline New Jersey is not in default) aggregate payments of up to $40.0 million depending on the pro forma net leverage ratio as of the last day of the previous quarter. In addition, the indenture for the 8 1/8% senior subordinated notes generally restricts the ability of Interline New Jersey to pay distributions to us and to make advances to, or investments in, us to an amount generally equal to 50% of the net income of Interline New Jersey, plus an amount equal to the net proceeds from certain equity issuances, subject to compliance with a leverage ratio and no default having occurred and continuing. The indenture also contains certain permitted exceptions including (1) allowing us to pay our franchise taxes and other fees required to maintain our corporate existence, to pay for general corporate and overhead expenses and to pay expenses incurred in connection with certain financing, acquisition or disposition transactions, in an aggregate amount not to exceed $10.0 million per year; (2) allowing certain tax payments; and (3) allowing certain permitted distributions up to $75 million. For further description of the credit facility, see “Credit Facility” below.

Financial Condition

Working capital increased by $13.3 million to $310.6 million as of March 26, 2010 from $297.3 million as of December 25, 2009. The increase in working capital was primarily funded by cash flows from operating activities.

Cash Flow

Operating Activities. Net cash provided by operating activities was $16.1 million in the three months ended March 26, 2010 compared to net cash provided by operating activities of $62.6 million in the three months ended March 27, 2009.

Net cash provided by operating activities of $16.1 million in the three months ended March 26, 2010 primarily consisted of net income of $5.6 million, adjustments for non-cash items of $7.1 million and cash provided by working capital items of $3.2 million. Adjustments for non-cash items primarily consisted of $4.9 million in depreciation and amortization of property, equipment and intangible assets, $1.5 million in bad debt expense and $0.8 million in share-based compensation. The cash provided by working capital items primarily consisted of $3.3 million from increased trade payables balances as a result of the timing of purchases and related payments, $3.0 million from timing of interest payments and $0.6 million from the increase in income taxes resulting from an increase in income before taxes. These items were partially offset by $3.3 million from increased inventory levels as a result of the stocking of our new distribution center in Chicago, Illinois, and $1.0 million from increased trade receivables, net of changes in our allowance for doubtful accounts, resulting from the timing of collections.

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

Investing Activities. Net cash used in investing activities was $3.7 million in the three months ended March 26, 2010 compared to net cash used in investing activities of $2.5 million in the three months ended March 27, 2009.

Net cash used in investing activities in the three months ended March 26, 2010 was primarily attributable to capital expenditures associated with our distribution center consolidation projects as well as those made in the ordinary course of business of $3.7 million.

Net cash used in investing activities in the three months ended March 27, 2009 was primarily attributable to capital expenditures made in the ordinary course of business of $2.4 million.

Financing Activities. Net cash provided by financing activities totaled $4.5 million in the three months ended March 26, 2010 compared to net cash used in financing activities of $42.1 million in the three months ended March 27, 2009.

Net cash provided by financing activities in the three months ended March 26, 2010 was attributable to proceeds received from stock options exercised and related excess tax benefits of $5.7 million, partially offset by a $1.0 million net decrease in purchase card payable.

Net cash used in financing activities in the three months ended March 27, 2009 was attributable to our repurchase of $36.4 million of our 8 1/8% senior subordinated notes at an average of 93.8% of par, or $34.2 million, our repayment of $6.2 million of borrowings on our credit facility and capital lease obligations and the net decrease in purchase card payable of $1.7 million.

Capital Expenditures

Capital expenditures were $3.7 million in the three months ended March 26, 2010 compared to $2.4 million in the three months ended March 27, 2009. In addition, during the three months ended March 26, 2010, we acquired $0.6 million of property through lease incentives. Capital expenditures as a percentage of sales were 1.5% in the three months ended March 26, 2010 compared to 0.9% in the three months ended March 27, 2009. The increase in capital expenditures was driven primarily by the continued consolidation of our distribution center network, including the investments in larger, more efficient distribution centers.

Credit Facility

Borrowings under the term loan and the delayed draw facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.75% or at the alternate base rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus 0.75%. Borrowings under the revolving credit facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.75% or at the alternate base rate plus 0.50%. As of March 26, 2010, the weighted average interest rate in effect with respect to the term loan and the delayed draw facility was 2.00% for the LIBOR option and 4.00% for the alternate base rate option. Outstanding letters of credit under the revolving credit facility are subject to a per annum fee equal to the applicable margin under the revolving credit facility. The interest rate spread is subject to a pricing grid that is based on the ratio of net total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the credit facility. The term loan and the delayed draw facility mature on June 23, 2013 and the revolving loan facility matures on June 23, 2012. In accordance with the terms of our credit facility, amounts under the term loan and the delayed draw facility are due and payable in quarterly installments equal to 1.0% of the original principal amount on an annual basis through June 23, 2013, with the balance payable in one final installment at the maturity date. As a result of our repayments of borrowings on our term debt, we are not required to make another principal payment until the debt matures in 2013.

The bank credit facility, which is secured by substantially all of the assets of Interline New Jersey and is guaranteed by us and by the domestic subsidiaries of Interline New Jersey, contains affirmative, negative and financial covenants that limit Interline New Jersey’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain certain financial ratios as of the last day of each fiscal quarter, including a minimum ratio based on an adjusted consolidated EBITDA, as defined by the credit facility, to consolidated cash interest expense and a maximum ratio of net total indebtedness to an adjusted consolidated EBITDA, as defined by the credit facility. The maximum ratio of net total indebtedness to adjusted consolidated EBITDA, as defined by the credit facility, was 3.5. Interline New Jersey and the Company were in compliance with all covenants at March 26, 2010.

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

As of March 26, 2010, we had $33.1 million of availability under Interline New Jersey’s $100.0 million revolving credit facility after the limitation under the bank credit facility’s ratio of net total indebtedness to adjusted consolidated EBITDA, as defined by the credit facility. As of March 26, 2010, we had $117.6 million of total cash on hand and permitted investments (including $25.0 million in cash that, for the covenant compliance ratio, is netted against debt).

We believe that cash and cash equivalents, cash flow from operations and available borrowing capacity under our credit facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the next twelve months.

Contractual Obligations

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 25, 2009 filed with the SEC. There have been no material changes to our contractual obligations since December 25, 2009.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 25, 2009 filed with the SEC. During the three months ended March 26, 2010, there were no significant changes to any of our critical accounting policies.

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

Interest Rate Risk

Our variable rate term debt is sensitive to changes in the general level of interest rates. As of March 26, 2010, the weighted average interest rate in effect with respect to our $154.2 million variable rate term debt was 2.00% for the LIBOR option and 4.00% for the alternate base rate option. While our variable rate term debt obligations expose us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance or results of operations. Based on the outstanding variable rate term debt as of March 26, 2010, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $0.4 million pre-tax change to our statement of operations for the three months ended March 26, 2010.

The fair market value of our fixed rate debt is subject to interest rate risk. As of March 26, 2010, the fair market value of our $150.7 million 8 1/8% senior subordinated notes was approximately $151.4 million, or 100.5% of par.

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our exposure to risk from foreign currency exchange rates was not material as of March 26, 2010.

Derivative Financial Instruments

As of March 26, 2010, we did not have any interest rate exchange agreements or swaps. Historically, we entered into derivative financial instruments from time to time, including interest rate exchange agreements or swaps, to manage our exposure to fluctuations in interest rates on our debt.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 26, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 26, 2010, our disclosure controls and procedures were effective to (1) ensure that material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 26, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material effect upon our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

For information regarding factors that could affect our financial position, results of operations and cash flows, see the risk factors discussion provided in our Annual Report on Form 10-K for the year ended December 25, 2009 in Part I. Item 1A. Risk Factors. See also “Part I. Item 2—Forward Looking Statements” above.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 25, 2009.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

The following table summarizes repurchases of our stock during the three months ended March 26, 2010, comprised entirely of shares sold to us to satisfy employee tax withholding obligations that arose upon the vesting of restricted share units and restricted stock awards:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2010
(December 26 - January 22)	245	$18.29	—	—
February 2010
(January 23 — February 19)	—	—	—	—
March 2010
(February 20 — March 26)	2,420	12.96	—	—
Total	2,665	$13.45	—	—

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

12.1	Computation of ratio of earnings to fixed charges and earnings to combined fixed charges and preferred dividends of Interline Brands, Inc. (furnished herewith).
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

INTERLINE BRANDS, INC.
Registrant

Date: May 3, 2010	By:	/S/ JOHN A. EBNER
John A. Ebner
Chief Financial Officer and Treasurer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)