Form 10-Q
period 2010-06-25
INTERLINE BRANDS, INC./DE
filed 2010-08-02
CIK 1292900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 30, 2010, there were 33,004,911 shares of the registrant’s common stock outstanding (excluding 122,300 shares held in treasury), par value $0.01.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF JUNE 25, 2010 AND DECEMBER 25, 2009

(in thousands, except share and per share data)

	June 25,	December 25,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$111,622	$99,223
Short-term investments	1,312	1,479
Accounts receivable - trade (net of allowance for doubtful accounts of $10,485 and $12,975)	135,608	120,004
Inventory	191,453	173,422
Prepaid expenses and other current assets	20,252	18,552
Deferred income taxes	17,085	16,459
Total current assets	477,332	429,139

Property and equipment, net	49,582	46,804
Goodwill	319,151	319,006
Other intangible assets, net	121,413	124,835
Other assets	9,004	9,054
Total assets	$976,482	$928,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$108,387	$85,982
Accrued expenses and other current liabilities	42,909	41,715
Accrued interest	980	1,050
Income taxes payable	2,637	1,285
Current portion of long-term debt	—	1,590
Capital lease - current	94	222
Total current liabilities	155,007	131,844

Long-Term Liabilities:
Deferred income taxes	40,374	40,369
Long-term debt and capital lease, net of current portion	304,164	304,092
Other liabilities	794	798
Total liabilities	500,339	477,103
Commitments and contingencies
Senior preferred stock; $0.01 par value, 20,000,000 authorized; none outstanding as of June 25, 2010 and December 25, 2009	—	—

Stockholders’ Equity:
Common stock; $0.01 par value, 100,000,000 authorized; 33,127,211 issued and 33,004,911 outstanding as of June 25, 2010 and 32,640,957 issued and 32,524,251 outstanding as of December 25, 2009	331	326
Additional paid-in capital	586,490	576,747
Accumulated deficit	(110,084)	(124,745)
Accumulated other comprehensive income	1,579	1,483
Treasury stock, at cost, 122,300 shares as of June 25, 2010 and 116,706 as of December 25, 2009	(2,173)	(2,076)
Total stockholders’ equity	476,143	451,735
Total liabilities and stockholders’ equity	$976,482	$928,838

See accompanying notes to condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 25, 2010 AND JUNE 26, 2009

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2010	2009	2010	2009

Net sales	$270,154	$269,920	$515,372	$526,713
Cost of sales	168,587	171,605	318,658	331,802
Gross profit	101,567	98,315	196,714	194,911

Operating Expenses:
Selling, general and administrative expenses	77,470	78,898	154,699	162,818
Depreciation and amortization	4,935	4,392	9,686	9,026
Total operating expenses	82,405	83,290	164,385	171,844
Operating income	19,162	15,025	32,329	23,067

(Loss) Gain on extinguishment of debt, net	—	(177)	—	1,543
Interest expense	(4,366)	(4,717)	(8,719)	(10,096)
Interest and other income	301	440	725	730
Income before income taxes	15,097	10,571	24,335	15,244
Income taxes	6,006	4,149	9,674	5,900
Net income	$9,091	$6,422	$14,661	$9,344

Earnings Per Share:
Basic	$0.28	$0.20	$0.45	$0.29
Diluted	$0.27	$0.20	$0.44	$0.29

Weighted-Average Shares Outstanding:
Basic	33,036,531	32,488,744	32,855,343	32,484,897
Diluted	33,888,918	32,856,916	33,629,770	32,704,682

See accompanying notes to condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JUNE 25, 2010 AND JUNE 26, 2009

(in thousands)

	June 25,	June 26,
	2010	2009
Cash Flows from Operating Activities:
Net income	$14,661	$9,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,930	9,322
Amortization of debt issuance costs	515	562
Amortization of discount on 8 1/8% senior subordinated notes	74	72
Gain on extinguishment of debt, net of discount	—	(2,165)
Write-off of debt issuance costs	—	622
Write-off of deferred acquisition costs	—	672
Share-based compensation	2,021	1,955
Excess tax benefits from share-based compensation	(754)	—
Deferred income taxes	(579)	2,340
Provision for doubtful accounts	2,419	6,324
Loss on disposal of property and equipment	54	12

Changes in assets and liabilities which provided (used) cash, net of business acquired:
Accounts receivable - trade	(18,002)	(4,673)
Inventory	(17,997)	12,830
Prepaid expenses and other current assets	(1,699)	2,747
Other assets	50	(190)
Accounts payable	22,399	27,428
Accrued expenses and other current liabilities	1,033	4,002
Accrued interest	(70)	(684)
Income taxes	2,065	1,957
Other liabilities	4	(141)
Net cash provided by operating activities	16,124	72,336
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(8,228)	(5,688)
Purchase of short-term investments	(2,678)	—
Proceeds from sales and maturities of short-term investments	2,845	—
Purchase of businesses, net of cash acquired	(145)	(381)
Net cash used in investing activities	(8,206)	(6,069)
Cash Flows from Financing Activities:
(Decrease) Increase in purchase card payable, net	(1,463)	726
Repayment of term debt	(1,590)	(26,162)
Repayment of 8 1/8% senior subordinated notes	—	(34,157)
Payments on capital lease obligations	(130)	(116)
Proceeds from stock options exercised	6,972	—
Excess tax benefits from share-based compensation	754	—
Treasury stock acquired to satisfy minimum tax withholding requirements	(97)	—
Net cash provided by (used in) financing activities	4,446	(59,709)
Effect of exchange rate changes on cash and cash equivalents	35	92
Net increase in cash and cash equivalents	12,399	6,650
Cash and cash equivalents at beginning of period	99,223	62,724
Cash and cash equivalents at end of period	$111,622	$69,374

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$8,066	$10,196
Income taxes, net of refunds	$7,938	$1,749

Schedule of Non-Cash Investing and Financing Activities:
Property acquired through lease incentives	$1,620	$3,009
Adjustments to liabilities assumed and goodwill on businesses acquired	$—	$732

See accompanying notes to condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 25, 2010 AND JUNE 26, 2009

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

The Company markets and sells its products primarily through twelve distinct and targeted brands. The Company utilizes a variety of sales channels, including a direct sales force, telesales representatives, a direct marketing program, brand-specific websites and a national accounts sales program. The Company delivers its products through its network of distribution centers and professional contractor showrooms located throughout the United States and Canada, vendor managed inventory locations at large professional contractor customer locations and its dedicated fleet of trucks. Through its broad distribution network, the Company is able to provide next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable and income taxes, lower of cost or market and obsolescence reserves for inventory, reserves for self-insurance programs and valuation of goodwill and other intangible assets. Actual results could differ from those estimates.

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

The Company’s short-term investments, which are classified as available-for-sale, are comprised of pre-refunded municipal bonds. Pre-refunded municipal bonds are bonds that are refinanced by the issuer and remain outstanding in the marketplace until a specific call date or maturity date is reached. Pre-refunded municipal bonds are secured by U.S. Treasury securities placed in an irrevocable escrow account. As of June 25, 2010, all of the Company’s pre-refunded municipal bonds have contractual maturities of less than one year. The following table shows the original cost and fair value of the Company’s short-term investments as of June 25, 2010 and December 25, 2009 (in thousands):

	June 25, 2010		December 25, 2009
Description	Original Cost	Fair Value	Original Cost	Fair Value
Pre-refunded municipal bonds (1)	$1,312	$1,312	$1,478	$1,479

(1)         Fair value estimated using Level 1 inputs. The fair value of the pre-refunded municipal bonds is determined by quoted market prices as they are publicly traded.

The following table shows the carrying amount and the fair value of term debt and the 8 1/8% senior subordinated notes as of June 25, 2010 and December 25, 2009 (in thousands):

	June 25, 2010		December 25, 2009
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term debt (1)	$154,225	$147,945	$154,225	$145,771
8 1/8% senior subordinated notes, net of unamortized discount (2)	149,938	149,928	149,863	151,434
	$304,163	$297,873	$304,088	$297,205

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

Segment Information

The Company has one operating segment and, therefore, one reportable segment, the distribution of MRO products.

The Company’s net sales for the three and six months ended June 25, 2010 and June 26, 2009 by product category were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
Product Category	2010	2009	2010	2009
Janitorial and sanitary	$76,006	$76,657	$148,109	$148,559
Plumbing	71,170	71,799	141,571	147,039
Heating, ventilation and air conditioning	34,647	31,709	53,247	52,248
Electrical and lighting	20,197	21,594	40,142	43,421
Appliances and parts	16,200	15,925	30,574	31,076
Security	12,311	12,957	24,559	26,053
Hardware and tools	12,020	12,956	23,149	24,255
Other	27,603	26,323	54,021	54,062
Total	$270,154	$269,920	$515,372	$526,713

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

The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Balance at December 25, 2009	Charged to Expense	Deductions(1)	Balance at June 25, 2010
$12,975	$2,419	$(4,909)	$10,485

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

	Employee Separation Costs	Facility Closing and Other Costs	Total
Balance at December 25, 2009	$177	$1,324	$1,501
Payments	(72)	(594)	(666)
Balance at June 25, 2010	$105	$730	$835

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

Acquisition Accruals

The following table summarizes the accruals assumed in connection with the Company’s business combinations, which are included in accrued expenses and other current liabilities (in thousands):

	Employee Severance and Relocation	Facility Closing and Other Costs	Total
Balance at December 25, 2009	$55	$1,340	$1,395
Payments	(11)	(39)	(50)
Balance at June 25, 2010	$44	$1,301	$1,345

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

The following summarizes the shares of common stock used to calculate earnings per share including the potentially dilutive impact of stock options, restricted stock and restricted share units, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2010	2009	2010	2009
Weighted average shares outstanding - basic	33,036,531	32,488,744	32,855,343	32,484,897
Dilutive shares resulting from:
Stock options	442,182	91,061	399,850	45,531
Restricted stock	1,106	22	1,004	11
Restricted share units	409,099	277,089	373,573	174,243
Weighted average shares outstanding - diluted	33,888,918	32,856,916	33,629,770	32,704,682

During the three months ended June 25, 2010 and June 26, 2009, stock options to purchase 1,754,605 shares and 3,774,522 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive. During the six months ended June 25, 2010 and June 26, 2009, stock options to purchase 1,940,975 shares and 3,573,535 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive.

5.             COMPREHENSIVE INCOME

Comprehensive income refers to revenues, expenses, gains and losses that are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The components of comprehensive income for the three and six months ended June 25, 2010 and June 26, 2009 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2010	2009	2010	2009
Net income	$9,091	$6,422	$14,661	$9,344
Other comprehensive income (loss):
Amortization of unrecognized gain on employee benefits	4	3	8	6
Foreign currency translation	(54)	346	89	240
Unrealized loss on short-term investments	—	—	(1)	—
Total comprehensive income	$9,041	$6,771	$14,757	$9,590

6.             SHARE-BASED COMPENSATION

During the three months ended June 25, 2010 and June 26, 2009, share-based compensation expense was $1.2 million and $1.1 million, respectively. During the six months ended June 25, 2010 and June 26, 2009, share-based compensation expense was $2.0 million and $1.9 million, respectively. As of June 25, 2010, there was $9.2 million of total unrecognized share-based compensation expense related to unvested share-based payment awards. The expense is expected to be recognized over a weighted-average period of 2.2 years.

During the three months ended June 25, 2010 and June 26, 2009, the Company granted 36,736 and 52,500 stock options, respectively, with a weighted-average grant date fair value of $8.00 and $6.13, respectively. During the six months ended June 25, 2010 and June 26, 2009, the Company granted 294,473 and 503,026 stock options, respectively, with a weighted-average grant date fair value of $7.21 and $3.46, respectively. The fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility is based on historical performance of the Company’s stock. The Company also considers historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant.

The Black-Scholes weighted-average assumptions were as follows:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2010	2009	2010	2009
Expected volatility	40.5%	44.6%	41.5%	42.6%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.2%	2.2%	2.4%	2.1%
Expected life (in years)	5.0	5.0	5.0	5.0

During the three months ended June 25, 2010, there were 118,101 stock options exercised with an intrinsic value of $0.7 million. There were no stock options exercised during the three months ended June 26, 2009. During the six months ended June 25, 2010, there were 465,649 stock options exercised with an intrinsic value of $2.0 million. There were no stock options exercised during the six months ended June 26, 2009.

A summary status of restricted stock, restricted share units and deferred stock units as of June 25, 2010 and changes during the six months then ended is presented below:

	Restricted Stock		Restricted Share Units		Deferred Stock Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at December 25, 2009	10,350	$23.49	452,376	$8.69	68,310	$18.66
Granted	—	—	168,737	18.00	24,824	20.95
Vested	(2,300)	22.27	(19,548)	21.92	—	—
Forfeited	—	—	(17,773)	7.89	—	—
Outstanding at June 25, 2010	8,050	$23.84	583,792	$11.03	93,134	$19.27

During the three months ended June 25, 2010 and June 26, 2009, no restricted stock awards vested. During the six months ended June 25, 2010, 2,300 restricted stock awards vested with a fair value of less than $0.1 million. No restricted stock awards vested during the six months ended June 26, 2009.

During the three months ended June 25, 2010, 10,399 restricted share units vested with a fair value of $0.2 million. During the six months ended June 25, 2010, 19,548 restricted share units vested with a fair value of $0.3 million. No restricted share units vested during the three and six months ended June 26, 2009.

7.             CONTINGENCIES

Contingent Liabilities

As of June 25, 2010 and December 25, 2009, the Company was contingently liable for unused letters of credit aggregating $9.1 million and $9.5 million, respectively.

Legal Proceedings

The Company is involved in various legal proceedings in the ordinary course of its business that are not anticipated to have a material adverse effect on the Company’s results of operations or financial position.

8.             GUARANTOR SUBSIDIARIES

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

The Parent Company is a holding company whose only asset is the stock of its subsidiaries. The Company conducts virtually all of its business operations through Interline New Jersey. Accordingly, the Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in Interline New Jersey that are derived from the earnings and cash flow generated by Interline New Jersey. Through June 25, 2010, no dividends have been paid.

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

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF JUNE 25, 2010

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$111,589	$33	$—	$111,622
Short-term investments	—	1,312	—	—	1,312
Accounts receivable - trade	—	135,608	—	—	135,608
Inventory	—	191,453	—	—	191,453
Intercompany receivable	—	—	134,186	(134,186)	—
Other current assets	—	37,335	2	—	37,337
Total current assets	—	477,297	134,221	(134,186)	477,332

Property and equipment, net	—	49,582	—	—	49,582
Goodwill	—	319,151	—	—	319,151
Other intangible assets, net	—	121,413	—	—	121,413
Investment in subsidiaries	476,143	139,035	—	(615,178)	—
Other assets	—	2,278	6,726	—	9,004
Total assets	$476,143	$1,108,756	$140,947	$(749,364)	$976,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$108,387	$—	$—	$108,387
Accrued expenses and other current liabilities	—	44,614	1,912	—	46,526
Intercompany payable	—	134,186	—	(134,186)	—
Current portion of long-term debt and capital lease	—	94	—	—	94
Total current liabilities	—	287,281	1,912	(134,186)	155,007

Long-Term Liabilities:
Long-term debt and capital lease, net of current portion	—	304,164	—	—	304,164
Other liabilities	—	41,168	—	—	41,168
Total liabilities	—	632,613	1,912	(134,186)	500,339

Senior preferred stock	—	811,147	—	(811,147)	—

Stockholders’ equity (deficit)	476,143	(335,004)	139,035	195,969	476,143
Total liabilities and stockholders’ equity	$476,143	$1,108,756	$140,947	$(749,364)	$976,482

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF DECEMBER 25, 2009

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$98,487	$736	$—	$99,223
Short-term investments	—	1,479	—	—	1,479
Accounts receivable - trade	—	117,361	2,644	(1)	120,004
Inventory	—	171,063	2,359	—	173,422
Intercompany receivable	—	—	130,370	(130,370)	—
Other current assets	—	34,826	185	—	35,011
Total current assets	—	423,216	136,294	(130,371)	429,139

Property and equipment, net	—	46,619	185	—	46,804
Goodwill	—	312,252	6,754	—	319,006
Other intangible assets, net	—	122,457	2,378	—	124,835
Investment in subsidiaries	451,735	150,593	—	(602,328)	—
Other assets	—	2,285	6,769	—	9,054
Total assets	$451,735	$1,057,422	$152,380	$(732,699)	$928,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$85,983	$—	$(1)	$85,982
Accrued expenses and other current liabilities	—	42,308	1,742	—	44,050
Intercompany payable	—	130,370	—	(130,370)	—
Current portion of long-term debt and capital lease	—	1,812	—	—	1,812
Total current liabilities	—	260,473	1,742	(130,371)	131,844

Long-Term Liabilities:
Long-term debt and capital lease, net of current portion	—	304,092	—	—	304,092
Other liabilities	—	41,122	45	—	41,167
Total liabilities	—	605,687	1,787	(130,371)	477,103

Senior preferred stock	—	757,355	—	(757,355)	—

Stockholders’ equity (deficit)	451,735	(305,620)	150,593	155,027	451,735
Total liabilities and stockholders’ equity	$451,735	$1,057,422	$152,380	$(732,699)	$928,838

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 25, 2010

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$270,154	$—	$—	$270,154
Cost of sales	—	168,587	—	—	168,587
Gross profit	—	101,567	—	—	101,567

Operating Expenses:
Selling, general and administrative expenses	—	81,515	8	(4,053)	77,470
Depreciation and amortization	—	4,935	—	—	4,935
Other operating income	—	—	(4,053)	4,053	—
Equity earnings of subsidiaries	(9,091)	(3,142)	—	12,233	—
Total operating expenses	(9,091)	83,308	(4,045)	12,233	82,405
Operating income	9,091	18,259	4,045	(12,233)	19,162

Interest and other (expense) income, net	—	(4,779)	714	—	(4,065)
Income before income taxes	9,091	13,480	4,759	(12,233)	15,097
Income taxes	—	4,389	1,617	—	6,006
Net income	9,091	9,091	3,142	(12,233)	9,091
Preferred stock dividends	—	(27,357)	—	27,357	—
Net income (loss) attributable to common stockholders	$9,091	$(18,266)	$3,142	$15,124	$9,091

(1)          The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 26, 2009

(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiarics(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$265,500	$4,420	$—	$269,920
Cost of sales	—	168,719	2,886	—	171,605
Gross profit	—	96,781	1,534	—	98,315

Operating Expenses:
Selling, general and administrative expenses	—	77,693	1,205	—	78,898
Depreciation and amortization	—	4,228	164	—	4,392
Equity earnings of subsidiaries	(10,571)	(2,992)	—	13,563	—
Total operating expense	(10,571)	78,929	1,369	13,563	83,290
Operating income	10,571	17,852	165	(13,563)	15,025
Loss on extinguishment of debt, net	—	(177)	—	—	(177)
Interest and other (expense) income, net	—	(5,090)	4,863	(4,050)	(4,277)
Income before income taxes	10,571	12,585	5,028	(17,613)	10,571
Income taxes	4,149	2,424	1,725	(4,149)	4,149
Net income	6,422	10,161	3,303	(13,464)	6,422
Preferred stock dividends	—	(23,849)	—	23,849	—
Net income (loss) attributable to common shareholders	$6,422	$(13,688)	$3,303	$10,385	$6,422

(1)          The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 25, 2010

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$515,372	$—	$—	$515,372
Cost of sales	—	318,658	—	—	318,658
Gross profit	—	196,714	—	—	196,714

Operating Expenses:
Selling, general and administrative expenses	—	162,432	14	(7,747)	154,699
Depreciation and amortization	—	9,686	—	—	9,686
Other operating income	—	—	(7,747)	7,747	—
Equity earnings of subsidiaries	(14,661)	(6,124)	—	20,785	—
Total operating expenses	(14,661)	165,994	(7,733)	20,785	164,385
Operating income	14,661	30,720	7,733	(20,785)	32,329

Interest and other (expense) income, net	—	(9,417)	1,423	—	(7,994)
Income before income taxes	14,661	21,303	9,156	(20,785)	24,335
Income taxes	—	6,642	3,032	—	9,674
Net income	14,661	14,661	6,124	(20,785)	14,661
Preferred stock dividends	—	(53,792)	—	53,792	—
Net income (loss) attributable to common stockholders	$14,661	$(39,131)	$6,124	$33,007	$14,661

(1)          The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 26, 2009

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$518,456	$8,257	$—	$526,713
Cost of sales	—	326,497	5,305	—	331,802
Gross profit	—	191,959	2,952	—	194,911

Operating Expenses:
Selling, general and administrative expenses	—	160,470	2,348	—	162,818
Depreciation and amortization	—	8,697	329	—	9,026
Equity earnings of subsidiaries	(15,244)	(6,004)	—	21,248	—
Total operating expense	(15,244)	163,163	2,677	21,248	171,844
Operating income	15,244	28,796	275	(21,248)	23,067

Gain on extinguishment of debt, net	—	1,543	—	—	1,543
Interest and other (expense) income, net	—	(11,134)	9,676	(7,908)	(9,366)
Income before income taxes	15,244	19,205	9,951	(29,156)	15,244
Income taxes	5,900	2,582	3,318	(5,900)	5,900
Net income	9,344	16,623	6,633	(23,256)	9,344
Preferred stock dividends	—	(46,894)	—	46,894	—
Net income (loss) attributable to common stockholders	$9,344	$(30,271)	$6,633	$23,638	$9,344

(1)          The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 25, 2010

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$—	$16,489	$(365)	$—	$16,124
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(8,228)	—	—	(8,228)
Purchase of short-term investments	—	(2,678)	—	—	(2,678)
Proceeds from sales and maturities of short-term investments	—	2,845	—	—	2,845
Purchase of businesses, net of cash acquired	—	(145)	—	—	(145)
Other	—	(345)	—	345	—
Net cash used in investing activities	—	(8,551)	—	345	(8,206)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	(1,463)	—	—	(1,463)
Repayment of debt and capital lease obligations	—	(1,590)	—	—	(1,590)
Proceeds from stock options exercised	—	6,972	—	—	6,972
Other	—	527	345	(345)	527
Net cash provided by financing activities	—	4,446	345	(345)	4,446
Effect of exchange rate changes on cash and cash equivalents	—	35	—	—	35
Net increase (decrease) in cash and cash equivalents	—	12,419	(20)	—	12,399
Cash and cash equivalents at beginning of period	—	99,170	53	—	99,223
Cash and cash equivalents at end of period	$—	$111,589	$33	$—	$111,622

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 26, 2009

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$—	$75,327	$(2,991)	$—	$72,336
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(5,639)	(49)	—	(5,688)
Purchase of businesses, net of cash acquired	—	(381)	—	—	(381)
Other	—	(2,736)	—	2,736	—
Net cash used in investing activities	—	(8,756)	(49)	2,736	(6,069)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	726	—	—	726
Repayment of debt and capital lease obligations	—	(26,278)	—	—	(26,278)
Repayment of 8 1/8% senior subordinated notes	—	(34,157)	—	—	(34,157)
Other	—	—	2,736	(2,736)	—
Net cash (used in) provided by financing activities	—	(59,709)	2,736	(2,736)	(59,709)
Effect of exchange rate changes on cash and cash equivalents	—	92	—	—	92
Net increase in (provided by) cash and cash equivalents	—	6,954	(304)	—	6,650
Cash and cash equivalents at beginning of period	—	62,293	431	—	62,724
Cash and cash equivalents at end of period	$—	$69,247	$127	$—	$69,374

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions, including, without limitation, certain statements in Results of Operations, Liquidity and Capital Resources and Item 3. Quantitative and Qualitative Disclosures About Market Risk. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

•                  economic slowdowns,

•                  general market conditions,

•                  credit market contractions,

•                  currency exchange rates,

•                  labor and benefit costs,

•                  weather conditions,

•                  the loss of significant customers,

•                  consumer spending and debt levels,

•                  adverse changes in trends in the home improvement and remodeling and home building markets,

•                  product cost and price fluctuations due to market conditions,

•                  the highly competitive nature of the maintenance, repair and operations distribution industry,

•                  material facilities and systems disruptions and shutdowns,

•                  failure to realize expected benefits from acquisitions,

•                  our ability to purchase products from suppliers on favorable terms,

•                  failure to locate, acquire and successfully integrate acquisition candidates,

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

•                  our inability to protect trademarks,

•                  adverse publicity and litigation,

•                  our level of debt,

•                  interest rate fluctuations,

•                  our customers’ ability to pay us,

•                  future cash flows,

•                  changes in consumer preferences, and

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

We market and sell our products primarily through twelve distinct and targeted brands, each of which is nationally recognized in the markets we serve for providing quality products at competitive prices with reliable same-day or next-day delivery. The Wilmar, AmSan, Sexauer, Maintenance USA and Trayco brands generally serve our facilities maintenance customers; the Barnett, Copperfield, U.S. Lock and SunStar brands generally serve our professional contractor customers; and the Hardware Express, Leran and AF Lighting brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of approximately 575 field sales representatives, approximately 325 inside sales and customer service representatives, a direct marketing program of approximately five million pieces annually, brand-specific websites and a national accounts sales program.

We deliver our products through our network of 58 distribution centers, 22 professional contractor showrooms located throughout the United States and Canada, 33 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

Results of Operations

The following table presents information derived from the condensed consolidated statements of earnings expressed as a percentage of revenues for the three and six months ended June 25, 2010 and June 26, 2009:

	% of Net Sales		% Increase	% of Net Sales		% Increase
	Three Months Ended		(Decrease)	Six Months Ended		(Decrease)
	June 25,	June 26,	2010	June 25,	June 26,	2010
	2010	2009	vs. 2009 (1)	2010	2009	vs. 2009 (1)

Net sales	100.0%	100.0%	0.1%	100.0%	100.0%	(2.2)%
Cost of sales	62.4	63.6	(1.8)	61.8	63.0	(4.0)
Gross profit	37.6	36.4	3.3	38.2	37.0	0.9

Operating Expenses:
Selling, general and administrative expenses	28.7	29.2	(1.8)	30.0	30.9	(5.0)
Depreciation and amortization	1.8	1.6	12.4	1.9	1.7	7.3
Total operating expense	30.5	30.9	(1.1)	31.9	32.6	(4.3)
Operating income	7.1	5.6	27.5	6.3	4.4	40.2

(Loss) Gain on extinguishment of debt, net	—	(0.1)	100.0	—	0.3	(100.0)
Interest expense	(1.6)	(1.7)	(7.4)	(1.7)	(1.9)	(13.6)
Interest income and other income	0.1	0.2	(31.6)	0.1	0.1	(0.7)
Income before income taxes	5.6	3.9	42.8	4.7	2.9	59.6
Income tax provision	(2.2)	(1.5)	44.8	(1.9)	(1.1)	64.0
Net income	3.4%	2.4%	41.6%	2.8%	1.8%	56.9%

(1)          Percent increase (decrease) represents the actual change as a percent of the prior year’s result.

Overview. During the three months ended June 25, 2010, our net sales increased 0.1%. We believe this increase is associated with the stabilization of general economic conditions. Sales to customers in our facilities maintenance end-markets, which make up 74% of our total sales and include residential multi-family housing and institutional MRO customers, declined 0.7% during the second quarter of 2010 compared to the second quarter of 2009. Sales to our professional contractor and specialty distributor customers, which represent 15% and 11% of our total sales, respectively, increased 1.1% and 3.2%, respectively. Although we are starting to see some signs of stabilization, demand from these customers continues to be negatively impacted by recessionary declines in residential new construction and renovations activity. We expect continued variability within our end-markets; however, we believe the impact on sales related to the market weakness during 2010 will be less severe than we experienced during 2009. We expect sales to our facilities maintenance, professional contractor and specialty distributor end-markets to remain relatively flat during the remainder of 2010 as the general economic downturn and credit crisis is expected to continue specifically with respect to the housing market.

Net income as a percentage of sales was 3.4% in the second quarter compared to 2.4% in the comparable prior year period. The increase in net income as a percent of sales is primarily a result of higher gross profit margins, lower occupancy expenses and lower severance and facility closing costs.

We are continuing to focus on keeping our operating costs low in the near term while continuing to invest in our operating platform for the long term. Accordingly, our plans include continued investments in the consolidation of our distribution network and in information technology solutions to optimize customer service.

Three Months Ended June 25, 2010 Compared to Three Months Ended June 26, 2009

Net Sales. Our net sales increased by $0.2 million, or 0.1%, to $270.2 million in the three months ended June 25, 2010 from $269.9 million in the three months ended June 26, 2009. The increase in sales resulted from the net impact of a 0.7% decrease in sales to our facilities maintenance customers offset by an increase in sales to our professional contractor and specialty distributor customers of 1.1% and 3.2%, respectively.

Gross Profit. Gross profit increased by $3.3 million, or 3.3%, to $101.6 million in the three months ended June 25, 2010 from $98.3 million in the three months ended June 26, 2009. Our gross profit margin increased 120 basis points to 37.6% for the three months ended June 25, 2010 compared to 36.4% for the three months ended June 26, 2009. The increase in gross margin is primarily due to continued improvement in selling margins from the optimization of product pricing as well as higher supplier rebates.

Selling, General and Administrative Expenses. SG&A expenses decreased by $1.4 million, or 1.8%, to $77.5 million in the three months ended June 25, 2010 from $78.9 million in the three months ended June 26, 2009. As a percent of sales, SG&A decreased to 28.7% for the three months ended June 25, 2010 compared to 29.2% for the three months ended June 26, 2009. The decrease in SG&A expenses is primarily due to decreases in occupancy-related expenses resulting from previous closings of underperforming professional contractor showrooms and consolidations of distribution centers, as well as lower costs incurred directly related to our distribution consolidation efforts.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.5 million to $4.9 million in the three months ended June 25, 2010 from $4.4 million in the three months ended June 26, 2009. As a percentage of sales, depreciation and amortization was 1.8% or 20 basis points higher than the 1.6% in the comparable prior year period. This increase was due to higher depreciation resulting from our higher capital spending over the last three years associated with our information technology infrastructure and distribution center consolidation and integration efforts.

Operating Income. As a result of the foregoing, operating income increased by $4.1 million, or 27.5%, to $19.2 million in the three months ended June 25, 2010 from $15.0 million in the three months ended June 26, 2009. As a percent of sales, operating income increased to 7.1% in the three months ended June 25, 2010 compared to 5.6% in the three months ended June 26, 2009.

Gain (Loss) on Extinguishment of Debt. We had no gain or loss on extinguishment of debt in the three months ended June 25, 2010. During the three months ended June 26, 2009, we repaid $20.0 million of our term loan ahead of schedule. In connection with the term loan payment, we recorded a loss on extinguishment of debt of $0.2 million associated with the write-off of deferred financing costs.

Interest Expense. Interest expense decreased by $0.4 million in the three months ended June 25, 2010 to $4.4 million from $4.7 million in the three months ended June 26, 2009. This decrease was primarily due to $36.8 million in lower debt balances outstanding compared to last year associated with the repayments of our term debt and the repurchase of our 8 1/8% senior subordinated notes and lower interest rates.

Interest and Other Income. Interest and other income decreased $0.1 million to $0.3 million in the three months ended June 25, 2010 compared to $0.4 million in the three months ended June 26, 2009. The decrease was primarily attributable to lower interest income earned from our short-term investments resulting from a lower interest-rate environment.

Provision for Income Taxes. The effective tax rate for the three months ended June 25, 2010 was 39.8% compared to 39.2% for the three months ended June 26, 2009. The increase in the effective tax rate was due to the write-off of deferred tax assets associated with share-based compensation arising from stock options that were forfeited due to employee terminations as well as lower tax exempt interest income.

Six Months Ended June 25, 2010 Compared to Six Months Ended June 26, 2009

Net Sales. Our net sales decreased by $11.3 million, or 2.2%, to $515.4 million in the six months ended June 25, 2010 from $526.7 million in the three months ended June 26, 2009. The decline in sales resulted from the net impact of a 1.9% decrease in sales to our facilities maintenance customers and a continued decline in sales to our professional contractor and specialty distributor customers of 3.9% and 1.9%, respectively.

Gross Profit. Gross profit increased by $1.8 million, or 0.9%, to $196.7 million in the six months ended June 25, 2010 from $194.9 million in the six months ended June 26, 2009. Our gross profit margin increased 120 basis points to 38.2% for the six months ended June 25, 2010 compared to 37.0% for the six months ended June 26, 2009. The increase in gross margin is primarily due to continued improvement in selling margins from the optimization of product pricing as well as higher supplier rebates.

Selling, General and Administrative Expenses. SG&A expenses decreased by $8.1 million, or 5.0%, to $154.7 million in the six months ended June 25, 2010 from $162.8 million in the six months ended June 26, 2009. As a percent of sales, SG&A decreased to 30.0% for the six months ended June 25, 2010 compared to 30.9% for the six months ended June 26, 2009. The decrease in SG&A expenses is primarily due to $3.9 million of lower bad debt expense as well as decreases in occupancy and personnel-related expenses resulting from previous closings of underperforming professional contractor showrooms, consolidations of distribution centers and headcount reductions, and lower costs incurred directly related to our distribution consolidation efforts.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.7 million to $9.7 million in the six months ended June 25, 2010 from $9.0 million in the six months ended June 26, 2009. As a percentage of sales, depreciation and amortization was 1.9% or 20 basis points higher than the 1.7% in the comparable prior year period. This increase was due to higher depreciation resulting from our higher capital spending over the last three years associated with our information technology infrastructure and distribution center consolidation and integration efforts.

Operating Income. As a result of the foregoing, operating income increased by $9.3 million, or 40.2%, to $32.3 million in the six months ended June 25, 2010 from $23.1 million in the six months ended June 26, 2009. As a percent of sales, operating income increased to 6.3% in the six months ended June 25, 2010 compared to 4.4% in the six months ended June 26, 2009.

Gain (Loss) on Extinguishment of Debt. We had no gain or loss on extinguishment of debt in the six months ended June 25, 2010. During the six months ended June 26, 2009, we repurchased $36.4 million of our 8 1/8% senior subordinated notes at an average of 93.8% of par, or $34.2 million. In addition, we repaid $25.2 million of our term loan ahead of schedule. In connection with the repurchase of our 8 1/8% senior subordinated notes and the term loan payment, we recorded a gain on extinguishment of debt of $1.5 million net of $0.1 million and $0.6 million in original issue discount and deferred financing costs written-off, respectively.

Interest Expense. Interest expense decreased by $1.4 million in the six months ended June 25, 2010 to $8.7 million from $10.1 million in the six months ended June 26, 2009. This decrease was primarily due to $36.8 million in lower debt balances outstanding compared to last year associated with the repayments of our term debt and the repurchase of our 8 1/8% senior subordinated notes and lower interest rates.

Interest and Other Income. Interest and other income decreased less than $0.1 million to $0.7 million in the six months ended June 25, 2010 compared to $0.7 million in the six months ended June 26, 2009.

Provision for Income Taxes. The effective tax rate for the six months ended June 25, 2010 was 39.8% compared to 38.7% for the six months ended June 26, 2009. The increase in the effective tax rate was due to the write-off of deferred tax assets associated with share-based compensation arising from stock options that were forfeited due to employee terminations and the decrease in the benefit recognized associated with unrecognized tax benefits. During the six months ended June 26, 2009, we obtained resolution related to an uncertain state tax position and we adjusted the accrual previously established, of which $0.1 million favorably impacted our effective tax rate.

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

We have outstanding $150.7 million of 8 1/8% senior subordinated notes due 2014 and we have a $330.0 million bank credit facility. The 8 1/8% senior subordinated notes mature on June 15, 2014 and interest is payable on June 15 and December 15 of each year. As of June 25, 2010, the 8 1/8% senior subordinated notes had an estimated fair market value of $149.9 million, or 99.5% of par. The bank credit facility consists of a $230.0 million 7-year term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million is available in the form of letters of credit. As of June 25, 2010, Interline New Jersey had $9.1 million of letters of credit issued under the revolving loan facility and $154.2 million of aggregate principal outstanding under the term loan facility.

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

Financial Condition

Working capital increased by $25.0 million to $322.3 million as of June 25, 2010 from $297.3 million as of December 25, 2009. The increase in working capital was primarily funded by cash flows from operating activities.

Cash Flow

Operating Activities. Net cash provided by operating activities was $16.1 million in the six months ended June 25, 2010 compared to net cash provided by operating activities of $72.3 million in the six months ended June 26, 2009.

Net cash provided by operating activities of $16.1 million in the six months ended June 25, 2010 primarily consisted of net income of $14.7 million, adjustments for non-cash items of $13.7 million and cash used in working capital items of $12.3 million. Adjustments for non-cash items primarily consisted of $9.9 million in depreciation and amortization of property, equipment and intangible assets, $2.4 million in bad debt expense and $2.0 million in share-based compensation. The cash used in working capital items primarily consisted of $22.4 million from increased trade payables balances as a result of the timing of purchases and related payments and $2.1 million from the increase in income taxes payable resulting from an increase in income before taxes. These items were partially offset by $18.0 million from increased inventory levels primarily as a result of the stocking of our new distribution centers in Chicago, Illinois and Philadelphia, Pennsylvania, and $18.0 million from increased trade receivables, net of changes in our allowance for doubtful accounts, resulting from increased sales and the timing of collections.

Net cash provided by operating activities of $72.3 million in the six months ended June 26, 2009 primarily consisted of net income of $9.3 million, adjustments for non-cash items of $19.7 million and cash provided by working capital items of $43.6 million. Adjustments for non-cash items primarily consisted of $9.3 million in depreciation and amortization of property, equipment and intangible assets, $6.3 million in bad debt expense, $2.0 million in share-based compensation, $2.3 million in deferred income taxes, $0.6 million in amortization of debt issuance costs and the write-off of $0.7 million in deferred acquisition costs due to the adoption of FAS 141R offset by $1.5 million in net gain from the repurchase of $36.4 million of our 8 1/8% senior subordinated notes and the repayment of $25.2 million of our term debt. The cash provided by working capital items primarily consisted of $27.4 million from increased trade payables balances as a result of the timing of purchases and related payments, $12.8 million from decreased inventory levels as a result of decreased purchases associated with lower demand, $4.0 million from accrued expenses arising primarily from severance and distribution center closing costs associated with our previously discussed operational initiatives, such as headcount reductions, consolidation of certain distribution centers and closing of underperforming professional contractor centers, $2.7 million from decreased prepaid expenses and other current assets primarily from the collection of rebates from vendors and $2.0 million from the increase in income taxes payable. These items were partially offset by $4.7 million from increased trade receivables, net of changes in our allowance for doubtful accounts; however, net trade receivables decreased from increased collections and the decline in sales.

Investing Activities. Net cash used in investing activities was $8.2 million in the six months ended June 25, 2010 compared to net cash used in investing activities of $6.1 million in the six months ended June 26, 2009.

Net cash used in investing activities in the six months ended June 25, 2010 was primarily attributable to $8.2 million of capital expenditures associated with our distribution center consolidation projects and our information technology infrastructure, as well as those made in the ordinary course of business.

Net cash used in investing activities in the six months ended June 26, 2009 was primarily attributable to capital expenditures made in the ordinary course of business of $5.7 million and $0.4 million in costs related to purchases of businesses.

Financing Activities. Net cash provided by financing activities totaled $4.4 million in the six months ended June 25, 2010 compared to net cash used in financing activities of $59.7 million in the six months ended June 26, 2009.

Net cash provided by financing activities in the six months ended June 25, 2010 was attributable to proceeds received from stock options exercised and related excess tax benefits of $7.7 million, partially offset by a $1.7 million repayment of term debt and capital lease obligations and a $1.5 million net decrease in purchase card payable.

Net cash used in financing activities in the six months ended June 26, 2009 was attributable to our repurchase of $36.4 million of our 8 1/8% senior subordinated notes at an average of 93.8% of par, or $34.2 million and our repayment of $26.3 million of borrowings on our credit facility and capital lease obligations offset by the net increase in purchase card payable of $0.7 million.

Capital Expenditures

Capital expenditures were $8.2 million in the six months ended June 25, 2010 compared to $5.7 million in the six months ended June 26, 2009. Capital expenditures as a percentage of sales were 1.6% in the six months ended June 25, 2010 compared to 1.1% in the six months ended June 26, 2009. The increase in capital expenditures was driven primarily by the continued consolidation of our distribution center network, including the investments in larger, more efficient distribution centers. In addition, during the six months ended June 25, 2010 and June 26, 2009, we acquired leasehold improvements through non-cash lease incentives of $1.6 million and $3.0 million, respectively.

Credit Facility

Borrowings under the term loan and the delayed draw facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.75% or at the alternate base rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus 0.75%. Borrowings under the revolving credit facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.75% or at the alternate base rate plus 0.50%. As of June 25, 2010, the weighted average interest rate in effect with respect to the term loan and the delayed draw facility was 2.05% for the LIBOR option and 4.00% for the alternate base rate option. Outstanding letters of credit under the revolving credit facility are subject to a per annum fee equal to the applicable margin under the revolving credit facility. The interest rate spread is subject to a pricing grid that is based on the ratio of net total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the credit facility. The term loan and the delayed draw facility mature on June 23, 2013 and the revolving loan facility matures on June 23, 2012. In accordance with the terms of our credit facility, amounts under the term loan and the delayed draw facility are due and payable in quarterly installments equal to 1.0% of the original principal amount on an annual basis through June 23, 2013, with the balance payable in one final installment at the maturity date. As a result of our repayments of borrowings on our term debt, we are not required to make another principal payment until the debt matures in 2013.

The bank credit facility, which is secured by substantially all of the assets of Interline New Jersey and is guaranteed by us and by the domestic subsidiaries of Interline New Jersey, contains affirmative, negative and financial covenants that limit Interline New Jersey’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain certain financial ratios as of the last day of each fiscal quarter, including a minimum ratio based on an adjusted consolidated EBITDA, as defined by the credit facility, to consolidated cash interest expense and a maximum ratio of net total indebtedness to an adjusted consolidated EBITDA, as defined by the credit facility. The maximum ratio of net total indebtedness to adjusted consolidated EBITDA, as defined by the credit facility, was 3.5x. Interline New Jersey and the Company were in compliance with all covenants at June 25, 2010.

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

As of June 25, 2010, we had $49.2 million of availability under Interline New Jersey’s $100.0 million revolving credit facility after the limitation under the bank credit facility’s ratio of net total indebtedness to adjusted consolidated EBITDA, as defined by the credit facility. As of June 25, 2010, we had $112.9 million of total cash on hand and permitted investments (including $25.0 million in cash that, for the covenant compliance ratio, is netted against debt).

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 25, 2009 filed with the SEC. During the three months ended June 25, 2010, there were no significant changes to any of our critical accounting policies.

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

Interest Rate Risk

Our variable rate term debt is sensitive to changes in the general level of interest rates. As of June 25, 2010, the weighted average interest rate in effect with respect to our $154.2 million variable rate term debt was 2.05% for the LIBOR option and 4.00% for the alternate base rate option. While our variable rate term debt obligations expose us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance or results of operations. Based on the outstanding variable rate term debt as of June 25, 2010, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $0.8 million pre-tax change to our statement of operations for the six months ended June 25, 2010.

The fair market value of our fixed rate debt is subject to interest rate risk. As of June 25, 2010, the fair market value of our $150.7 million 8 1/8% senior subordinated notes was approximately $149.9 million, or 99.5% of par.

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our exposure to risk from foreign currency exchange rates was not material as of June 25, 2010.

Derivative Financial Instruments

As of June 25, 2010, we did not have any interest rate exchange agreements or swaps. Historically, we entered into derivative financial instruments from time to time, including interest rate exchange agreements or swaps, to manage our exposure to fluctuations in interest rates on our debt.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 25, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 25, 2010, our disclosure controls and procedures were effective to (1) ensure that material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 25, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

The following table summarizes repurchases of our stock during the three months ended June 25, 2010, comprised entirely of shares sold to us to satisfy employee tax withholding obligations that arose upon the vesting of restricted share units:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2010
(March 27 - April 23)	198	$19.46	—	—
May 2010
(April 24 – May 21)	2,731	20.87	—	—
June 2010
(May 22 – June 25)	—	—	—	—
Total	2,929	$20.78	—	—

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

12.1	Computation of earnings to fixed charges and earnings to combined fixed charges and preferred dividends of Interline Brands, Inc. (furnished herewith).
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

INTERLINE BRANDS, INC.
Registrant

Date: August 2, 2010	By:	/S/ JOHN A. EBNER
John A. Ebner
Chief Financial Officer
(Duly Authorized Signatory and Principal Financial Officer)