Form 10-Q
period 2010-09-24
INTERLINE BRANDS, INC./DE
filed 2010-11-01
CIK 1292900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 29, 2010, there were 33,081,390 shares of the registrant’s common stock outstanding (excluding 122,300 shares held in treasury), par value $0.01.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 24, 2010 AND DECEMBER 25, 2009

(in thousands, except share and per share data)

	September 24,	December 25,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$104,304	$99,223
Short-term investments	469	1,479
Accounts receivable - trade (net of allowance for doubtful accounts of $10,070 and $12,975)	132,908	120,004
Inventory	207,240	173,422
Prepaid expenses and other current assets	24,223	18,552
Deferred income taxes	17,123	16,459
Total current assets	486,267	429,139

Property and equipment, net	51,445	46,804
Goodwill	319,151	319,006
Other intangible assets, net	119,707	124,835
Other assets	9,150	9,054
Total assets	$985,720	$928,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$95,225	$85,982
Accrued expenses and other current liabilities	49,398	41,715
Accrued interest	3,658	1,050
Income taxes payable	897	1,285
Current portion of long-term debt	—	1,590
Capital lease - current	28	222
Total current liabilities	149,206	131,844

Long-Term Liabilities:
Deferred income taxes	42,261	40,369
Long-term debt and capital lease, net of current portion	304,202	304,092
Other liabilities	790	798
Total liabilities	496,459	477,103
Commitments and contingencies
Senior preferred stock; $0.01 par value, 20,000,000 authorized; none outstanding as of September 24, 2010 and December 25, 2009	—	—

Stockholders’ Equity:
Common stock; $0.01 par value, 100,000,000 authorized; 33,143,690 issued and 33,021,390 outstanding as of September 24, 2010 and 32,640,957 issued and 32,524,251 outstanding as of December 25, 2009	331	326
Additional paid-in capital	588,027	576,747
Accumulated deficit	(98,572)	(124,745)
Accumulated other comprehensive income	1,648	1,483
Treasury stock, at cost, 122,300 shares as of September 24, 2010 and 116,706 as of December 25, 2009	(2,173)	(2,076)
Total stockholders’ equity	489,261	451,735
Total liabilities and stockholders’ equity	$985,720	$928,838

See accompanying notes to condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 24, 2010 AND SEPTEMBER 25, 2009

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2010	2009	2010	2009

Net sales	$276,821	$277,948	$792,193	$804,661
Cost of sales	171,991	175,726	490,649	507,528
Gross profit	104,830	102,222	301,544	297,133

Operating Expenses:
Selling, general and administrative expenses	76,987	76,191	231,686	239,009
Depreciation and amortization	4,981	4,535	14,667	13,561
Total operating expenses	81,968	80,726	246,353	252,570
Operating income	22,862	21,496	55,191	44,563

(Loss) Gain on extinguishment of debt, net	—	(248)	—	1,295
Interest expense	(4,373)	(4,577)	(13,092)	(14,673)
Interest and other income	541	554	1,266	1,284
Income before income taxes	19,030	17,225	43,365	32,469
Income taxes	7,518	6,794	17,192	12,694
Net income	$11,512	$10,431	$26,173	$19,775

Earnings Per Share:
Basic	$0.35	$0.32	$0.79	$0.61
Diluted	$0.34	$0.32	$0.78	$0.60

Weighted-Average Shares Outstanding:
Basic	33,084,756	32,511,597	32,931,814	32,493,797
Diluted	33,796,615	33,070,041	33,685,652	32,826,466

See accompanying notes to condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 24, 2010 AND SEPTEMBER 25, 2009

(in thousands)

	September 24,	September 25,
	2010	2009
Cash Flows from Operating Activities:
Net income	$26,173	$19,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,970	14,169
Amortization of debt issuance costs	775	829
Amortization of discount on 8 1/8% senior subordinated notes	115	108
Gain on extinguishment of debt, net of discount	—	(1,295)
Write-off of deferred acquisition costs	—	672
Share-based compensation	3,299	3,075
Excess tax benefits from share-based compensation	(775)	(1)
Deferred income taxes	1,270	6,113
Provision for doubtful accounts	3,629	7,330
Loss on disposal of property and equipment	129	13

Changes in assets and liabilities which provided (used) cash, net of business acquired:
Accounts receivable - trade	(16,499)	(8,959)
Inventory	(33,756)	26,720
Prepaid expenses and other current assets	(5,670)	4,478
Other assets	(97)	774
Accounts payable	9,235	16,061
Accrued expenses and other current liabilities	6,691	8,751
Accrued interest	2,609	2,394
Income taxes	345	1,321
Other liabilities	6	(145)
Net cash provided by operating activities	12,449	102,183
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(12,937)	(9,078)
Purchase of short-term investments	(3,002)	(1,830)
Proceeds from sales and maturities of short-term investments	4,012	203
Purchase of businesses, net of cash acquired	(145)	(381)
Net cash used in investing activities	(12,072)	(11,086)
Cash Flows from Financing Activities:
(Decrease) Increase in purchase card payable, net	(1,463)	492
Repayment of term debt	(1,590)	(56,488)
Repayment of 8 1/8% senior subordinated notes	—	(34,157)
Payments on capital lease obligations	(198)	(177)
Proceeds from stock options exercised	7,211	17
Excess tax benefits from share-based compensation	775	1
Treasury stock acquired to satisfy minimum tax withholding requirements	(97)	(34)
Net cash provided by (used in) financing activities	4,638	(90,346)
Effect of exchange rate changes on cash and cash equivalents	66	216
Net increase in cash and cash equivalents	5,081	967
Cash and cash equivalents at beginning of period	99,223	62,724
Cash and cash equivalents at end of period	$104,304	$63,691

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$9,410	$11,278
Income taxes, net of refunds	$15,644	$5,371

Schedule of Non-Cash Investing and Financing Activities:
Property acquired through lease incentives	$2,445	$3,009
Adjustments to liabilities assumed and goodwill on businesses acquired	$—	$732

See accompanying notes to condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 24, 2010 AND SEPTEMBER 25, 2009

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Interline have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2009 filed with the SEC.

All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented have been recorded. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable and income taxes, lower of cost or market and obsolescence reserves for inventory, reserves for self-insurance programs and valuation of goodwill and other intangible assets. Actual results could differ from those estimates.

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

The Company’s short-term investments, which are classified as available-for-sale, are comprised of pre-refunded municipal bonds. Pre-refunded municipal bonds are bonds that are refinanced by the issuer and remain outstanding in the marketplace until a specific call date or maturity date is reached. Pre-refunded municipal bonds are secured by U.S. Treasury securities placed in an irrevocable escrow account. As of September 24, 2010, all of the Company’s pre-refunded municipal bonds have contractual maturities of less than one year. The following table shows the original cost and fair value of the Company’s short-term investments as of September 24, 2010 and December 25, 2009 (in thousands):

	September 24, 2010		December 25, 2009
Description	Original Cost	Fair Value	Original Cost	Fair Value
Pre-refunded municipal bonds (1)	$469	$469	$1,478	$1,479

(1)          Fair value estimated using Level 1 inputs. The fair value of the pre-refunded municipal bonds is determined by quoted market prices as they are publicly traded.

The following table shows the carrying amount and the fair value of term debt and the 8 1/8% senior subordinated notes as of September 24, 2010 and December 25, 2009 (in thousands):

	September 24, 2010		December 25, 2009
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term debt (1)	$154,225	$148,431	$154,225	$145,771
8 1/8% senior subordinated notes, net of unamortized discount (2)	149,977	154,071	149,863	151,434
	$304,202	$302,502	$304,088	$297,205

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

The Company’s net sales for the three and nine months ended September 24, 2010 and September 25, 2009 by product category were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
Product Category	2010	2009	2010	2009
Janitorial and sanitary	$78,520	$80,546	$226,629	$229,105
Plumbing	70,581	71,379	212,152	218,418
Heating, ventilation and air conditioning	33,874	33,891	87,121	86,139
Electrical and lighting	20,658	22,811	60,800	66,232
Appliances and parts	18,255	17,954	48,829	49,030
Security	12,987	13,449	37,546	39,502
Hardware and tools	12,474	12,885	35,623	37,140
Other	29,472	25,033	83,493	79,095
Total	$276,821	$277,948	$792,193	$804,661

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

The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Balance at December 25, 2009	Charged to Expense	Deductions(1)	Balance at September 24, 2010
$12,975	$3,629	$(6,534)	$10,070

(1)          Accounts receivable written-off as uncollectible, net of recoveries. The majority of the accounts written-off had been fully reserved for in prior periods.

3.             RESTRUCTURING AND ACQUISITION ACCRUALS

Restructuring Accruals

Since 2008, the Company has undertaken certain significant changes in its cost structure. These operational initiatives focus on reducing the Company’s overall operating cost structure. The following table summarizes the changes to accruals, which are included in accrued expenses and other current liabilities, during the nine months ended September 24, 2010 (in thousands):

	Employee Separation Costs	Facility Closing and Other Costs	Total
Balance at December 25, 2009	$177	$1,324	$1,501
Payments	(72)	(675)	(747)
Adjustments(1)	—	(69)	(69)
Balance at September 24, 2010	$105	$580	$685

(1)          Adjustments reflect a change in estimate of remaining liabilities for facility closing and other costs.

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

Acquisition Accruals

The following table summarizes the accruals assumed in connection with the Company’s business combinations, which are included in accrued expenses and other current liabilities (in thousands):

	Employee Severance and Relocation	Facility Closing and Other Costs	Total
Balance at December 25, 2009	$55	$1,340	$1,395
Payments	(11)	(39)	(50)
Balance at September 24, 2010	$44	$1,301	$1,345

4.             EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock and participating securities outstanding during the period. Participating securities are unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid), such as deferred stock units.  The impact of participating securities on the calculation is insignificant.

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

The following summarizes the shares of common stock used to calculate earnings per share including the potentially dilutive impact of stock options, restricted stock and restricted share units, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2010	2009	2010	2009
Weighted average shares outstanding - basic	33,084,756	32,511,597	32,931,814	32,493,797
Dilutive shares resulting from:
Stock options	315,464	256,724	371,721	115,929
Restricted stock	437	594	813	205
Restricted share units	395,958	301,126	381,304	216,535
Weighted average shares outstanding - diluted	33,796,615	33,070,041	33,685,652	32,826,466

During the three months ended September 24, 2010 and September 25, 2009, stock options to purchase 1,849,705 shares and 1,848,540 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive. During the nine months ended September 24, 2010 and September 25, 2009, stock options to purchase 1,910,550 shares and 2,998,537 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive.

5.             COMPREHENSIVE INCOME

Comprehensive income refers to revenues, expenses, gains and losses that are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The components of comprehensive income for the three and nine months ended September 24, 2010 and September 25, 2009 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2010	2009	2010	2009
Net income	$11,512	$10,431	$26,173	$19,775
Other comprehensive income (loss):
Amortization of unrecognized gain on employee benefits	5	3	13	9
Foreign currency translation	68	305	152	545
Total comprehensive income	$11,585	$10,739	$26,338	$20,329

6.             SHARE-BASED COMPENSATION

During the three months ended September 24, 2010 and September 25, 2009, share-based compensation expense was $1.3 million and $1.1 million, respectively. During the nine months ended September 24, 2010 and September 25, 2009, share-based compensation expense was $3.3 million and $3.1 million, respectively. As of September 24, 2010, there was $8.8 million of total unrecognized share-based compensation expense related to unvested share-based payment awards. The expense is expected to be recognized over a weighted-average period of 1.9 years.

The Company did not grant stock options during the three months ended September 24, 2010 and September 25, 2009. During the nine months ended September 24, 2010 and September 25, 2009, the Company granted 292,473 and 503,026 stock options, respectively, with a weighted-average grant date fair value of $7.21 and $3.46, respectively. The fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility is based on historical performance of the Company’s stock. The Company also considers historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant.

The Black-Scholes weighted-average assumptions were as follows:

	Nine Months Ended
	September 24,	September 25,
	2010	2009
Expected volatility	41.5%	43.0%
Expected dividends	0.0%	0.0%
Risk-free interest rate	2.4%	2.1%
Expected life (in years)	5.0	5.0

Stock options exercised during the three months ended September 24, 2010 and September 25, 2009 were 15,924 and 1,150, respectively, with an intrinsic value of $0.1 million and less than $0.1 million, respectively. Stock options exercised during the nine months ended September 24, 2010 and September 25, 2009 were 481,573 and 1,150, respectively, with an intrinsic value of $2.1 million and less than $0.1 million, respectively.

A summary status of restricted stock, restricted share units and deferred stock units as of September 24, 2010 and changes during the nine months then ended is presented below:

	Restricted Stock		Restricted Share Units		Deferred Stock Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at December 25, 2009	10,350	$23.49	452,376	$8.69	68,310	$18.66
Granted	—	—	172,421	17.99	24,824	20.95
Vested	(2,300)	22.27	(19,548)	21.92	—	—
Forfeited	—	—	(17,773)	7.89	—	—
Outstanding at September 24, 2010	8,050	$23.84	587,476	$11.07	93,134	$19.27

Restricted stock awards vested during the nine months ended September 24, 2010 and September 25, 2009 were 2,300 and 2,550, respectively, with a fair value of less than $0.1 million in each period.

Restricted share units vested during the nine months ended September 24, 2010 and September 25, 2009 were 19,548 and 9,500, respectively, with a fair value of $0.3 million and $0.1 million, respectively.

7.             CONTINGENCIES

Contingent Liabilities

As of September 24, 2010 and December 25, 2009, the Company was contingently liable for unused letters of credit aggregating $8.6 million and $9.5 million, respectively.

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

The Parent Company is a holding company whose only asset is the stock of its subsidiaries. The Company conducts virtually all of its business operations through Interline New Jersey. Accordingly, the Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in Interline New Jersey that are derived from the earnings and cash flow generated by Interline New Jersey. Through September 24, 2010, no dividends have been paid.

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

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF SEPTEMBER 24, 2010

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$104,222	$82	$—	$104,304
Short-term investments	—	469	—	—	469
Accounts receivable - trade	—	132,908	—	—	132,908
Inventory	—	207,240	—	—	207,240
Intercompany receivable	—	—	141,710	(141,710)	—
Other current assets	—	41,345	1	—	41,346
Total current assets	—	486,184	141,793	(141,710)	486,267

Property and equipment, net	—	51,445	—	—	51,445
Goodwill	—	319,151	—	—	319,151
Other intangible assets, net	—	119,707	—	—	119,707
Investment in subsidiaries	489,261	146,842	—	(636,103)	—
Other assets	—	2,280	6,870	—	9,150
Total assets	$489,261	$1,125,609	$148,663	$(777,813)	$985,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$95,225	$—	$—	$95,225
Accrued expenses and other current liabilities	—	52,132	1,821	—	53,953
Intercompany payable	—	141,710	—	(141,710)	—
Current portion of long-term debt and capital lease	—	28	—	—	28
Total current liabilities	—	289,095	1,821	(141,710)	149,206

Long-Term Liabilities:
Long-term debt and capital lease, net of current portion	—	304,202	—	—	304,202
Other liabilities	—	43,051	—	—	43,051
Total liabilities	—	636,348	1,821	(141,710)	496,459

Senior preferred stock	—	839,460	—	(839,460)	—

Stockholders’ equity (deficit)	489,261	(350,199)	146,842	203,357	489,261
Total liabilities and stockholders’ equity	$489,261	$1,125,609	$148,663	$(777,813)	$985,720

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 24, 2010

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$276,821	$—	$—	$276,821
Cost of sales	—	171,991	—	—	171,991
Gross profit	—	104,830	—	—	104,830

Operating Expenses:
Selling, general and administrative expenses	—	81,088	7	(4,108)	76,987
Depreciation and amortization	—	4,981	—	—	4,981
Other operating income	—	—	(4,108)	4,108	—
Equity earnings of subsidiaries	(11,512)	(3,436)	—	14,948	—
Total operating expenses	(11,512)	82,633	(4,101)	14,948	81,968
Operating income	11,512	22,197	4,101	(14,948)	22,862

Interest and other (expense) income, net	—	(4,683)	851	—	(3,832)
Income before income taxes	11,512	17,514	4,952	(14,948)	19,030
Income taxes	—	6,002	1,516	—	7,518
Net income	11,512	11,512	3,436	(14,948)	11,512
Preferred stock dividends	—	(28,313)	—	28,313	—
Net income (loss) attributable to common stockholders	$11,512	$(16,801)	$3,436	$13,365	$11,512

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 24, 2010

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$792,193	$—	$—	$792,193
Cost of sales	—	490,649	—	—	490,649
Gross profit	—	301,544	—	—	301,544

Operating Expenses:
Selling, general and administrative expenses	—	243,520	21	(11,855)	231,686
Depreciation and amortization	—	14,667	—	—	14,667
Other operating income	—	—	(11,855)	11,855	—
Equity earnings of subsidiaries	(26,173)	(9,560)	—	35,733	—
Total operating expenses	(26,173)	248,627	(11,834)	35,733	246,353
Operating income	26,173	52,917	11,834	(35,733)	55,191

Interest and other (expense) income, net	—	(14,100)	2,274	—	(11,826)
Income before income taxes	26,173	38,817	14,108	(35,733)	43,365
Income taxes	—	12,644	4,548	—	17,192
Net income	26,173	26,173	9,560	(35,733)	26,173
Preferred stock dividends	—	(82,105)	—	82,105	—
Net income (loss) attributable to common stockholders	$26,173	$(55,932)	$9,560	$46,372	$26,173

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 24, 2010

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$—	$12,602	$(153)	$—	$12,449
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(12,937)	—	—	(12,937)
Purchase of short-term investments	—	(3,002)	—	—	(3,002)
Proceeds from sales and maturities of short-term investments	—	4,012	—	—	4,012
Purchase of businesses, net of cash acquired	—	(145)	—	—	(145)
Other	—	(182)	—	182	—
Net cash used in investing activities	—	(12,254)	—	182	(12,072)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	(1,463)	—	—	(1,463)
Repayment of debt and capital lease obligations	—	(1,788)	—	—	(1,788)
Proceeds from stock options exercised	—	7,211	—	—	7,211
Other	—	678	182	(182)	678
Net cash provided by financing activities	—	4,638	182	(182)	4,638
Effect of exchange rate changes on cash and cash equivalents	—	66	—	—	66
Net increase in cash and cash equivalents	—	5,052	29	—	5,081
Cash and cash equivalents at beginning of period	—	99,170	53	—	99,223
Cash and cash equivalents at end of period	$—	$104,222	$82	$—	$104,304

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2009

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$—	$105,297	$(3,114)	$—	$102,183
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(8,991)	(87)	—	(9,078)
Purchase of short-term investments	—	(1,830)	—	—	(1,830)
Proceeds from sales and maturities of short-term investments	—	203	—	—	203
Purchase of businesses, net of cash acquired	—	(381)	—	—	(381)
Other	—	(3,002)	—	3,002	—
Net cash used in investing activities	—	(14,001)	(87)	3,002	(11,086)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	492	—	—	492
Repayment of debt and capital lease obligations	—	(56,665)	—	—	(56,665)
Repayment of 8 1/8% senior subordinated notes	—	(34,157)	—	—	(34,157)
Other	—	(16)	3,002	(3,002)	(16)
Net cash (used in) provided by financing activities	—	(90,346)	3,002	(3,002)	(90,346)
Effect of exchange rate changes on cash and cash equivalents	—	216	—	—	216
Net increase (decrease) in cash and cash equivalents	—	1,166	(199)	—	967
Cash and cash equivalents at beginning of period	—	62,293	431	—	62,724
Cash and cash equivalents at end of period	$—	$63,459	$232	$—	$63,691

9.             SUBSEQUENT EVENT

On October 29, 2010, Interline New Jersey acquired substantially all of the assets and a portion of the liabilities of CleanSource, Inc. (“CleanSource”). The aggregate purchase price of $60.1 million is comprised of $54.6 million in cash and an earn-out of up to $5.5 million in cash over two years. The Company has not completed the allocation of the purchase price. CleanSource, which is headquartered in San Jose, California, is a large regional distributor of janitorial and sanitation (“JanSan”) supplies. CleanSource offers over 4,000 products and primarily serves institutional facilities in the healthcare and education markets, as well as building services contractors. This acquisition represents a geographical expansion of the Company’s JanSan offering to the west coast of the United States.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions, including, without limitation, certain statements in Results of Operations, Liquidity and Capital Resources and Item 3. Quantitative and Qualitative Disclosures About Market Risk. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

•                  economic slowdowns,

•                  general market conditions,

•                  credit market contractions,

•                  currency exchange rates,

•                  changes to tariffs between the countries in which we operate,

•                  labor and benefit costs,

•                  weather conditions,

•                  the loss of significant customers,

•                  consumer spending and debt levels,

•                  apartment vacancy rates and effective rents,

•                  adverse changes in trends in the home improvement and remodeling and home building markets,

•                  product cost and price fluctuations due to market conditions,

•                  the highly competitive nature of the maintenance, repair and operations distribution industry,

•                  material facilities and systems disruptions and shutdowns,

•                  governmental and educational budgets,

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

•                  healthcare costs,

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

We market and sell our products primarily through twelve distinct and targeted brands, each of which is nationally recognized in the markets we serve for providing quality products at competitive prices with reliable same-day or next-day delivery. The Wilmar®, AmSan®, Sexauer®, Maintenance USA® and Trayco® brands generally serve our facilities maintenance customers; the Barnett®, Copperfield®, U.S. Lock® and SunStar® brands generally serve our professional contractor customers; and the Hardware Express®, LeranSM and AF LightingSM brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of approximately 575 field sales representatives, approximately 325 inside sales and customer service representatives, a direct marketing program of approximately five million pieces annually, brand-specific websites and a national accounts sales program.

We deliver our products through our network of 55 distribution centers, 23 professional contractor showrooms located throughout the United States and Canada, 35 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

Recent Developments

On October 29, 2010, we acquired substantially all of the assets and a portion of the liabilities of CleanSource, Inc. (“CleanSource”). The aggregate purchase price of $60.1 million is comprised of $54.6 million in cash and an earn-out of up to $5.5 million in cash over two years. We have not completed the allocation of the purchase price. CleanSource, which is headquartered in San Jose, California, is a large regional distributor of janitorial and sanitation (“JanSan”) supplies. CleanSource offers over 4,000 products and primarily serves institutional facilities in the healthcare and education markets, as well as building services contractors. This acquisition represents a geographical expansion of our JanSan offering to the west coast of the United States.

Results of Operations

The following table presents information derived from the condensed consolidated statements of earnings expressed as a percentage of revenues for the three and nine months ended September 24, 2010 and September 25, 2009:

	% of Net Sales		% Increase	% of Net Sales		% Increase
	Three Months Ended		(Decrease)	Nine Months Ended		(Decrease)
	September 24,	September 25,	2010	September 24,	September 25,	2010
	2010	2009	vs. 2009 (1)	2010	2009	vs. 2009 (1)

Net sales	100.0%	100.0%	(0.4)%	100.0%	100.0%	(1.5)%
Cost of sales	62.1	63.2	(2.1)	61.9	63.1	(3.3)
Gross profit	37.9	36.8	2.6	38.1	36.9	1.5

Operating Expenses:
Selling, general and administrative expenses	27.8	27.4	1.0	29.2	29.7	(3.1)
Depreciation and amortization	1.8	1.6	9.8	1.9	1.7	8.2
Total operating expense	29.6	29.0	1.5	31.1	31.4	(2.5)
Operating income	8.3	7.7	6.4	7.0	5.5	23.8

(Loss) Gain on extinguishment of debt, net	—	(0.1)	100.0	—	0.2	(100.0)
Interest expense	(1.6)	(1.6)	(4.5)	(1.7)	(1.8)	(10.8)
Interest income and other income	0.2	0.2	(2.3)	0.2	0.2	(1.4)
Income before income taxes	6.9	6.2	10.5	5.5	4.0	33.6
Income tax provision	(2.7)	(2.4)	10.7	(2.2)	(1.6)	35.4
Net income	4.2%	3.8%	10.4%	3.3%	2.5%	32.4%

(1)          Percent increase (decrease) represents the actual change as a percent of the prior year’s result.

Overview. During the three months ended September 24, 2010, our net sales decreased 0.4%. We believe this decrease is associated with the general economic downturn and credit crisis. Sales to customers in our facilities maintenance end-markets, which make up 74% of our total sales and include residential multi-family housing and institutional MRO customers, declined 1.5% during the third quarter of 2010 compared to the third quarter of 2009. Sales to our professional contractor and specialty distributor customers, which represent 15% and 11% of our total sales, respectively, increased 0.1% and 4.1%, respectively. Although we are starting to see some signs of stabilization, demand from these customers continues to be negatively impacted by recessionary declines in residential new construction and renovations activity. We expect continued variability within our end-markets; however, we believe the impact on sales related to the market weakness during 2010 will be less severe than we experienced during 2009. We expect sales to our facilities maintenance, professional contractor and specialty distributor end-markets to remain relatively flat during the remainder of 2010 as the general economic downturn and credit crisis is expected to continue specifically with respect to the housing market.

Net income as a percentage of sales was 4.2% in the third quarter compared to 3.8% in the comparable prior year period. The increase in net income as a percent of sales is primarily a result of higher gross profit margins and lower compensation-related expenses, offset in part by higher facility consolidation costs and higher depreciation and amortization expense.

We are continuing to focus on keeping our operating costs low in the near term while continuing to invest in our operating platform for the long term. Accordingly, our plans include continued investments in the consolidation of our distribution network and in information technology solutions to optimize customer service.

Three Months Ended September 24, 2010 Compared to Three Months Ended September 25, 2009

Net Sales. Our net sales decreased by $1.1 million, or 0.4%, to $276.8 million in the three months ended September 24, 2010 from $277.9 million in the three months ended September 25, 2009. The decrease in sales resulted from the net impact of a 1.5% decrease in sales to our facilities maintenance customers offset by an increase in sales to our professional contractor and specialty distributor customers of 0.1% and 4.1%, respectively.

Gross Profit. Gross profit increased by $2.6 million, or 2.6%, to $104.8 million in the three months ended September 24, 2010 from $102.2 million in the three months ended September 25, 2009. Our gross profit margin increased 110 basis points to 37.9% for the three months ended September 24, 2010 compared to 36.8% for the three months ended September 25, 2009. The increase in gross margin is primarily due to continued improvement in selling margins from the optimization of product pricing as well as higher supplier rebates.

Selling, General and Administrative Expenses. SG&A expenses increased by $0.8 million, or 1.0%, to $77.0 million in the three months ended September 24, 2010 from $76.2 million in the three months ended September 25, 2009. As a percent of sales, SG&A increased to 27.8% for the three months ended September 24, 2010 compared to 27.4% for the three months ended September 25, 2009. The increase in SG&A expenses is primarily due to costs incurred related to our distribution consolidation efforts partly offset by decreases in occupancy-related expenses resulting from previous consolidations of distribution centers and closings of underperforming professional contractor showrooms, and lower compensation-related expenses.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.4 million to $5.0 million in the three months ended September 24, 2010 from $4.5 million in the three months ended September 25, 2009. As a percentage of sales, depreciation and amortization was 1.8% or 20 basis points higher than the 1.6% in the comparable prior year period. This increase was due to higher depreciation resulting from our higher capital spending over the last three years associated with our information technology infrastructure and distribution center consolidation and integration efforts.

Operating Income. As a result of the foregoing, operating income increased by $1.4 million, or 6.4%, to $22.9 million in the three months ended September 24, 2010 from $21.5 million in the three months ended September 25, 2009. As a percent of sales, operating income increased to 8.3% in the three months ended September 24, 2010 compared to 7.7% in the three months ended September 25, 2009.

Loss on Extinguishment of Debt. We did not extinguish debt in the three months ended September 24, 2010. During the three months ended September 25, 2009, we repaid $30.0 million of our term loan ahead of schedule. In connection with the term loan prepayment, we recorded a loss on extinguishment of debt of $0.2 million associated with the write-off of deferred financing costs.

Interest Expense. Interest expense decreased by $0.2 million in the three months ended September 24, 2010 to $4.4 million from $4.6 million in the three months ended September 25, 2009. This decrease was primarily due to lower debt balances outstanding compared to last year associated with the repayments of our term debt and the repurchase of our 8 1/8% senior subordinated notes and lower interest rates.

Interest and Other Income. Interest and other income decreased less than $0.1 million to $0.5 million in the three months ended September 24, 2010 compared to $0.6 million in the three months ended September 25, 2009. The decrease was primarily attributable to lower interest income earned from our short-term investments resulting from a lower interest-rate environment.

Provision for Income Taxes. The effective tax rate for the three months ended September 24, 2010 was 39.5% compared to 39.4% for the three months ended September 25, 2009. The increase in the effective tax rate was primarily due to the write-off of deferred tax assets associated with share-based compensation arising from stock options that were forfeited due to employee terminations as well as lower tax exempt interest income, partially offset by a decrease in nondeductible expenditures.

Nine Months Ended September 24, 2010 Compared to Nine Months Ended September 25, 2009

Net Sales. Our net sales decreased by $12.5 million, or 1.5%, to $792.2 million in the nine months ended September 24, 2010 from $804.7 million in the nine months ended September 25, 2009. The decline in sales resulted from the net decline in sales to our facilities maintenance and professional contractor customers of 1.7% and 2.6%, respectively.  Sales to our specialty distributor customers were flat.

Gross Profit. Gross profit increased by $4.4 million, or 1.5%, to $301.5 million in the nine months ended September 24, 2010 from $297.1 million in the nine months ended September 25, 2009. Our gross profit margin increased 120 basis points to 38.1% for the nine months ended September 24, 2010 compared to 36.9% for the nine months ended September 25, 2009. The increase in gross margin is primarily due to continued improvement in selling margins from the optimization of product pricing as well as higher supplier rebates.

Selling, General and Administrative Expenses. SG&A expenses decreased by $7.3 million, or 3.1%, to $231.7 million in the nine months ended September 24, 2010 from $239.0 million in the nine months ended September 25, 2009. As a percent of sales, SG&A decreased to 29.2% for the nine months ended September 24, 2010 compared to 29.7% for the nine months ended September

25, 2009. The decrease in SG&A expenses is primarily due to $3.7 million of lower bad debt expense as well as decreases in occupancy and personnel-related expenses resulting from previous closings of underperforming professional contractor showrooms, consolidations of distribution centers and headcount reductions, and lower costs incurred directly related to our distribution consolidation efforts.

Depreciation and Amortization. Depreciation and amortization expense increased by $1.1 million to $14.7 million in the nine months ended September 24, 2010 from $13.6 million in the nine months ended September 25, 2009. As a percentage of sales, depreciation and amortization was 1.9% or 20 basis points higher than the 1.7% in the comparable prior year period. This increase was due to higher depreciation resulting from our higher capital spending over the last three years associated with our information technology infrastructure and distribution center consolidation and integration efforts.

Operating Income. As a result of the foregoing, operating income increased by $10.6 million, or 23.8%, to $55.2 million in the nine months ended September 24, 2010 from $44.6 million in the nine months ended September 25, 2009. As a percent of sales, operating income increased to 7.0% in the nine months ended September 24, 2010 compared to 5.5% in the nine months ended September 25, 2009.

Gain on Extinguishment of Debt. We did not extinguish debt in the nine months ended September 24, 2010. During the nine months ended September 25, 2009, we repurchased $36.4 million of our 8 1/8% senior subordinated notes at an average of 93.8% of par, or $34.2 million. In addition, we repaid $55.2 million of our term loan ahead of schedule. In connection with the repurchase of our 8 1/8% senior subordinated notes and the term loan prepayment, we recorded a gain on extinguishment of debt of $1.3 million net of $0.1 million and $0.9 million in original issue discount and deferred financing costs written-off, respectively.

Interest Expense. Interest expense decreased by $1.6 million in the nine months ended September 24, 2010 to $13.1 million from $14.7 million in the nine months ended September 25, 2009. This decrease was primarily due to lower debt balances outstanding compared to last year associated with the repayments of our term debt and the repurchase of our 8 1/8% senior subordinated notes and lower interest rates.

Interest and Other Income. Interest and other income decreased less than $0.1 million to $1.3 million in the nine months ended September 24, 2010 compared to $1.3 million in the nine months ended September 25, 2009.

Provision for Income Taxes. The effective tax rate for the nine months ended September 24, 2010 was 39.6% compared to 39.1% for the nine months ended September 25, 2009. The increase in the effective tax rate was primarily due to the write-off of deferred tax assets associated with share-based compensation arising from stock options that were forfeited due to employee terminations and the decrease in the benefit recognized associated with unrecognized tax benefits. During the nine months ended September 25, 2009, we obtained resolution related to an uncertain state tax position and we adjusted the accrual previously established, of which $0.1 million favorably impacted our effective tax rate.

Liquidity and Capital Resources

Overview

We are a holding company whose only asset is the stock in Interline New Jersey. We conduct virtually all of our business operations through Interline New Jersey. Accordingly, our only material sources of cash are dividends and distributions with respect to our ownership interests in Interline New Jersey that are derived from the earnings and cash flow generated by Interline New Jersey.

We have outstanding $150.7 million of 8 1/8% senior subordinated notes due 2014 and we have a $330.0 million bank credit facility. The 8 1/8% senior subordinated notes mature on June 15, 2014 and interest is payable on June 15 and December 15 of each year. As of September 24, 2010, the 8 1/8% senior subordinated notes had an estimated fair market value of $154.1 million, or 102.3% of par. The bank credit facility consists of a $230.0 million 7-year term loan and a $100.0 million 6-year revolving credit facility of which a portion not to exceed $40.0 million is available in the form of letters of credit. As of September 24, 2010, Interline New Jersey had $8.6 million of letters of credit issued under the revolving loan facility and $154.2 million of aggregate principal outstanding under the term loan facility.

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

Financial Condition

Working capital increased by $39.8 million to $337.1 million as of September 24, 2010 from $297.3 million as of December 25, 2009. The increase in working capital was primarily funded by cash flows from operations.

Cash Flow

Operating Activities. Net cash provided by operating activities was $12.4 million in the nine months ended September 24, 2010 compared to net cash provided by operating activities of $102.2 million in the nine months ended September 25, 2009.

Net cash provided by operating activities of $12.4 million in the nine months ended September 24, 2010 primarily consisted of net income of $26.2 million, adjustments for non-cash items of $23.4 million and cash used in working capital items of $37.0 million. Adjustments for non-cash items primarily consisted of $15.0 million in depreciation and amortization of property, equipment and intangible assets, $3.6 million in bad debt expense, $2.5 million in share-based compensation net of excess tax benefits, $1.3 million in deferred income taxes and $0.8 million in amortization of debt issuance costs. The cash used in working capital items consisted of $33.8 million from increased inventory levels primarily as a result of seasonal inventory demands and the stocking of our new distribution centers in Chicago, Illinois, Philadelphia, Pennsylvania, and Jacksonville, Florida, $16.5 million from increased trade receivables, net of changes in our allowance for doubtful accounts, resulting from the timing of collections and $5.7 million from increased prepaid expenses and other current assets primarily as a result of higher rebates receivable from vendors.   These items were offset by $9.2 million from increased trade payables balances as a result of the timing of purchases and related payments, $6.7 million of increased accrued expenses and other current liabilities primarily due to increased lease liabilities associated with our new distribution centers and higher accrued compensation and related benefits at period-end resulting from the timing of payments, $2.6 million from timing of interest payments and $0.3 million from the increase in income taxes payable resulting from an increase in income before taxes.

Net cash provided by operating activities of $102.2 million in the nine months ended September 25, 2009 primarily consisted of net income of $19.8 million, adjustments for non-cash items of $31.0 million and cash provided by working capital items of $50.8 million. Adjustments for non-cash items primarily consisted of $14.2 million in depreciation and amortization of property, equipment and intangible assets, $7.3 million in bad debt expense, $6.1 million in deferred income taxes, $3.1 million in share-based compensation, $0.8 million in amortization of debt issuance costs and the write-off of $0.7 million in deferred acquisition costs due to the adoption of a new accounting standard on business combinations, offset by $1.3 million in net gain from the repurchase of $36.4 million of our 8 1/8% senior subordinated notes and the repayment of $55.2 million of our term debt. The cash provided by working capital items primarily consisted of $26.7 million from decreased inventory levels as a result of decreased purchases associated with lower demand, $16.1 million from increased trade payables balances as a result of the timing of purchases and related payments, $8.8 million from accrued expenses arising from the timing of the payment of certain expenses primarily from severance and distribution center closing costs associated with our previously discussed operational initiatives, such as headcount reductions, consolidation of certain distribution centers and closing of underperforming professional contractor centers as well as higher accrued compensation and related benefits at period-end, $4.5 million from decreased prepaid expenses and other current assets primarily from the collection of rebates from vendors, $1.3 million from the increase in income taxes and $2.4 million from timing of interest payments. These items were partially offset by $9.0 million in higher trade receivables resulting from increased sales activity during the three months ended September 25, 2009 compared to the three months ended December 26, 2008.

Investing Activities. Net cash used in investing activities was $12.1 million in the nine months ended September 24, 2010 compared to net cash used in investing activities of $11.1 million in the nine months ended September 25, 2009.

Net cash used in investing activities in the nine months ended September 24, 2010 was primarily attributable to $12.9 million of capital expenditures associated with our distribution center consolidation projects and our information technology infrastructure, as well as those made in the ordinary course of business, offset by net proceeds from sales and maturities of short-term investments of $1.0 million.

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

Financing Activities. Net cash provided by financing activities totaled $4.6 million in the nine months ended September 24, 2010 compared to net cash used in financing activities of $90.3 million in the nine months ended September 25, 2009.

Net cash provided by financing activities in the nine months ended September 24, 2010 was attributable to proceeds received from stock options exercised and related excess tax benefits of $8.0 million, partially offset by a $1.8 million repayment of term debt and capital lease obligations and a $1.5 million net decrease in purchase card payable.

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

Capital Expenditures

Capital expenditures were $12.9 million in the nine months ended September 24, 2010 compared to $9.1 million in the nine months ended September 25, 2009. Capital expenditures as a percentage of sales were 1.6% in the nine months ended September 24, 2010 compared to 1.1% in the nine months ended September 25, 2009. The increase in capital expenditures was driven primarily by the continued consolidation of our distribution center network, including the investments in larger, more efficient distribution centers. In addition, during the nine months ended September 24, 2010 and September 25, 2009, we acquired leasehold improvements through non-cash lease incentives of $2.4 million and $3.0 million, respectively.

Credit Facility

Borrowings under the term loan and the delayed draw facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.75% or at the alternate base rate, which is the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus 0.75%. Borrowings under the revolving credit facility bear interest, at Interline New Jersey’s option, at either LIBOR plus 1.75% or at the alternate base rate plus 0.50%. As of September 24, 2010, the weighted average interest rate in effect with respect to the term loan and the delayed draw facility was 2.01% for the LIBOR option and 4.00% for the alternate base rate option. Outstanding letters of credit under the revolving credit facility are subject to a per annum fee equal to the applicable margin under the revolving credit facility. The interest rate spread is subject to a pricing grid that is based on the ratio of net total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the credit facility. The term loan and the delayed draw facility mature on June 23, 2013 and the revolving loan facility matures on June 23, 2012. In accordance with the terms of our credit facility, amounts under the term loan and the delayed draw facility are due and payable in quarterly installments equal to 1.0% of the original principal amount on an annual basis through June 23, 2013, with the balance payable in one final installment at the maturity date. As a result of our repayments of borrowings on our term debt, we are not required to make another principal payment until the debt matures in 2013.

The bank credit facility, which is secured by substantially all of the assets of Interline New Jersey and is guaranteed by us and by the domestic subsidiaries of Interline New Jersey, contains affirmative, negative and financial covenants that limit Interline New Jersey’s ability to incur additional indebtedness, pay dividends on its common stock or redeem, repurchase or retire its common stock or subordinated indebtedness, make certain investments, sell assets, and consolidate, merge or transfer assets, and that require Interline New Jersey to maintain certain financial ratios as of the last day of each fiscal quarter, including a minimum ratio based on an adjusted consolidated EBITDA, as defined by the credit facility, to consolidated cash interest expense and a maximum ratio of net total indebtedness to an adjusted consolidated EBITDA, as defined by the credit facility. The maximum ratio of net total indebtedness to adjusted consolidated EBITDA, as defined by the credit facility, was 3.5x. Interline New Jersey and the Company were in compliance with all covenants at September 24, 2010.

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

As of September 24, 2010, we had $55.2 million of availability under Interline New Jersey’s $100.0 million revolving credit facility after the limitation under the bank credit facility’s ratio of net total indebtedness to adjusted consolidated EBITDA, as defined by the credit facility. As of September 24, 2010, we had $104.8 million of total cash on hand and permitted investments (including $25.0 million in cash that, for the covenant compliance ratio, is netted against debt). On October 29, 2010, we used $54.6 million of our cash on hand to acquire substantially all of the assets and a portion of the liabilities of CleanSource.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 25, 2009 filed with the SEC. During the three months ended September 24, 2010, there were no significant changes to any of our critical accounting policies.

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

Interest Rate Risk

Our variable rate term debt is sensitive to changes in the general level of interest rates. As of September 24, 2010, the weighted average interest rate in effect with respect to our $154.2 million variable rate term debt was 2.01% for the LIBOR option and 4.00% for the alternate base rate option. While our variable rate term debt obligations expose us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance or results of operations. Based on the outstanding variable rate term debt as of September 24, 2010, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $1.2 million pre-tax change to our statement of operations for the nine months ended September 24, 2010.

The fair market value of our fixed rate debt is subject to interest rate risk. As of September 24, 2010, the fair market value of our $150.7 million 8 1/8% senior subordinated notes was approximately $154.1 million, or 102.3% of par.

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers is from China and other countries in Asia and is transacted in U.S. dollars. Accordingly, our exposure to risk from foreign currency exchange rates was not material as of September 24, 2010.

Derivative Financial Instruments

As of September 24, 2010, we did not have any interest rate exchange agreements or swaps. Historically, we entered into derivative financial instruments from time to time, including interest rate exchange agreements or swaps, to manage our exposure to fluctuations in interest rates on our debt.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 24, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 24, 2010, our disclosure controls and procedures were effective to (1) ensure that material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 24, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INTERLINE BRANDS, INC.
Registrant

Date: November 1, 2010	By:	/S/ JOHN A. EBNER
John A. Ebner
Chief Financial Officer
(Duly Authorized Signatory and Principal Financial Officer)