Form 10-K
period 2010-12-31
INTERLINE BRANDS, INC./DE
filed 2011-03-01
CIK 1292900

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32380

INTERLINE BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0542659 (I.R.S. Employer Identification No.)
701 San Marco Boulevard, Jacksonville, Florida (Address of principal executive offices)	32207 (Zip Code)

(904) 421-1400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 25, 2010, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $602.7 million based on the closing sale price as reported on the New York Stock Exchange.

         As of February 25, 2011, there were 33,319,799 shares of the registrant's common stock outstanding (excluding 168,622 shares held in treasury), par value $0.01.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 10, 2011 is incorporated by reference in Part III of this Form 10-K.

iii

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

  •
  labor and benefit costs,

  •
  weather conditions,

  •
  the loss of significant customers,

  •
  failure to realize expected benefits from acquisitions,

  •
  consumer spending and debt levels,

  •
  apartment vacancy rates and effective rents,

  •
  adverse changes in trends in the home improvement and remodeling and home building markets,

  •
  product cost and price fluctuations due to market conditions,

  •
  the highly competitive nature of the maintenance, repair and operations distribution industry,

  •
  material facilities and systems disruptions and shutdowns,

  •
  governmental and educational budget constraints,

  •
  fluctuations in the cost of commodity-based products, raw materials and fuel prices,

  •
  our ability to purchase products from suppliers on favorable terms,

  •
  failure to identify, acquire and successfully integrate acquisition candidates,

  •
  the length of our supply chains,

  •
  work stoppages or other business interruptions at transportation centers or shipping ports,

  •
  our ability to accurately predict market trends,

  •
  dependence on key employees,

  •
  healthcare costs,

  •
  our inability to protect trademarks,

  •
  adverse publicity and litigation,

  •
  our level of debt,

  •
  interest rate fluctuations,

  •
  our customers' ability to pay us,

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

ITEM 1.    Business

Our Company

        We are a leading distributor and direct marketer of maintenance, repair and operations ("MRO") products. We have one operating segment, the distribution of MRO products. We stock approximately 100,000 MRO products in the following categories: janitorial and sanitation ("JanSan"); plumbing; heating, ventilation and air conditioning ("HVAC"); hardware, tools and fixtures; electrical and lighting; appliances and parts; security and safety; and other miscellaneous products. Our products are primarily used for the repair, maintenance, remodeling, refurbishment and construction of properties and non-industrial facilities.

        Our highly diverse customer base includes facilities maintenance customers, which consist of multi-family housing facilities, educational institutions, lodging and healthcare facilities, government properties and building services contractors; professional contractors who are primarily involved in the repair, remodeling and construction of residential and non-industrial facilities; and specialty distributors, including plumbing and hardware retailers. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

        We market and sell our products primarily through thirteen distinct and targeted brands, each of which is recognized in the markets they serve for providing quality products at competitive prices with reliable same-day or next-day delivery. The Wilmar®, AmSan®, CleanSource®, Sexauer®, Maintenance USA® and Trayco® brands generally serve our facilities maintenance customers; the Barnett®, Copperfield®, U.S. Lock®, and SunStar® brands generally serve our professional contractor customers; and the Hardware Express®, LeranSM and AF LightingSM brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, utilizes a single distribution platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of approximately 650 field sales representatives, approximately 350 telesales and customer service representatives, a direct marketing program consisting of catalogs and promotional flyers, brand-specific websites and a national accounts sales program.

        We deliver our products through our network of 57 distribution centers, 25 professional contractor showrooms located throughout the United States, Canada and Puerto Rico, 38 vendor-managed inventory locations at large professional contractor customer locations and a dedicated fleet of trucks. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

        Our information technology and logistics platforms support our major business functions, allowing us to market and sell our products at varying price points depending on the customer's service requirements. While we market our products under a variety of brands, generally our brands draw from the same inventory within common distribution centers and share associated employee and transportation costs. In addition, we have centralized marketing, purchasing, catalog production operations, and certain other services that support our brands. We believe that our information technology and logistics platform also benefits our customers by allowing us to offer a broad product selection at highly competitive prices while maintaining the unique customer appeal of each of our targeted brands. Overall, our common operating platform has enabled us to improve customer service, maintain lower operating costs, efficiently manage working capital and support our growth initiatives.

        In this document, unless otherwise indicated, "we," "us," "our" and the "Company" refer to Interline Brands, Inc., a Delaware corporation incorporated in 2004, and its consolidated subsidiaries; and "Interline New Jersey" refers to Interline Brands, Inc., a New Jersey corporation incorporated in 1978, through which we conduct our business.

Acquisitions

        On October 29, 2010, Interline New Jersey acquired substantially all of the assets and a portion of the liabilities of CleanSource, Inc. ("CleanSource") for $54.6 million in cash and an earn-out of up to $5.5 million in cash over two years. CleanSource, which is headquartered in San Jose, California, is a large regional distributor of JanSan supplies. CleanSource offers over 4,000 products and primarily serves institutional facilities in the healthcare and education markets, as well as building services contractors. This acquisition represents a geographical expansion of the Company's offering of JanSan products to the West Coast of the United States.

        On January 28, 2011, Interline New Jersey acquired substantially all of the assets and a portion of the liabilities of Northern Colorado Paper, Inc. ("NCP") for $9.5 million in cash and an earn-out of up to $0.3 million in cash over two years. The Company has not completed the allocation of the purchase price. NCP, which is headquartered in Greeley, Colorado, is a regional distributor of JanSan supplies, primarily serving institutional facilities in the healthcare, education and food service industries.

Refinancing Transactions

        On November 16, 2010, Interline New Jersey completed a series of refinancing transactions: (1) an offering of $300.0 million of 7.00% senior subordinated notes due 2018 (the "7.00% Notes") and (2) entering into a $225.0 million asset-based revolving credit facility (the "ABL Facility"). The proceeds from the 7.00% Notes were used to redeem the 8 1/8% senior subordinated notes due 2014 (the "8 1/8% Notes") and to repay the indebtedness under the prior credit facility.

        For more information about these refinancing transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Refinancing Transactions,"

"Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 10. Debt to our audited consolidated financial statements included in this report.

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

  •
  Organic Growth Initiatives.  We seek to further penetrate the markets we serve, and to expand into new product areas, by utilizing and increasing our already successful new product and marketing strategies, including: growing web-based sales capabilities; targeted new customer acquisition; expanding our national accounts program; increasing customer use of our supply chain management services; continuing to develop proprietary products under our exclusive brands; and selectively adding new products and new categories to our various brand offerings.

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

        Within the MRO distribution industry, we focus on serving customers in three principal end-markets: facilities maintenance, professional contractors and specialty distributors. Our customers are primarily engaged in the repair, maintenance, remodeling, refurbishment and construction of properties and non-industrial facilities, as opposed to the maintenance of heavy industrial facilities and machinery. Our facilities maintenance customers are individuals and entities responsible for the maintenance and repair of various commercial properties, including apartment buildings, schools, hotels and healthcare facilities, among others. Our professional contractor customers buy our products to provide plumbing, electrical, HVAC and mechanical services to their residential and commercial customers. Our specialty distributor customers consist primarily of hardware stores and small plumbing and electrical distributors that purchase our products for resale. According to the MDM/IMI MRO market analyses, the size of our addressable end-markets, which generally exclude new commercial and residential construction and heavy industrial manufacturing, is approximately $80 billion.

Our Brands

        We market and sell products to our customers primarily through thirteen distinct and targeted brands: Wilmar, AmSan, Barnett, CleanSource, Sexauer, Hardware Express, Copperfield, Maintenance USA, U.S. Lock, SunStar, Leran, Trayco and AF Lighting. Each of our brands is focused on serving a particular customer group. The Wilmar, AmSan, CleanSource, Sexauer, Maintenance USA and Trayco brands generally serve facilities maintenance customers; the Barnett, Copperfield, U.S. Lock and SunStar brands generally serve our professional contractor customers; and the Hardware Express, Leran and AF Lighting brands generally serve our specialty distributor customers. Our brands are distinguished not only by the type of products offered, but also by the levels of service provided to customers. We have brands that market a wide range of product categories, such as Wilmar, as well as brands that specialize in a particular group of products, such as U.S. Lock, which focuses on security hardware, SunStar, which focuses on specialty lighting, and Copperfield, which focuses on chimney repair and maintenance products. We have brands that market complementary services to our customers, including inventory management and technical assistance, and brands that offer products without support services. We believe that our brand-based business model effectively allows us to offer a deep product offering to very targeted customer end-markets. We have core competencies in the sales channels available to a distributor, including national accounts sales professionals, field sales representatives, outbound and inbound telesales and customer service representatives, direct marketing via catalog and flyers, professional contractor showrooms, vendor-managed inventory locations, and internet-based sales and service capabilities. This allows us to effectively compete for a broad range of customers across our industry by offering our customers the service and delivery platform they prefer and often require.

Facilities Maintenance Brands

        We serve our facilities maintenance customers primarily through our Wilmar, AmSan, CleanSource, Sexauer, Maintenance USA and Trayco brands. Facilities maintenance customers buy our products for maintenance, repair and remodeling, and often need to obtain products with minimal delay. In many cases, our facilities maintenance customers also look to us for support services such as inventory management, technical advice and assistance, drop ship products and equipment servicing and training.

        Wilmar.    Our Wilmar brand markets and sells maintenance products to the multi-family housing market. Through its master catalog, Wilmar is able to act as a one-stop shopping resource for multi-family housing maintenance managers by offering one of the industry's most extensive selections of standard and specialty plumbing, hardware, electrical, janitorial and related products. Wilmar provides same-day or next-day delivery in local markets on our own trucks served by our distribution centers, and ships by parcel delivery services or other carriers to other areas. The Wilmar brand sells primarily through field sales representatives, as well as through its website, direct marketing and telesales. We also have a successful national accounts program at Wilmar where national accounts managers market to senior officers at real estate investment trusts and other property management companies. Through this program, we assist large multi-location customers in reducing total supply chain costs.

        AmSan.    Our AmSan brand markets and sells a comprehensive range of JanSan products to institutional facilities, such as schools and universities, healthcare sites, lodging and government properties and building services contractors. We sell JanSan products primarily through field sales representatives supported by a full line catalog and website, which include national brand product offerings as well as AmSan's exclusive brand product line Renown™. In addition, AmSan provides customers with reliable technical support, equipment repair services, and customized training programs, all of which make AmSan an important supplier to our customers. AmSan provides same-day or next-day delivery in local markets served by our distribution centers and ships by parcel delivery services or other carriers to other areas.

        CleanSource.    Our CleanSource brand markets and sells a comprehensive range of JanSan products to institutional facilities, such as schools, healthcare sites, lodging and government properties and building services contractors. We sell JanSan products primarily through field sales representatives supported by a catalog and website, which include national brand product offerings and certain exclusive brands. CleanSource field sales representatives are trained and experienced in developing customer-focused solutions based on a careful analysis of each customer's unique facility, providing better results and total value.

        Sexauer.    Our Sexauer brand markets and sells specialty plumbing and facility maintenance products to institutional customers, including education, lodging, healthcare and other facilities maintenance customers. We believe that the catalog of Sexauer products is well known in the industry as a comprehensive source of specialty plumbing and facility maintenance products. In addition to a broad product portfolio, Sexauer offers customers an extensive selection of service and procurement solutions, through its catalog and website, drawing upon our product and supply management expertise.

        Maintenance USA.    Our Maintenance USA brand markets and sells a broad portfolio of MRO products to facilities, including multi-family housing, lodging and institutional customers. Maintenance USA sells our products primarily through telesales and direct marketing supplemented by its website, representing a low-cost supply alternative to property managers and customers requiring a reduced level of support services.

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

Professional Contractor and Specialty Distributor Brands

        We serve our professional contractor customers primarily through our Barnett, Copperfield, U.S. Lock and SunStar brands and our specialty distributor customers primarily through our Hardware Express, Leran and AF Lighting brands. Professional contractors generally purchase our products for specific job assignments and/or to resell the product to end-customers.

        Barnett.    Our Barnett brand markets and sells a broad range of MRO products to professional contractors, including plumbing, electrical, building and HVAC contractors, typically for repair, remodeling and construction applications. The Barnett brand also sells its products to specialty distributors, which are generally smaller and carry fewer products than Barnett. The brand sells its products through a catalog, supplemented by its website, direct marketing, telesales and field sales representatives in select markets throughout the United States. Customers can also receive technical support and assistance in selecting products by calling our customer service centers. In addition to next-day delivery, Barnett also offers customers the convenience of a network of local professional contractor showrooms, or Pro Centers, as well as on-site, vendor-managed, inventory capabilities.

        Hardware Express.    Our Hardware Express brand markets and sells our full range of products primarily to retail hardware stores. While Hardware Express customers may order our products for general inventory purposes, we also specialize in working with independent stores to sell our exclusive brand products through custom designed retail display sets. We believe that our retail hardware store customers prefer our exclusive brand products because they are priced more competitively than non-exclusive brand products. In addition, our retail display program enables our hardware suppliers to present an entire line of products in a professional and organized manner. Hardware Express sells its products through a catalog, supplemented by its website, direct marketing, telesales and a specialty display sales program of exclusive brand products which is coordinated by field sales representatives.

        Copperfield.    Our Copperfield brand markets and sells specialty ventilation and chimney maintenance products to chimney professionals and hearth retailers, through its website, direct marketing, outbound telesales and field sales representatives. Copperfield offers more than 5,000 brand name and exclusive brand repair and replacement items including chimney replacement and relining products, specialty ventilation components, hearth products, gas and electrical appliances and an assortment of gas and solid fuel burning appliances.

        U.S. Lock.    Our U.S. Lock brand markets and sells security hardware products to professional locksmiths. Our primary marketing vehicle for U.S. Lock products is our U.S. Lock dealer program, in which professional locksmiths receive incentives such as rebates based on annual purchase volumes and favored pricing on proprietary items in return for paying an annual membership fee, displaying our U.S. Lock logo in their stores and assisting in other promotional activities. Sales are made primarily through telesales and direct marketing, supplemented by its website.

        Leran.    Our Leran brand markets and sells an extensive line of propane, plumbing, HVAC, electrical and hardware products including copper tubing and brass fittings as well as appliances and water heaters to professional contractors. Leran sells its products through the use of a catalog supplemented by telesales personnel and its website.

        SunStar/AF Lighting.    Our SunStar and AF Lighting brands market and sell residential lighting and electrical products to electrical contractors, electrical distributors, lighting showrooms and mass merchants through direct marketing, outbound telesales and a network of manufacturer's representatives, supplemented by its website.

Our Products

        We stock approximately 100,000 standard and specialty MRO products in a number of categories, including: JanSan; plumbing; HVAC; hardware, tools and fixtures; electrical and lighting; appliances and parts; security and safety; and other miscellaneous products. We offer a broad range of brand name and exclusive brand products.

Product Categories

        The approximate percentages of our net sales for the fiscal year ended December 31, 2010 by principal product category were as follows:

Product Category	Percent of Net Sales
Janitorial and sanitation	28%
Plumbing	24
Heating, ventilation and air conditioning	12
Hardware, tools and fixtures	11
Electrical and lighting	6
Appliances and parts	6
Security and safety	6
Other	7

Total	100%

        The following is a discussion of our principal product categories:

        Janitorial and Sanitation.    Our comprehensive selection of JanSan products includes brooms, mops, trash can liners, cleaning chemicals, paper towels, bath tissue and other products. We offer a number of products from leading JanSan manufacturers, such as Kimberly-Clark and Georgia-Pacific. We also offer exclusive brand JanSan products under our Renown brand.

        Plumbing.    We sell a broad range of plumbing products, from individual faucet parts to complete bathroom renovation kits. In addition, we sell both brand name and exclusive brand products. For example, we sell brand name products from manufacturers including Kohler, Moen and Delta. We also sell exclusive brand plumbing products under various proprietary trademarks, including Premier faucets and water heaters, DuraPro tubular products and ProPlus retail plumbing accessories.

        Heating, Ventilation and Air Conditioning.    We offer a variety of HVAC products, including condensing units, thermostats, fans and motors under both name brand and exclusive brand names. Manufacturers include Goodman, Nordyne and Honeywell. We also offer specialty ventilation and chimney maintenance products through our Copperfield brand.

        Hardware, Tools and Fixtures.    We sell a variety of hardware products, tools and fixtures, including hinges, power tools and mini blinds, and a limited selection of cabinetry, doors and windows. Our brand name products include DeWalt, Channellock, Milwaukee Tool and Sunco. Our exclusive brand hardware products include Yukon, Legend and Anvil Mark.

        Electrical and Lighting.    Our comprehensive selection of electrical and lighting products ranges from electrical wire and breakers to light fixtures and light bulbs. We offer brand name products from leading electrical supply manufacturers, including Eaton, Sylvania and Leviton, as well as a number of exclusive brand electrical products, such as Preferred Industries.

        Appliances and Parts.    Our comprehensive range of appliances and parts includes stoves, washer/dryer components, garbage disposers, refrigerators and range hoods. We sell a number of brand name products of leading appliance manufacturers, including General Electric. We also sell a number of high-quality replacement parts from a number of different suppliers.

        Security and Safety.    We sell a broad range of security hardware products, from individual lock-sets to computerized master-key systems. We sell a number of brand name products of leading security hardware manufacturers, including Kwikset and Schlage. We also sell a number of exclusive brand security hardware products, such as U.S. Lock hardware, Legend locks and Rx master keyways. We sell a variety of safety products, ranging from safety detection devices, such as smoke detectors, to personal protection items, including gloves and masks.

Exclusive Brand Products

        Our size and reputation have enabled us to develop and market various lines of exclusive brand products, which we believe offer our customers high-quality, low-cost alternatives to the brand name products we sell. Third-party manufacturers, primarily in Asia and the United States, using our proprietary branding and packaging design, manufacture our exclusive brand products to our specifications. Our sales force, catalogs, brand-specific websites and promotional flyers emphasize the comparative value of our exclusive brand products. Since our exclusive brand products are typically less expensive for us to purchase from suppliers, we are able to improve our profit margin with the sale of these products while offering lower prices to our customers. In addition, we have found that we develop strong relationships with our exclusive brand customers and generate increased repeat business, as exclusive brand customers generally return to us for future service and replacement parts on previously purchased products.

New Product Offerings

        We constantly monitor and evaluate our product offerings both to assess the sales performance of our existing products and to discontinue products that fail to meet specified sales criteria. We also create new product offerings in response to customer requirements by adjusting our product portfolio within existing product lines as well as by establishing new product line categories. These categories can either be new to Interline or new to a brand. For example, as we enhance our brand-specific websites, we are able to make available products not yet offered in our catalogs. Through these efforts, we are able to sell more products to existing customers as well as address our customers' changing product needs and thereby retain and attract customers. Further, by introducing new product lines, we provide our customers with additional opportunities for cost savings and a one-stop shopping outlet with broad product offerings. We believe that introducing new products in existing product lines and creating new product lines are both strategies which enable us to increase penetration of existing customer accounts, as well as attract new customers to our brands.

Sales and Marketing

        We market our products through a variety of channels. The majority of our sales to facilities maintenance customers are made through field sales representatives, and the majority of our sales to professional contractors and specialty distributors are made through telesales supported by catalogs and promotional mailings, and field sales in major metropolitan markets. We also serve our customers with brand-specific websites.

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

        Our marketing strategy involves targeting our marketing channels and efforts to specific customer groups. As a result of our long-standing relationships with customers, we have been able to assemble a database of customer purchasing information, such as end-market purchasing trends, product and pricing preferences and support service requirements. In addition, we are able to track information such as customer retention and reactivation as well as new account acquisitions. We are also able to track the success of a particular marketing effort once it is implemented by analyzing the purchases of the customers targeted by that effort. Our information technology allows us to use this data to develop more effective sales and marketing programs. For example, our understanding of the preferences of our large, multi-family housing customers led to our development of a national accounts program through which field sales representatives focus on developing contacts with national accounts. We will continue to leverage our customer knowledge and shared brand information technology to develop successful print and website-based sales and marketing strategies.

Field Sales Representatives

        Our direct sales force markets and sells to all levels of the customer's organization, including senior property management executives, local and regional property managers, on-site maintenance managers, and owners and managers of professional plumbing, electrical and HVAC contractors. Our direct sales force marketing efforts are designed to establish and solidify customer relationships through frequent contact, while emphasizing our broad product selection, e-commerce capabilities, reliable delivery of our products, high level of customer service and competitive pricing.

        We maintain one of the largest direct sales forces in our industry, with approximately 650 field sales representatives covering markets throughout the United States, Canada and Central America. We have found that we obtain a greater percentage of our customers' overall spending on MRO products in markets serviced by local sales representatives, particularly in regions where these representatives are supported by a nearby distribution center that enables same-day or next-day delivery of our products.

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

Catalogs and Direct Marketing

        Our catalogs and direct marketing promotional flyers are key marketing tools that allow us to communicate our product offerings to both existing and potential customers. We create catalogs for most of our brands and mail or deliver them on an annual or semi-annual basis to our existing customers. We often supplement these catalog mailings by sending our customers promotional flyers. Most of our branded catalogs have been distributed for over three decades and we believe that these catalog titles have achieved a high degree of recognition among our customers.

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

Operations and Logistics

Distribution Network

        We have a network strategically located to serve the largest metropolitan areas throughout the United States and Canada comprised of 57 distribution centers and 25 professional contractor showrooms. We also maintain a dedicated fleet of trucks to assist in local delivery of products. The geographic scope of our distribution network and the efficiency of our information technology enable us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets.

        Our distribution centers are central to our operations and range in size from approximately 6,000 square feet to approximately 317,000 square feet. Our distribution centers are typically maintained under operating leases in commercial or industrial centers, and primarily consist of warehouse and shipping facilities. We have professional contractor showrooms in certain existing distribution centers and in freestanding locations, which allow customers to obtain products from a fixed location without ordering in advance.

Inbound Logistics

        Our Regional Replenishment Centers ("RRCs") in Jacksonville, Florida; Philadelphia, Pennsylvania; Nashville, Tennessee; and Salt Lake City, Utah are distribution centers that receive the majority of our supplier shipments, efficiently re-distribute products to our other distribution centers and also deliver directly to customers in their local regions. Some over-sized or seasonal products are directly shipped to distribution centers other than the RRCs by our suppliers. Our use of RRCs has significantly reduced distribution center replenishment lead times while simultaneously improving our customer fill rates.

Outbound Logistics

        Once an order is entered into our computer system, the order is usually picked and processed in the distribution center nearest to the customer. For customers located within the local delivery radius of a distribution center, our own trucks or third-party carriers will deliver the products directly to the customer the next business day (or same day for emergencies). For customers located outside the local delivery radius of a distribution center, we deliver products via parcel delivery companies, such as UPS. Large orders, or orders that cannot be delivered via parcel delivery, are delivered by common carriers. We generally arrange for pick-up of returns at no charge to the customer in the local delivery radius. For customers outside the local delivery radius, we provide parcel service pick-up of the returns at no charge and also provide a full refund if the return is the result of our error. In addition, portions of our sales are delivered direct from the supplier.

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

        We buy our products from over 3,100 suppliers located in the United States and throughout the world. A majority of our purchases are primarily from domestic supplier partners with the remainder from foreign-based suppliers located primarily throughout Asia and South America. No individual supplier represented more than 6% of our total purchases during the year ended December 31, 2010.

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

        In addition to our inventory management team, our purchasing process is managed through an inventory management system which forecasts demand based on customer ordering patterns. This system monitors our inventory and alerts our purchasing managers of items approaching low levels of stock. We balance ordering and carrying costs in an effort to minimize total inventory costs. Demand forecasting is automated and is primarily based on historical sales, taking into account seasonally adjusted demand and supply lead times, which in turn are key inputs into setting safety stock levels.

Information Technology

        We operate a customer service and inventory management system that allows us to manage customer relationships and to administer and distribute thousands of products. Our systems encompass all major business functions for each of our brands and enable us to receive and process orders, manage inventory, verify credit and payment history, generate customer invoices, receive payments and manage our proprietary customer information. We have consistently invested in our information technology, as we believe that the efficiency and flexibility of our information technology are critical to the success of our business.

        Our information technology has been instrumental in our efforts to streamline our inventory management processes. For example, we are able to track each item of our inventory and its location within our distribution network. By monitoring inventory levels, we are able to quickly re-order products or shift inventory through our distribution network in order to ensure product availability. Our systems also allow us to monitor sales of products, enabling us to eliminate products that do not perform to our sales targets. Our information technology has also allowed us to create a more efficient order fulfillment process. Through our information technology, our distribution centers are networked together, which provides us with real-time access to inventory availability, order tracking and customer creditworthiness.

        We constantly seek new ways to generate additional efficiencies, such as by utilizing e-commerce. For our larger brands, our customers can browse brand-specific product offerings online and use the internet to send electronic purchase orders to our order entry system. Additionally, we integrate with industry-leading business-to-business portals that allow customers to receive real-time inventory visibility and order product. Our customers can integrate these systems into their own purchase order systems, thereby making the supply chain operate more seamlessly. In addition, we offer our customers the option of receiving invoices electronically. For customers that place frequent orders and have the ability to receive electronic invoices, this program can dramatically reduce ordering costs by eliminating invoice handling, and by automating the matching and payment process. We believe that by offering services like electronic purchasing and invoicing, which remove transaction costs from the supply chain, we help our customers realize significant cost savings.

Competition

        The MRO product distribution industry is highly competitive. Competition in our industry is primarily based upon product line breadth, product availability, technology, service capabilities and price. We face significant competition from national and regional distributors, such as HD Supply, Ferguson and Grainger. These competitors market their products through the use of direct sales forces as well as direct marketing, websites and catalogs. In addition, we face competition from traditional channels of distribution such as retail outlets, small wholesalers and large warehouse stores, including Home Depot and Lowe's. We also compete with buying groups formed by smaller distributors, internet-based procurement service companies, auction businesses and trade exchanges.

        We expect that competition in our industry will continue to be strong in the future. The MRO product distribution industry continues to consolidate, as traditional MRO product distributors attempt to achieve economies of scale and increase efficiency. Furthermore, MRO product customers are continuing to seek low cost alternatives to replace traditional methods of purchasing and sources of supply. We believe that the current trend is for customers to reduce the number of suppliers and rely on lower cost alternatives such as direct marketing and/or integrated supply arrangements, which will contribute to competition in our industry.

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

Trademarks and Other Intellectual Property

        We have registered and nonregistered trade names, trademarks and service marks covering the principal brand names and product lines under which our products are marketed, including AF LightingSM, AmSan®, Barnett®, CleanSource®, Copperfield®, Hardware Express®, LeranSM, Maintenance USA®, Premier®, ProPlus®, Renown®, Renovations Plus®, Sexauer®, SunStar Lighting®, Trayco®, U.S. Lock®, and Wilmar®. We also own several patents for certain products manufactured and marketed under our Copperfield® brand. We believe that our trademarks and other intellectual property rights are important to our success and our competitive position. Accordingly, our policy is to pursue and maintain registration of our trade names, trademarks and other intellectual property whenever appropriate and to oppose vigorously any infringement or dilution of our trade names, trademarks or other intellectual property.

Employees

        As of December 31, 2010, we had 3,485 employees. Currently, we have no labor agreements in place. The labor agreements for our Mt. Laurel, New Jersey and Elkridge, Maryland distribution centers were terminated in May 2010 and August 2010, respectively, upon the closings of those facilities. We have not experienced any work stoppages resulting from management or union disagreements and believe that our employee relations are satisfactory.

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

Recent Events

Special Time-Based Restricted Share Units Award and Amendment to Change in Control Severance Agreement

        Effective March 1, 2011, the Compensation Committee of the Board approved a special award of time-based restricted share units to John A. Ebner, Chief Financial Officer, both in recognition of his exceptional performance during 2010 and as compensation for a modification to Mr. Ebner's existing Change in Control Agreement, which was entered into on January 8, 2010 (the "2010 CIC Agreement"). Mr. Ebner has agreed to modify his 2010 CIC Agreement by removing all tax gross-up rights provided therein. This change was made in consultation with the Company's independent compensation consultant, Frederic W. Cook & Company, Inc., who supported this modification and the consideration provided to Mr. Ebner in connection therewith. All other existing terms under Mr. Ebner's 2010 CIC Agreement remain unchanged.

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

        Financial markets in the United States, Europe and Asia experienced substantial disruption from the second half of 2008 through early 2010, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. During this time period, governments took unprecedented actions intended to address these market conditions and the effectiveness of these actions is not yet fully known. Although macroeconomic conditions generally improved in 2010, the overall health of the economy remains fragile. High unemployment rates and continuing challenges in the housing sector, among other factors, continue to weigh on the economy.

        The MRO product distribution industry is affected by changes in economic conditions outside our control, which can result in increased vacancies and lower effective rents in the residential rental housing market and a general decrease in product demand from our customers. In addition, a significant number of our facilities maintenance customers are educational institutions and healthcare facilities, which depend on public funding. Tax revenue for federal, state and local governments has decreased substantially during the economic recession and in response to the reduced revenue, governments have cut public funding and may continue to cut funding to our existing and potential customers.

        Such economic developments may affect our business in a number of ways. Reduced demand may drive us and our competitors to offer products at promotional prices, which would have a negative impact on our profitability. In addition, credit availability may adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in, or cancellation of, orders for our products. If demand for our products continues to slow down or decrease, we will not be able to improve our revenues and we may run the risk of failing to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness. Reduced revenues as a result of decreased demand may also reduce our working capital for planned growth and otherwise hinder our ability to improve our performance in connection with our long-term strategy.

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

        The professional contractor market is impacted by trends in home improvement, home remodeling and new home construction. Trends in these areas are in turn dependent upon a number of factors, including demographic trends, interest rates, tax policy, employment levels, consumer confidence and the economy generally. Unfavorable changes in demographics or a weakening of the national economy or of any regional or local economy in which we operate could adversely affect consumer spending, result in decreased demand for repair, improvement, remodeling or construction products and adversely affect our business. For example, during 2010, our average organic daily sales rate in the professional contractor market decreased 0.2%.

We operate in a highly competitive industry, and if we are unable to compete successfully we could lose customers, and our sales may decline.

        The MRO product distribution industry is highly competitive. We face significant competition from national and regional distributors which market their products through the use of direct sales forces as well as direct marketing, websites and catalogs. In addition, we face competition from traditional channels of distribution such as retail outlets, small dealerships and large warehouse stores and from buying groups formed by smaller distributors, internet-based procurement service companies, auction businesses and trade exchanges. We expect that new competitors may develop over time as internet-based enterprises become more established and reliable and refine their service capabilities.

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

        A significant portion of the products that we distribute is imported from foreign countries, including China. We are thus dependent on long supply chains for the successful delivery of many of our products. The length and complexity of these supply chains make them vulnerable to numerous risks, many of which are beyond our control, which could cause significant interruptions or delays in delivery of our products. Factors such as labor disputes, currency fluctuations, changes in tariff or import policies, severe weather or terrorist attacks or armed hostilities may disrupt these supply chains. In addition to these factors, loading container cargo in Chinese ports can be disrupted or delayed by congestion in port terminal facilities, inadequate equipment to load, dock and offload container vessels or energy-related tie-ups. In any such case, our product shipments will be delayed. We expect more of our name brand and exclusive brand products will be imported in the future, which will further increase these risks. A significant interruption in our supply chains caused by any of the above factors could result in increased costs or delivery delays and result in a decrease in our revenues and profitability.

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

        Our 10 largest customers generated approximately $52.8 million, or approximately 5%, of our sales in the year ended December 31, 2010, and our largest customer accounted for less than 1% of our sales in the year ended December 31, 2010. The loss of one or more of our significant customers or deterioration in our relations with any of them could significantly reduce our revenues and profitability.

We may not be able to protect our trademarks, which could diminish the strength of our trademarks or limit our ability to use our trademarks and, accordingly, undermine our competitive position.

        We believe that our trademarks are important to our success and our competitive position. For instance, we market and sell products primarily through thirteen distinct and targeted brands: Wilmar®, AmSan®, Barnett®, CleanSource®, Sexauer®, Hardware Express®, Copperfield®, Maintenance USA®, U.S. Lock®, SunStar®, LeranSM, Trayco®, and AF LightingSM. We believe many of our customers have developed strong consumer loyalty to these targeted brands. Accordingly, we devote resources to the establishment and protection of our trademarks, including with respect to our brand names and our exclusive brand products. However, the actions we have taken may be inadequate to prevent imitation of our brands and concepts by others or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, others may assert rights in our trademarks. Our exclusive rights to our trademarks are subject to the common law rights of any other person who began using the trademark (or a confusingly similar mark) prior to the date of federal registration. Future actions by third parties may diminish the strength of our trademarks or limit our ability to use our trademarks and, accordingly, undermine our competitive position.

We may not be able to facilitate our growth strategy by identifying or completing transactions with attractive acquisition candidates, which could impede our revenues and profitability.

        Our acquisitions have contributed significantly to our growth. An important element of our growth strategy is to continue to seek additional businesses to acquire in order to add new customers within our existing markets and to acquire brands in new markets. We cannot assure you that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions. Furthermore, we believe that our industry is currently in a process of consolidation, and competition for attractive acquisition candidates is therefore likely to escalate, thereby limiting the number of acquisition candidates or increasing the overall costs of making acquisitions. In addition, we may not be able to obtain financing necessary to complete acquisitions on attractive terms or at all. Difficulties we may face in identifying or completing acquisitions could impede our revenue growth and profitability.

We cannot assure you that we will be able to successfully complete the integration of our recent acquisitions of CleanSource and NCP or any future acquisitions or manage other consequences of our acquisitions, which could impede our ability to remain competitive and, ultimately, our revenues and profitability.

        Acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into our business, difficulties associated with information technology conversions, the potential loss of key employees, customers or suppliers, the assumption of liabilities and exposure to unforeseen liabilities of acquired companies, the difficulties in achieving target synergies and the diversion of management attention and resources from existing operations. We may not be able to fully integrate the operations of CleanSource and NCP or any future acquired businesses with our own in an efficient and cost-effective manner or without significant disruption to our existing or acquired operations. We may also be required to incur additional debt in order to consummate acquisitions in the future. Such debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could impede our ability to remain competitive and, ultimately, our revenues and profitability.

Disruption in our information technology could significantly lower our revenues and profitability.

        Our operations are dependent upon our information technology that encompasses all of our major business functions. We rely upon our information technology to manage and replenish inventory, to fill and ship customer orders on a timely basis and to coordinate our sales and marketing activities across all of our brands. We believe that our information technology plays a key role in our ability to achieve operating and financial efficiencies. Any substantial disruption of our information technology for any prolonged time period could result in delays in receiving inventory and supplies or filling customer orders and, accordingly, could significantly lower our revenues and profitability.

Disruption in our distribution centers could significantly lower our revenues and profitability.

        Our distribution centers are essential to the efficient operation of our national distribution network. Any serious disruption to these distribution centers due to fire, earthquake, act of terrorism or any other cause could damage a significant portion of our inventory. In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace these centers. As a result, any such disruption could significantly lower our revenues and profitability.

We may be unable to retain senior executives and attract and retain other qualified employees which might hinder our growth and could impede our ability to run our business and potentially reduce our revenues and profitability.

        Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales, operational and marketing personnel. We face significant competition for these types of personnel in our industry. We may be unsuccessful in attracting and retaining the personnel we require to conduct and expand our operations successfully and, in such an event, our revenues and profitability could decline. In addition, key personnel may leave us and compete against us. Our success also depends, to a significant extent, on the continued service of our senior management team. The loss of any member of our senior management team or other qualified employees could impair our ability to execute our business plan and growth strategy, cause us to lose customers and reduce our net sales, or lead to employee morale problems and/or the loss of key employees.

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

        Over the past few years, the United States credit markets have experienced unprecedented contraction. As the future of the credit markets remains uncertain and potentially volatile, we may not be able to obtain additional financing on favorable terms, or at all. In addition, if the current pressures on credit continue or worsen, we may not be able to refinance our outstanding debt when due, which could have a material adverse effect on our business. Decreased access to the credit markets and other financing sources could also restrict our ability to make acquisitions and grow our business.

        Furthermore, if our operating results, cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations. If we are unable to service our debt, we could be forced to reduce or delay planned capital expenditures, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of the actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. The terms of the ABL Facility and the indenture governing the 7.00% Notes will limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts, to refinance our indebtedness or to successfully undertake any of these other actions could have a material adverse effect on us.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

        As of December 31, 2010, our total indebtedness was $322.8 million, of which $7.9 million was outstanding in the form of letters of credit and $1.5 million relates to capital lease obligations. As of December 31, 2010, we had $313.4 million of senior indebtedness outstanding and $169.8 million in availability under the ABL Facility. Also as of December 31, 2010, we had $87.1 million of total cash on hand and permitted investments. Our substantial indebtedness could have important consequences to our financial health. For example it could:

  •
  make it more difficult for us to satisfy our obligations with respect to the 7.00% Notes and our other indebtedness,

  •
  increase our vulnerability to the general adverse economic and industry conditions or a downturn in our business,

  •
  require us to dedicate a substantial portion of our cash flow from operations to debt service thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes,

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate,

  •
  place us at a competitive disadvantage compared to our competitors that are not as highly leveraged,

  •
  limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds,

  •
  result in an event of default if we fail to satisfy our obligations under the 7.00% Notes or our other indebtedness or fail to comply with the financial and other restrictive covenants contained in the indenture or our other debt; such event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on our assets securing such indebtedness, and

  •
  the amount of our debt relative to our market cap or annual revenues may discourage investors from purchasing our shares, which could result in lower investor demand for our shares and a decrease in our share price.

        We cannot be certain that our earnings will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do. Our ability to incur additional debt will be limited by the terms and conditions of our credit facility. Any of the above listed factors could have a material adverse effect on our business, financial condition and results of operations.

Despite current indebtedness levels, we may still be able to incur substantial additional indebtedness.

        We may be able to incur substantial additional indebtedness in the future to finance acquisitions, investments or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. We are able to incur up to a maximum of $169.8 million in total indebtedness under the ABL Facility, based on year-end inventory and trade accounts receivable balances. The agreement governing the ABL Facility also allows us to incur additional other indebtedness. The indenture governing the 7.00% Notes contains some limitations on our ability to incur indebtedness; however, it may not prohibit the incurrence of additional indebtedness. If new indebtedness is added to our current indebtedness levels, the substantial leverage risks described above that we now face would intensify.

The indenture governing the 7.00% Notes and the agreement governing the ABL Facility include restrictive and financial covenants that may limit our operating and financial flexibility.

        The indenture governing the 7.00% Notes and the agreement governing the ABL Facility each contain covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest. These include restrictions on our ability to:

  •
  incur additional indebtedness,

  •
  pay dividends or distributions on, or redeem or repurchase, capital stock,

  •
  prepay, redeem or repurchase specified indebtedness,

  •
  merge, consolidate or sell assets or enter into other business combination transactions,

  •
  make acquisitions, capital expenditure investments or other investments,

  •
  enter into transactions with affiliates,

  •
  incur certain liens,

  •
  enter into sale-leaseback transactions,

  •
  use proceeds from sale of assets, and

  •
  change our business.

        In addition, the agreement governing the ABL Facility contains a single fixed charge coverage requirement which only becomes applicable when borrowing availability is less than the greater of 12.5% of the commitment thereunder or $28.1 million. There are no credit ratings related triggers in the ABL Facility that would impact the cost of borrowing, annual amortization of principal or related indebtedness maturity.

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        We operate from 133 locations throughout the United States, Canada and Puerto Rico consisting of 57 distribution centers, 25 professional contractor showrooms, 38 vendor-managed inventory locations, nine administrative and support facilities and four cross-dock facilities.

        We lease 92 properties. The majority of these leases are for varying term lengths up to seven years. We own a call center located in Jacksonville, Florida and distribution centers in Long Island, New York and Louisville, Kentucky, both of which have attached administrative and support facilities. None of the owned properties are subject to any mortgages; however, our call center in Jacksonville, Florida is subject to a development agreement with the City of Jacksonville. Our 38 vendor-managed inventory locations are customer-specific locations whereby we assist those customers with their MRO inventory management process.

        We believe that our properties are in good operating condition and adequately serve our current business operations.

        The ranges in size of the locations we operate are as follows (not including vendor-managed inventory locations and cross-dock facilities):

Size (in square feet)
Distribution centers	6,000 – 317,100
Professional contractor showrooms	900 – 26,700
Administrative and support facilities	1,500 – 72,900

        The following table sets forth the states, territories and provinces where we (not including vendor-managed inventory locations and cross-dock facilities):

Location	Distribution Centers	Professional Contractor Showrooms	Administrative and Support Locations
U.S. State
Alabama		1
Arizona	1
California	5	3
Colorado	1	1
Florida	2	6	2
Georgia	1
Illinois	3
Indiana	1
Iowa		2	1
Kansas	1	1
Kentucky	2
Louisiana	1
Massachusetts	1	1
Michigan	1
Minnesota	1	1
Missouri	2
Montana		2
Nebraska	1	1
Nevada	1	1
New Jersey	2		1
New York	1		1
North Carolina	2
Ohio	3	1
Oklahoma	2		1
Oregon	1	2	2
Pennsylvania	2	1
South Carolina	1
Tennessee	2		1
Texas	6	1
Utah	1
Virginia	1
Washington	5

Subtotal	54	25	9
U.S. Territory
Puerto Rico	1

Subtotal	1	0	0
Canadian Province
Alberta	1
Ontario	1

Subtotal	2	0	0

Total	57	25	9

ITEM 3.    Legal Proceedings

        We are involved in various legal proceedings in the normal course of our business. In the opinion of management, none of the proceedings is material in relation to our consolidated financial statements.

ITEM 4.    (Reserved)

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Since December 16, 2004, our common stock has been publicly traded on the New York Stock Exchange ("NYSE") under the symbol "IBI".

Holders

        As of February 25, 2011, there were approximately 75 holders of record of our outstanding common stock.

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

        The following performance graph compares the performance of our common stock with the performance of the NYSE Composite and the Standard & Poor's ("S&P") Small Cap 600 Index, during the period from December 30, 2005 through December 31, 2010. The Company has chosen the S&P Small Cap 600 Index for comparison because the S&P Small Cap 600 Index includes companies of similar capitalization to the Company. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested.

	December 30, 2005	December 29, 2006	December 28, 2007	December 26, 2008	December 25, 2009	December 31, 2010
IBI	$100.00	$98.77	$97.10	$43.30	$77.63	$100.09
Standard and Poor's Small Cap 600	$100.00	$114.07	$113.50	$73.09	$96.22	$118.55
New York Stock Exchange Composite	$100.00	$117.86	$126.44	$71.42	$93.57	$102.71

        The following table sets forth the high and low sale price per share of our common stock during the periods indicated:

	High	Low
Fiscal Year 2010
First quarter ended March 26, 2010	$20.00	$16.35
Second quarter ended June 25, 2010	$22.20	$17.85
Third quarter ended September 24, 2010	$19.25	$15.43
Fourth quarter ended December 31, 2010	$23.14	$17.34
Fiscal Year 2009
First quarter ended March 27, 2009	$10.71	$6.34
Second quarter ended June 26, 2009	$16.00	$8.01
Third quarter ended September 25, 2009	$18.63	$12.29
Fourth quarter ended December 25, 2009	$18.00	$14.05

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information as of December 31, 2010 regarding compensation plans under which our equity securities are authorized for issuance.

					(c)
					Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)
Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options ($)
Equity compensation plans approved by security holders	3,699,901	(1)	$17.60	(2)	2,062,489
Equity compensation plans not approved by security holders	—		—		—

Total	3,699,901	(1)	$17.60	(2)	2,062,489

(1)
Includes 659,576 restricted share units and 93,134 deferred stock units granted to management and non-employee directors, respectively, pursuant to the 2004 Equity Incentive Plan.

(2)
The weighted-average exercise price excludes restricted share units and deferred stock units.

        Further, as of December 31, 2010, there were 2,947,191 stock options outstanding with a weighted-average exercise price of $17.60 and a weighted-average remaining term of 4.4 years and 760,760 full value shares outstanding under our equity compensation plans. As of December 31, 2010, there were 2,062,489 shares remaining to be awarded under our equity compensation plans (2,057,359 under the 2004 Equity Incentive Plan and 5,130 under the 2000 Stock Award Plan).

Purchases of Equity Securities by the Issuer

        None during the three months ended December 31, 2010.

ITEM 6.    Selected Financial Data

        The table below presents our selected historical consolidated financial data for 2010, 2009, 2008, 2007 and 2006. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the consolidated financial statements included elsewhere in this report.

	Fiscal Year Ended
	December 31, 2010(1)(2)	December 25, 2009	December 26, 2008(1)	December 28, 2007	December 29, 2006(1)
	(in thousands, except per share data)
Income Statement Data:
Net sales	$1,086,989	$1,059,278	$1,195,663	$1,239,027	$1,067,570
Cost of sales	672,745	665,327	746,037	765,137	658,698

Gross profit	414,244	393,951	449,626	473,890	408,872
Operating expenses	339,060	334,717	360,659	359,796	307,179

Operating income	75,184	59,234	88,967	114,094	101,693
Interest and other expense, net	(16,948)	(17,330)	(26,284)	(30,672)	(30,170)
(Loss) gain on extinguishment of debt, net	(11,486)	1,257	2,775	—	(20,843)

Income before income taxes	46,750	43,161	65,458	83,422	50,680
Provision for income taxes	18,829	17,073	24,625	32,460	19,495

Net income	27,921	26,088	40,833	50,962	31,185
Preferred stock dividends	—	—	—	—	—

Net income applicable to common stockholders	$27,921	$26,088	$40,833	$50,962	$31,185

Earnings per share:
Basic	$0.85	$0.80	$1.26	$1.58	$0.97

Diluted	$0.83	$0.79	$1.25	$1.56	$0.95

Cash dividends declared per share	$—	$—	$—	$—	$—

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$60,760	$144,282	$56,192	$57,730	$29,946
Investing activities	(71,131)	(14,515)	17,715	(64,211)	(139,298)
Financing activities	(2,016)	(93,560)	(15,844)	4,441	113,226
Capital expenditures	17,729	11,157	20,582	14,906	7,813
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$86,981	$99,223	$62,724	$4,975	$6,852
Total assets	1,007,609	928,838	962,848	936,834	890,569
Total debt(3)	313,358	305,678	403,390	418,590	421,066
Stockholders' equity	496,232	451,735	420,073	377,414	320,679
Other Data:
Depreciation and amortization	$20,612	$19,174	$17,414	$15,114	$14,427
Adjusted EBITDA(4)	97,420	79,907	107,474	130,452	116,726

(1)
We acquired AmSan LLC ("AmSan") in July 2006, Eagle Maintenance Supply, Inc. ("Eagle") in August 2008 and CleanSource in October 2010. Their results have been included in the financial statements since their respective acquisition date.

(2)
Fiscal year ended December 31, 2010 was a 53-week year. All other years presented were 52-week years.

(3)
Total debt represents the amount of our short-term debt and long-term debt.

(4)
We define Adjusted EBITDA as net income plus interest expense (income), net, loss (gain) on extinguishment of debt, net, provision for income taxes and depreciation and amortization. Adjusted EBITDA differs from EBITDA and may not be comparable to EBITDA or Adjusted EBITDA as reported by other companies. Adjusted EBITDA differs from Consolidated EBITDA per our credit facility agreement for purposes of determining our net leverage ratio.

  We present Adjusted EBITDA herein because we believe it to be relevant and useful information to our investors since it is consistently used by our management to evaluate the operating performance of our business and to compare our operating performance with that of our competitors. Management also uses Adjusted EBITDA for planning purposes, including the preparation of annual operating budgets, and to determine appropriate levels of operating and capital investments. We therefore utilize Adjusted EBITDA as a useful alternative to net income as an indicator of our operating performance compared to the Company's plan. However, Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America ("US GAAP"). Accordingly, Adjusted EBITDA should not be used in isolation or as a substitute for other measures of financial performance reported in accordance with US GAAP, such as gross margin, operating income, net income, cash flows from operating, investing and financing activities or other income or cash flow statement data prepared in accordance with US GAAP.

  Our definition of Adjusted EBITDA specifically excludes certain items, including loss (gain) on extinguishment of debt, which we believe are not indicative of our core operating results as follows:

  •
  Loss (gain) on extinguishment of debt—We have recorded losses and gains associated with the early extinguishment of debt. In 2006, we refinanced our 11 1/2% senior subordinated notes due 2011 and credit facility with the 8 1/8% Notes and a new credit facility. In 2008, we repurchased $12.9 million of our 8 1/8% Notes at 77 3/8% of par, or $10.0 million. In 2009, we repurchased $36.4 million of our 8 1/8% Notes at 93.79% of par, or $34.2 million, and repaid $60.2 million of our term loan ahead of schedule. In 2010, in connection with the redemption of the 8 1/8% Notes and the repayment of the prior credit facility, we recorded a loss on early extinguishment of debt of $11.5 million. The loss was comprised of $6.9 million in tender premiums and transaction costs associated with the redemption of the 8 1/8% Notes and a non-cash charge of $4.6 million in deferred financing costs and original issue discount written-off associated with the redemption of the 8 1/8% Notes and the repayment of the prior credit facility. Since these transactions relate to the financing of the Company, we believe the gains and losses associated with these specific significant financing transactions are not indicative of our core operating results.

  These items impacted net income over the periods presented which make direct comparisons between years less meaningful and more difficult without adjusting for them. While we believe that some of the items excluded in the calculation of Adjusted EBITDA are not indicative of our core operating results, these items do impact our income statement, and management therefore utilizes Adjusted EBITDA as an operating performance measure in conjunction with US GAAP measures such as net income.

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

  The computation of Adjusted EBITDA is as follows (in thousands):

	Fiscal Year Ended
	December 31, 2010	December 25, 2009	December 26, 2008	December 28, 2007	December 29, 2006
Net income	$27,921	$26,088	$40,833	$50,962	$31,185
Interest expense, net	18,572	18,829	27,377	31,916	30,776
Loss (gain) on extinguishment of debt, net	11,486	(1,257)	(2,775)	—	20,843
Provision for income taxes	18,829	17,073	24,625	32,460	19,495
Depreciation and amortization	20,612	19,174	17,414	15,114	14,427

	$97,420	$79,907	$107,474	$130,452	$116,726

Reconciliation of Average Organic Daily Sales to Net Sales

        Average organic daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period. The computation of average organic daily sales is as follows (dollar amounts in thousands):

	Fiscal Year Ended			Fiscal Year Ended
	December 31, 2010	December 25, 2009	% Variance	December 25, 2009	December 26, 2008	% Variance
Net sales	$1,086,989	$1,059,278	2.6%	$1,059,278	$1,195,663	(11.4)%
Less acquisitions	(18,645)	—		(13,058)	—

Organic sales	$1,068,344	$1,059,278	0.9%	$1,046,220	$1,195,663	(12.5)%

Daily sales:
Ship days	257	252		252	252
Average daily sales(1)	$4,230	$4,203	0.6%	$4,203	$4,745	(11.4)%

Average organic daily sales(2)	$4,157	$4,203	(1.1)%	$4,152	$4,745	(12.5)%

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

Overview

        We are a leading distributor and direct marketer of MRO products. We have one operating segment, the distribution of MRO products. We stock approximately 100,000 MRO products in the following categories: janitorial and sanitation ("JanSan"); plumbing; heating, ventilation and air conditioning ("HVAC"); hardware, tools and fixtures; electrical and lighting; appliances and parts; security and safety; and other miscellaneous products. Our products are primarily used for the repair, maintenance, remodeling, refurbishment and construction of properties and non-industrial facilities.

        Our highly diverse customer base includes facilities maintenance customers, which consist of multi-family housing facilities, educational institutions, lodging and healthcare facilities, government properties and building service contractors; professional contractors who are primarily involved in the repair, remodeling and construction of residential and non-industrial facilities; and specialty distributors, including plumbing and hardware retailers. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

        We market and sell our products primarily through thirteen distinct and targeted brands, each of which is recognized in the markets they serve for providing quality products at competitive prices with reliable same-day or next-day delivery. The Wilmar®, AmSan®, CleanSource®, Sexauer®, Maintenance USA® and Trayco® brands generally serve our facilities maintenance customers; the Barnett®, Copperfield®, U.S. Lock® and SunStar® brands generally serve our professional contractor customers; and the Hardware Express®, LeranSM and AF LightingSM brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of approximately 650 field sales representatives, approximately 350 inside sales and customer service representatives, a direct marketing program consisting of catalogs and promotional flyers, brand-specific websites and a national accounts sales program.

        We deliver our products through our network of 57 distribution centers, 25 professional contractor showrooms located throughout the United States, Canada and Puerto Rico, 38 vendor-managed inventory locations at large professional contractor customer locations and a dedicated fleet of trucks. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

Acquisition

        On October 29, 2010, Interline New Jersey acquired substantially all of the assets and a portion of the liabilities of CleanSource for $54.6 million in cash and an earn-out of up to $5.5 million in cash over two years. CleanSource, which is headquartered in San Jose, California, is a large regional distributor of JanSan supplies. CleanSource offers over 4,000 products and primarily serves institutional facilities in the healthcare and education markets, as well as building services contractors. For the twelve-month period ended September 30, 2010, CleanSource generated approximately $115 million of sales. This acquisition represents a geographical expansion of the Company's offering of JanSan products to the West Coast of the United States.

Refinancing Transactions

        On November 16, 2010, Interline New Jersey completed a series of refinancing transactions: (1) an offering of $300.0 million of 7.00% Notes and (2) entering into a $225.0 million ABL Facility. The proceeds from the 7.00% Notes were used to redeem the 8 1/8% Notes and to repay the indebtedness under the prior credit facility. The 8 1/8% Notes were redeemed at an average price equal to 104.256%. In connection with the redemption of the 8 1/8% Notes and the repayment of the prior credit facility, we recorded a loss on early extinguishment of debt of $11.5 million. The loss was comprised of $6.9 million in tender premiums and transaction costs associated with the redemption of the 8 1/8% Notes and a non-cash charge of $4.6 million in deferred financing costs and original issue discount written-off associated with the redemption of the 8 1/8% Notes and the repayment of the prior credit facility.

        As a result of the acquisition and refinancing transactions described above, our historical financial results or results of operations may not be indicative of our financial results or results of operations in the future.

Results of Operations

        The following table presents information derived from the consolidated statements of earnings expressed as a percentage of net sales for the periods indicated:

	% of Net Sales			% of Net Sales
	Fiscal Year Ended			Fiscal Year Ended
			% Increase (Decrease) 2010 vs. 2009(1)			% Increase (Decrease) 2009 vs. 2008(1)
	December 31, 2010	December 25, 2009		December 25, 2009	December 26, 2008
Net sales	100.0%	100.0%	2.6%	100.0%	100.0%	(11.4)%
Cost of sales	61.9	62.8	1.1	62.8	62.4	(10.8)

Gross profit	38.1	37.2	5.2	37.2	37.6	(12.4)
Operating Expenses:
Selling, general and administrative expenses	29.3	29.8	0.8	29.8	28.8	(8.0)
Depreciation and amortization	1.9	1.8	8.9	1.8	1.4	10.2

Total operating expense	31.2	31.6	1.3	31.6	30.2	(7.2)

Operating income	6.9	5.6	26.9	5.6	7.4	(33.4)
(Loss) gain on extinguishment of debt, net	(1.1)	0.1	N/M	0.1	0.2	(54.7)
Interest expense	(1.7)	(1.8)	(1.8)	(1.8)	(2.4)	(33.1)
Interest and other income	0.2	0.2	2.8	0.2	0.2	(22.0)

Income before income taxes	4.3	4.1	8.3	4.1	5.5	(34.1)
Income tax provision	(1.7)	(1.6)	10.3	(1.6)	(2.1)	(30.7)

Net income	2.6%	2.5%	7.0%	2.5%	3.4%	(36.1)%

N/M—Not Meaningful.

(1)
Percent increase (decrease) represents the actual change as a percentage of the prior year's result.

        The following discussion refers to the term average daily sales and average organic daily sales. Average daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time. Average organic daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period. For a reconciliation of average organic daily sales growth to US GAAP-based financial measures, see "Selected Financial Data—Reconciliation of Average Organic Daily Sales to Net Sales."

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 25, 2009

        Overview.    During 2010, our sales increased 2.6%, organic sales increased 0.9%, and average organic daily sales decreased 1.1%. Sales to customers in our facilities maintenance end-market, which makes up 73% of our total sales, increased 2.6%, including our CleanSource acquisition; excluding our CleanSource acquisition, organic sales increased 0.2% and our average organic daily sales decreased 1.7%. Sales to our professional contractor customers, which represent 15% of our total sales, increased 1.8% in total and decreased 0.2% on an average organic daily sales basis. Sales to our specialty distributor customers, which represent 12% of our total sales, increased 3.3% in total and increased 1.3% on an average organic daily sales basis.

        We believe our average organic daily sales decrease is associated with the well-publicized general economic downturn over the last few years. Although we are starting to see signs of stabilization, demand from certain customers continues to be negatively impacted by lower levels of residential new construction and renovations activity as well as governmental and educational budget constraints. We expect continued variability within our end-markets; however, we believe the impact on sales related to the market weakness during 2011 will be less severe than we experienced during 2010. We expect sales to our customers to increase modestly during 2011 as limited and uneven economic improvements occur across our end-markets.

        Operating income as a percentage of net sales was 6.9% in 2010 compared to 5.6% in 2009. The increase in operating income as a percentage of sales is primarily a result of higher gross profit margins and lower salary and wages expense, lower bad debt expense and lower occupancy related expenses, offset in part by higher fringe benefits and variable compensation expenses as well as higher depreciation and amortization expense.

        Net income as a percentage of net sales was 2.6% in 2010 compared to 2.5% in 2009 as a result of the increase in operating income offset by the loss on extinguishment of debt associated with the refinancing transactions mentioned above.

        Effective December 26, 2009, the first day of our 2010 fiscal year, we reinstituted merit-based salary increases and the matching of employee contributions to our qualified profit sharing plan at a rate of 25% of the first 5% of the employee's base salary up to the statutory maximum of $5,500 per employee. In light of the current economic conditions, we continue to evaluate the cost and benefits associated with these cost control measures.

        We are continuing to focus on keeping operating costs as a percentage of sales low while also investing in our operating platform for the long term. Accordingly, our plans include continued investments in the consolidation of our distribution network and in information technology solutions.

        Net Sales.    Net sales increased by $27.7 million during 2010 to $1,087.0 million from $1,059.3 million in 2009, an increase of 2.6%, primarily attributable to the CleanSource acquisition. Organic sales were $1,068.3 million in 2010 and $1,059.3 million in 2009, a 0.9% increase primarily due to five additional shipping days during the fiscal year ended December 31, 2010 compared to the fiscal year ended December 25, 2009. Average organic daily sales decreased 1.1% resulting from a 1.7% decrease in sales to our facilities maintenance customers and a 0.2% decrease in sales to our professional contractor customers partially offset by a 1.3% increase in sales to our specialty distributor customers. We believe our average organic daily sales decrease is associated with the well-publicized general economic downturn over the last few years.

        Gross Profit.    Gross profit increased by $20.3 million, or 5.2%, to $414.2 million in 2010 from $394.0 million in 2009. This increase in gross profit was attributable to our continued focus on increasing our gross profit margins as well as our acquisition of CleanSource. Our gross profit margins increased 90 basis points to 38.1% in 2010 from 37.2% in 2009. This increase in gross margin is primarily due to continued improvement in selling margins from the optimization of product pricing as well as higher supplier rebates, offset in part from lower gross margins related to our CleanSource acquisition.

        Selling, General and Administrative Expenses.    SG&A expenses increased by $2.7 million, or 0.8%, to $318.8 million in 2010 from $316.1 million in 2009. As a percentage of net sales, SG&A decreased 50 basis points to 29.3% for 2010 compared to 29.8% for 2009. The decrease in SG&A expenses as a percentage of sales is primarily due to lower salary and wages expense, lower bad debt expense, lower occupancy related expenses and the SG&A expense impact from our CleanSource acquisition, offset in part by higher fringe benefit and variable compensation expenses.

        Depreciation and Amortization.    Depreciation and amortization expense increased by $1.7 million, or 8.9%, to $20.2 million in 2010 from $18.6 million in 2009. As a percentage of net sales, depreciation and amortization was 1.9%, 10 basis points higher than the 1.8% rate in 2009. These increases were due to higher depreciation resulting from our higher capital spending over the last three years associated with our information technology infrastructure and distribution center consolidation and integration efforts as well as from our CleanSource acquisition.

        Operating Income.    As a result of the foregoing, operating income increased $16.0 million, or 26.9%, to $75.2 million in 2010 from $59.2 million in 2009. As a percentage of net sales, operating income increased to 6.9% in 2010 compared to 5.6% in 2009.

        (Loss) Gain on Extinguishment of Debt.    Loss on extinguishment of debt was $11.5 million in 2010 compared to a gain on extinguishment of debt of $1.3 million in 2009. During 2010, we repurchased $137.3 million of the 8 1/8% Notes and repaid the indebtedness under our prior credit facility. The remaining $13.4 million of the 8 1/8% Notes were redeemed on January 3, 2011. The 8 1/8% Notes were redeemed at an average price of 104.256% of par. In connection with the redemption of the 8 1/8% Notes and the repayment of the prior credit facility, we recorded a loss on early extinguishment of debt of $11.5 million. The loss was comprised of $6.9 million in tender premiums and transaction costs associated with the redemption of the 8 1/8% Notes and a non-cash charge of $4.6 million in deferred financing costs and original issue discount written-off associated with the redemption of the 8 1/8% Notes and the repayment of the prior credit facility. During 2009, we repurchased $36.4 million of the 8 1/8% Notes at an average of 93.8% of par, or $34.2 million, including fees. In addition, we repaid $60.2 million of our term loan ahead of schedule. In connection with the repurchase of the 8 1/8% Notes and the term loan payments, we recorded a gain on extinguishment of debt of $1.3 million net of $0.1 million and $0.9 million in original issue discount and deferred financing costs written-off, respectively.

        Interest Expense.    Interest expense decreased by $0.3 million to $18.7 million in 2010 from $19.0 million in 2009. This decrease was primarily due to average lower debt balances outstanding compared to last year, associated with the repayments of our term debt and the repurchase of the 8 1/8% Notes, and lower interest rates.

        Interest and Other Income.    Interest and other income increased by less than $0.1 million to $1.8 million in 2010 from $1.7 million in 2009. This increase was primarily attributable to a lesser impact from foreign exchange rates in 2010 compared to 2009 offset in part by lower interest income earned from our short-term investments.

        Provision for Income Taxes.    The effective tax rate was 40.3% in 2010 compared to 39.6% in 2009. The increase in the effective tax rate was primarily due to the impact from our refinancing transaction, the write-off of deferred tax assets associated with share-based compensation arising from stock options that were forfeited due to employee terminations, lower tax exempt interest income, and the impact from our CleanSource acquisition.

Fiscal Year Ended December 25, 2009 Compared to Fiscal Year Ended December 26, 2008

        Overview.    During 2009, our sales declined 11.4% and organic sales declined 12.5%. We believe this decline was in part associated with the widely reported general economic downturn and credit crisis. Sales to customers in our facilities maintenance end-market, which made up 73% of our total sales, declined 6.2% during 2009 compared to 2008. Sales to our professional contractor and specialty distributor customers, which represented 16% and 11% of our total sales, respectively, declined 25.3% and 18.5%, respectively. Sales to these customers continued to be impacted by the prolonged declines in residential new construction and renovations activity.

        Net income as a percentage of net sales was 2.5% in 2009 compared to 3.4% in 2008. The decline in net income was a result of lower sales and gross margins, and the costs associated with our operational initiatives, such as employee separation benefits, closing of underperforming professional contractor showrooms, consolidation of certain distribution centers, and higher bad debt expense. These higher costs were offset in part by decreases in compensation and fringe benefits, lower delivery costs and lower interest expense associated with lower debt balances outstanding and lower interest rates.

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

        Gross Profit.    Gross profit decreased by $55.7 million, or 12.4%, to $394.0 million in 2009 from $449.6 million in 2008 as a direct result of the decrease in sales as well as the decline of gross profit margin during the year. Gross profit margins decreased 40 basis points to 37.2% in 2009 from 37.6% in 2008. This decrease in our gross profit margins was primarily related to a decline in our direct selling gross margins arising from heightened price competition associated with the decrease in sales and higher operating costs as a percentage of sales at our distribution centers driven from the decline in sales.

        Selling, General and Administrative Expenses.    SG&A expenses decreased by $27.7 million, or 8.0%, to $316.1 million in 2009 from $343.8 million in 2008. As a percentage of net sales, SG&A increased 100 basis points to 29.8% for 2009 compared to 28.8% for 2008. The increase in SG&A expenses as a percentage of sales was primarily due to $3.8 million in increased bad debt expense primarily associated with a customer seeking Chapter 11 bankruptcy protection, $2.3 million in additional severance and distribution center closing costs associated with our distribution and operational initiatives (such as headcount reductions, consolidation of certain distribution centers and closing of underperforming professional contractor centers), the write-off of $0.7 million in deferred acquisition costs due to the adoption of a new accounting standard on business combinations and higher occupancy costs on a lower sales base. We have also increased our accounts receivable reserve to adjust for higher levels of risk in our portfolio stemming from an unprecedented market and credit environment. These costs were partially offset by the cost savings derived from the reduction in workforce in the fourth quarter of 2008 and the first quarter of 2009, the closing of underperforming professional contractor centers and consolidation of certain distribution centers during the last six months of 2008 and the first nine months of 2009, and various other efforts aimed at reducing costs.

        Depreciation and Amortization.    Depreciation and amortization expense increased by $1.7 million, or 10.2%, to $18.6 million in 2009 from $16.9 million in 2008. As a percentage of net sales, depreciation and amortization was 1.8% or 40 basis points higher than the 1.4% rate in 2008. These increases were due to higher depreciation resulting from our higher capital spending over the last three years associated with our information technology infrastructure and distribution center consolidation and integration efforts. In 2009, we had $12.6 million of depreciation and $6.0 million of amortization compared to $11.1 million and $5.8 million in 2008, respectively.

        Operating Income.    As a result of the foregoing, operating income decreased by $29.7 million, or 33.4%, to $59.2 million in 2009 from $89.0 million in 2008.

        Gain on Extinguishment of Debt.    Gain on extinguishment of debt was $1.3 million in 2009 compared to $2.8 million in 2008. During 2009, we repurchased $36.4 million of the 8 1/8% Notes at an average of 93.8% of par, or $34.2 million, including fees. In addition, we repaid $60.2 million of our term loan ahead of schedule. In connection with the repurchase of the 8 1/8% Notes and the term loan payments, we recorded a gain on extinguishment of debt of $1.3 million net of $0.1 million and $0.9 million in original issue discount and deferred financing costs written-off, respectively. In December 2008, we repurchased $12.9 million of the 8 1/8% Notes at 77 3/8% of par, or $10.0 million. In connection with the repurchase of the 8 1/8% Notes, we recorded a gain on extinguishment of debt of $2.8 million net of $0.1 million in deferred financing costs written-off.

        Interest Expense.    Interest expense decreased by $9.4 million to $19.0 million in 2009 from $28.5 million in 2008. This decrease was primarily due to $97.7 million in lower debt balances outstanding compared to 2008 associated with the repayments of our term loan and the repurchase of the 8 1/8% Notes as well as lower interest rates.

        Interest and Other Income.    Interest and other income decreased by $0.5 million to $1.7 million in 2009 from $2.2 million in 2008. This decrease was primarily attributable to lower interest income associated with lower interest rates earned on cash and cash equivalents balances.

        Provision for Income Taxes.    The provision for income taxes was $17.1 million in 2009 compared to a provision of $24.6 million in 2008. The effective tax rate for 2009 increased by 200 basis points to 39.6% compared to 37.6% for 2008. The increase in the effective tax rate was due to the decrease in the benefit recognized associated with previously unrecognized tax benefits and the write-off of deferred tax assets associated with share-based compensation arising from stock options that were forfeited due to employee terminations as well as the decrease in tax exempt interest recorded. During 2009, we resolved an uncertain tax position with regards to one state tax jurisdiction, and we made an adjustment of $0.1 million, which favorably impacted our effective tax rate for the year. This compares to the $0.8 million we derecognized related to uncertain tax positions during 2008.

Seasonality

        We experience some seasonal fluctuations as sales of our products typically increase in the second and third fiscal quarters of the year due to increased apartment turnover and related maintenance and repairs in the multi-family residential housing sector during these periods. Typically, November, December and January sales are lower across most of our brands because customers may defer purchases at year-end as their budget limits are met and because of the winter holiday season between Thanksgiving Day and New Year's Day. Our Copperfield brand experiences approximately two-thirds of its sales between July and December. As such, our first quarter sales and earnings typically tend to be lower than the remaining three quarters of the year.

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

        On November 16, 2010, Interline New Jersey completed a series of refinancing transactions: (1) an offering of $300.0 million of the 7.00% Notes and (2) entering into a $225.0 million ABL Facility. The proceeds from the 7.00% Notes were used to redeem $137.3 million of the 8 1/8% Notes and to repay the indebtedness under the prior credit facility of Interline New Jersey. The remaining $13.4 million of the 8 1/8% Notes were redeemed on January 3, 2011. The 8 1/8% Notes were redeemed at an average price of 104.256% of par. As a result of these refinancing transactions, Interline New Jersey extended the maturities of its debt and interest expense will increase compared to 2010.

        The 7.00% Notes were priced at 100% of their principal amount of $300.0 million. The 7.00% Notes mature on November 15, 2018 and interest is payable on May 15 and November 15 of each year, beginning on May 15, 2011. Debt issuance costs capitalized in connection with the 7.00% Notes were $6.9 million.

        The 7.00% Notes are generally unsecured, senior subordinated obligations of Interline New Jersey that rank equal to all of Interline New Jersey's existing and future senior subordinated indebtedness, junior to all of Interline New Jersey's existing and future senior indebtedness, including indebtedness under the ABL Facility, and senior to any of Interline New Jersey's existing and future obligations that are, by their terms, expressly subordinated in right of payment to the 7.00% Notes. The 7.00% Notes are unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by the Company and Interline New Jersey's existing and future domestic subsidiaries that guarantee the ABL Facility (collectively the "Guarantors"). The Guarantors have issued guarantees (each a "Guarantee" and collectively, the "Guarantees") of Interline New Jersey's obligations under the 7.00% Notes and the Indenture on an unsecured senior subordinated basis. Each Guarantee ranks equal in right of payment with all of the Guarantors' existing and future senior subordinated indebtedness, junior to all of the Guarantors' existing and future senior indebtedness, including guarantees of the ABL Facility, and senior to all of the Guarantors' existing and future obligations that are, by their terms, expressly subordinated in right of payment to the Guarantees. The 7.00% Notes are not guaranteed by any of Interline New Jersey's foreign subsidiaries. For a description of certain terms of the 7.00% Notes, see Note 10. Debt to our audited consolidated financial statements included in this report.

        The debt instruments of Interline New Jersey, primarily the ABL Facility and the indenture governing the terms of the 7.00% Notes, contain significant restrictions on the payment of dividends and distributions to the Company by Interline New Jersey. The ABL facility allows Interline New Jersey to pay dividends, make distributions to the Company or repurchase its shares from the Company in an aggregate amount not to exceed $25.0 million during any 12-month period, so long as there is no default and Interline New Jersey meets certain availability requirements. Only if these conditions are met and, in addition, Interline New Jersey's fixed charge coverage ratio is at least 1.20 to 1.00, is there no cap on Interline New Jersey's ability to pay dividends and repurchase its shares. In addition, ordinary course distributions for overhead (up to $3.0 million annually) and taxes are permitted, as are annual payments of up to $7.5 million in respect of our stock option or other benefit plans for management or employees. The indenture for the 7.00% Notes generally restricts the ability of Interline New Jersey to pay distributions to the Company and to make advances to, or investments in, the Company to an amount equal to 50% of the net income of Interline New Jersey, plus an amount equal to the net proceeds from certain equity issuances, subject to compliance with a leverage ratio and no default having occurred and continuing. The indenture also contains certain permitted exceptions including (1) allowing the Company to pay our franchise taxes and other fees required to maintain our corporate existence, to pay for general corporate and overhead expenses and to pay expenses incurred in connection with certain financing, acquisition or disposition transactions, in an aggregate amount not to exceed $15.0 million per year; (2) allowing certain tax payments; and (3) allowing other distributions in an aggregate amount not to exceed the greater of $85.0 million and 8.5% of the total assets of Interline New Jersey and its restricted subsidiaries, provided there is no default. For a further description of the ABL Facility, see "Credit Facility" below.

        As of December 31, 2010, we had $300.0 million of the 7.00% Notes and $13.4 million of the 8 1/8% Notes outstanding and $169.8 million of availability under our ABL Facility, net of $7.9 million in letters of credit.

Financial Condition

        Working capital increased by $4.3 million to $301.6 million as of December 31, 2010 from $297.3 million as of December 25, 2009.

Cash Flow

        Operating Activities.    Net cash provided by operating activities was $60.8 million during the year ended December 31, 2010 compared to net cash provided by operating activities of $144.3 million and $56.2 million during the years ended December 25, 2009 and December 26, 2008, respectively.

        Net cash provided by operating activities of $60.8 million during the year ended December 31, 2010 primarily consisted of net income of $27.9 million, adjustments for non-cash items of $45.2 million and cash used by working capital items of $16.6 million. Adjustments for non-cash items primarily consisted of $20.6 million in depreciation and amortization of property, equipment and intangible assets, including $0.4 million of depreciation recorded within cost of sales, $11.5 million loss on the early extinguishment of our 8 1/8% Notes, $5.7 million in provisions for doubtful accounts, $3.5 million in share-based compensation, net of excess tax benefits, $2.5 million in deferred income taxes and $1.1 million in amortization of debt issuance costs. The cash provided by working capital items primarily consisted of $7.5 million from increased trade payables balances as a result of the timing of purchases and related payments, $5.2 million generated from trade receivables resulting from increased collections and $1.7 million increased accrued expenses arising from the issuance of the 7.00% Notes. The sources of cash were partially offset by $22.7 million in increased inventory primarily as a result of increased demand, opportunistic year-end purchases and the stocking of our distribution centers in Chicago, Illinois; Jacksonville, Florida; and Philadelphia, Pennsylvania, $8.9 million in increased prepaid expenses and other current assets primarily from higher rebates receivable and $1.5 million from the increase in income taxes.

        Net cash provided by operating activities of $144.3 million during the year ended December 25, 2009 primarily consisted of net income of $26.1 million, adjustments for non-cash items of $40.0 million and cash provided by working capital items of $78.0 million. Adjustments for non-cash items primarily consisted of $19.2 million in depreciation and amortization of property, equipment and intangible assets, including $0.6 million of depreciation recorded within cost of sales, $10.5 million in provisions for doubtful accounts, $5.7 million in deferred income taxes, $3.8 million in share-based compensation, $1.1 million in amortization of debt issuance costs and the write-off of $0.7 million in deferred acquisition costs due to the adoption of a new accounting standard on business combinations offset by $1.3 million in net gain from the repurchase of $36.4 million of our 8 1/8% Notes and the repayment of $60.2 million of our term debt. The cash provided by working capital items primarily consisted of $38.1 million from decreased inventory levels as a result of decreased purchases associated with lower demand, $17.7 million from increased trade payables balances as a result of the timing of purchases and related payments, $9.2 million generated from trade receivables resulting from increased collections and the decline in sales, $5.9 million from accrued expenses arising from the timing of the payment of certain expenses primarily from severance and distribution center closing costs associated with our previously discussed operational initiatives, such as headcount reductions, consolidation of certain distribution centers and closing of underperforming professional contractor centers as well as higher accrued compensation and related benefits at period-end, $4.3 million from decreased prepaid expenses and other current assets primarily from lower rebates from vendors on lower purchases and $2.8 million from the increase in income taxes.

        Net cash provided by operating activities during the year ended December 26, 2008 of $56.2 million primarily consisted of net income of $40.8 million and adjustments for non-cash items of $25.8 million offset by cash used in working capital of $9.6 million. Adjustments for non-cash items primarily consisted of $17.4 million in depreciation and amortization of property, equipment and intangible assets, including $0.5 million of depreciation recorded within cost of sales, $3.8 million in share-based compensation, $6.7 million in provisions for doubtful accounts and $1.1 million in amortization of debt issuance costs offset by $2.8 million in net gain from the repurchase of $12.9 million of our 8 1/8% Notes. The cash used in working capital consisted of increased inventory levels of $19.1 million as a result of lower sales in the latter part of the year as well as increased inventory to stock our distribution center in Salt Lake City, Utah, and new MRO product offerings for our institutional facilities maintenance customers, increased accrued expenses primarily from lower accrued compensation and related benefits of $6.8 million and overpayment of estimated income taxes of $2.6 million due to lower net income than expected. These uses in cash were partially offset by $10.3 million generated from trade receivables resulting from increased collections and the decline in sales and increased trade payables balances of $6.9 million as a result of the increased inventory levels and the timing of related payments for this inventory.

        Investing Activities.    Net cash used in investing activities was $71.1 million during the year ended December 31, 2010 compared to net cash used in investing activities of $14.5 million during the year ended December 25, 2009 and net cash provided by investing activities of $17.7 million during the year ended December 26, 2008.

        Net cash used in investing activities during the year ended December 31, 2010 was attributable to $54.8 million in costs related to purchases of businesses, $17.7 million in capital expenditures made in the ordinary course of business and $1.4 million in net sales and maturities of short-term investments comprised of pre-refunded municipal bonds secured by U.S. Treasury securities.

        Net cash used in investing activities during the year ended December 25, 2009 was attributable to $11.2 million in capital expenditures made in the ordinary course of business, $1.9 million in costs related to purchases of businesses primarily associated with earn-out provisions related to the 2008 acquisition of Eagle Maintenance Supply, Inc. ("Eagle") and $1.5 million in net purchases of short-term investments comprised of pre-refunded municipal bonds secured by U.S. Treasury securities.

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

        Financing Activities.    Net cash used in financing activities totaled $2.0 million during the year ended December 31, 2010 compared to net cash used in financing activities of $93.6 million during the year ended December 25, 2009 and net cash used in financing activities of $15.8 million during the year ended December 26, 2008.

        Net cash used in financing activities during the year ended December 31, 2010 was primarily attributable to our repayment of $156.2 million of term debt and capital lease obligations, our repurchase of $143.7 million of our 8 1/8% Notes, including payment of tender premiums and expenses, payment of $10.4 million of debt issuance costs on our 7.00% Notes, and net decrease in purchase card payable of $3.5 million offset by proceeds from the issuance of our 7.00% Notes of $300.0 million and $11.7 million of proceeds from stock options exercised and excess tax benefits from share-based compensation, net of treasury stock acquired to satisfy minimum statutory tax withholding requirements resulting from the vesting or exercising of equity awards.

        Net cash used in financing activities during the year ended December 25, 2009 was primarily attributable to our repayment of $61.8 million of term debt and capital lease obligations and our repurchase of $36.4 million of our 8 1/8% Notes at an average of 93.8% of par, or $34.2 million offset by the net increase in purchase card payable of $1.4 million and $1.0 million of proceeds from stock options exercised and excess tax benefits from share-based compensation, net of treasury stock acquired to satisfy minimum statutory tax withholding requirements resulting from the vesting or exercising of equity awards.

        Net cash used in financing activities during the year ended December 26, 2008 was primarily attributable to our repurchase of $12.9 million of our 8 1/8% Notes at 77 3/8% of par, or $10.0 million, the net decrease in purchase card payable of $2.9 million, our repayment of $2.7 million of term debt and capital lease obligations and $1.1 million for the acquisition of treasury stock to satisfy minimum statutory tax withholding requirements resulting from the vesting or exercising of equity awards offset by $0.8 million of proceeds from stock options exercised and excess tax benefits from share-based compensation.

Capital Expenditures

        Capital expenditures were $17.7 million in 2010, $11.2 million in 2009 and $20.6 million in 2008. Capital expenditures as a percentage of net sales were 1.6%, 1.1% and 1.7% in 2010, 2009 and 2008, respectively.

        Capital expenditures during 2010 were driven primarily by the continued consolidation of our distribution center network including the investments in larger more efficient distribution centers and enhancements to our information technology systems. In addition, during 2010, we acquired $2.5 million of property in the form of leasehold improvements through lease incentives primarily associated with our Chicago, Illinois; Jacksonville, Florida; and Philadelphia, Pennsylvania distribution centers.

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

Credit Facility

        The ABL Facility provides for revolving credit financing of up to $225.0 million subject to borrowing base availability, with a maturity of five years, including sub-facilities for letters of credit, not exceeding $40.0 million, and swingline loans. In addition, the ABL Facility provides that the revolving commitments may be increased to $325.0 million, subject to certain terms and conditions. The ABL Facility has a 5-year term and any borrowings outstanding will be due and payable in full on November 15, 2015. Debt issuance costs capitalized in connection with the ABL Facility were $3.5 million.

        The borrowing base at any time equals the sum (subject to certain eligibility requirements, reserves and other adjustments) of:

  •
  85% of eligible trade receivables; and

  •
  the lesser of (x) 65% of eligible inventory, valued at the lower of cost or market, and (y) 85% of the net orderly liquidation value of eligible inventory.

        The ABL Facility includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as swingline loans. All borrowings under the ABL Facility will be subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties.

        Borrowings under the ABL Facility bear interest at a rate per annum equal to, at Interline New Jersey's option, either adjusted LIBOR or at an alternate base rate, in each case plus an applicable margin. The applicable margin will initially be equal to 2.50% per annum for loans bearing interest by reference to the adjusted LIBOR and 1.50% per annum for loans bearing interest by reference to the alternate base rate and, after the delivery of certain financial reports following the first full fiscal quarter ending after the closing date, will be adjusted quarterly by reference to a grid based on average availability under the ABL Facility.

        In addition, Interline New Jersey will be required to pay each lender a commitment fee at a rate equal to 0.50% per annum, in respect of any unused commitments if the average utilization under the

ABL Facility during the preceding calendar quarter is 50% or higher, and equal to 0.625% if the average utilization under the ABL Facility during the preceding calendar quarter is less than 50%.

        During any period after the occurrence and continuance of an event of default (and continuing for a certain period of time thereafter), or after availability under the ABL Facility is less than the greater of (i) $35.0 million and (ii) 17.5% of the total revolving commitments at such time (and continuing for a certain period of time thereafter), the ABL Facility will, subject to exceptions, require mandatory prepayments, but not permanent reductions of commitments, and subject to a right of reinvestment, in amounts equal to 100% of the net cash proceeds from permitted non-ordinary-course asset sales and casualty and condemnation events, as well as from any equity issuance or incurrence of debt not otherwise permitted under the ABL Facility. In addition, Interline New Jersey is required to pay down loans under the ABL Facility if the total amount of outstanding obligations thereunder exceeds the lesser of the aggregate amount of the revolving commitments thereunder and the applicable borrowing base. Interline New Jersey may prepay loans and permanently reduce commitments under the ABL Facility at any time in certain minimum principal amounts, without premium or penalty (except LIBOR breakage costs, if applicable).

        Borrowings under the ABL Facility are guaranteed by the Company and Interline New Jersey's existing and future domestic subsidiaries (collectively the "Guarantors") and are secured by first priority liens on substantially all of the assets of Interline New Jersey and the Guarantors.

        The ABL Facility requires that if excess availability is less than the greater of (a) 12.5% of the commitments and (b) $28.1 million, Interline New Jersey must comply with a minimum fixed charge coverage ratio test of 1.00:1.00 and certain other covenants. In addition, the ABL Facility includes negative covenants that, subject to significant exceptions, limit Interline New Jersey's ability and the ability of the Guarantors to, among other things, incur debt, incur liens and engage in sale leaseback transactions, make investments and loans, pay dividends, engage in mergers, acquisitions and asset sales, prepay certain indebtedness, amend the terms of certain material agreements, enter into agreements limiting subsidiary distributions, engage in certain transactions with affiliates and alter the business that Interline New Jersey conducts.

        The ABL Facility contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the ABL Facility to be in full force and effect and changes of control. If such an event of default occurs, the lenders under the ABL Facility would be entitled to take various actions, including the acceleration of amounts due under the ABL Facility and all actions permitted to be taken by a secured creditor.

        We are currently in compliance with all covenants contained within the ABL Facility.

Liquidity

        Historically, our capital requirements have been for debt service obligations, working capital requirements, including inventory, accounts receivable and accounts payable, acquisitions, the expansion and maintenance of our distribution network and upgrades of our information technology. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through cash flow generated from operating activities and funds borrowed under our credit facilities. We expect our cash on hand as well as cash flow from operations and availability under our ABL Facility to be our primary source of funds in the future. Letters of credit, which are issued under our ABL Facility, are used to support payment obligations incurred for our general corporate purposes.

        As of December 31, 2010, we had $169.8 million of availability under our ABL Facility, net of $7.9 million in letters of credit. We believe that cash and cash equivalents on hand, cash flow from operations and available borrowing capacity under our ABL Facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations in the foreseeable future.

Contractual Obligations and Off-Balance Sheet Arrangements

        The following table sets forth our contractual obligations as of December 31, 2010 (in thousands):

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
8 1/8% Notes(1)	$13,955	$13,955	$—	$—	$—
7.00% Notes	300,000	—	—	—	300,000
ABL Facility(2)	—	—	—	—	—
Interest	168,000	21,000	42,000	42,000	63,000
Operating leases	103,112	23,473	34,088	24,099	21,452
Capital leases	1,703	695	919	89	—
Employment agreements	6,377	5,372	1,005	—	—
Other(3)	4,740	2,393	1,972	211	164

Total contractual cash obligations(4)(5)	$597,887	$66,888	$79,984	$66,399	$384,616

(1)
The remaining $13.4 million of the 8 1/8% Notes was redeemed on January 3, 2011. The $14.0 million paid included a $0.5 million call premium and a $0.1 million interest payment.

(2)
Our ABL Facility calls for an unused commitment fee of 0.625% which is excluded from the table. As of December 31, 2010, we had $7.9 million in letters of credit issued under the ABL Facility. See Liquidity and Capital Resources above for more information.

(3)
Other includes deferred compensation and retirement plans totaling $0.7 million payable in equal increments over seven years, and the fair market value of the earn-out related to the CleanSource acquisition of $4.0 million payable over two years if targets are reached.

(4)
Trade accounts payable of $96.9 million are excluded from the table but generally payable within 30 to 60 days. See Item 8. Financial Statements and Supplementary Data and the accompanying audited consolidated financial statements.

(5)
As more fully disclosed in Note 17. Income Taxes to our audited consolidated financial statements included in this report, as of December 31, 2010, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

        As of December 31, 2010, except for operating leases and letters of credit, we had no material off-balance sheet arrangements.

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

Vendor Rebates

        Many of our arrangements with our vendors provide for us to receive a rebate of a specified amount, payable to us when we achieve any of a number of measures generally related to the volume of purchases from our vendors. We account for these rebates as a reduction of the prices of the related vendors' products, which reduces the inventory cost until the period in which we sell the product, at which time these rebates reduce cost of sales in our income statement. Throughout the year, we estimate the amount of rebates receivable based upon the expected level of purchases. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels. Historically, our actual rebates have been within our expectations used for our estimates. If we fail to achieve a measure which is required to obtain a vendor rebate, we will record a charge in the period that we determine the criteria or measure for the vendor rebate will not be met to the extent the vendor rebate was estimated and included as a reduction to cost of sales. If market conditions were to change, vendors may change the terms of some or all of these programs. Although these changes would not affect the amounts which we have recorded related to products already purchased, it may impact our gross margin on products we sell or revenues earned in future periods.

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

Goodwill, Intangibles and Other Long-Lived Assets

        Management assesses the recoverability of our goodwill and indefinite-lived identifiable intangibles on an annual basis. Management also assesses the recoverability of goodwill, identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant negative industry or economic trends; (3) a significant increase in competition; and (4) a significant increase in interest rates on debt. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in our statements of operations, and would result in reduced carrying amounts of the related assets in our balance sheets.

Share-Based Compensation

        Under the fair value recognition provisions of US GAAP, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of restricted stock awards, restricted share units (depending on the grant) and deferred stock units is based on the fair market values of the underlying stock on the dates of grant. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate, estimated forfeitures and expected dividends.

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

Interest Rate Risk

        Our variable rate term debt is sensitive to changes in the general level of interest rates. As of December 31, 2010, we had no outstanding variable rate debt.

        The fair market value of our 7.00% Notes is subject to interest rate risk. As of December 31, 2010, the estimated fair market value of our 7.00% Notes was $304.5 million or 101.5% of par.

Foreign Currency Exchange Risk

        The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of December 31, 2010.

        Many of our suppliers price their products in currencies other than the U.S. dollar or incur costs of production in non-U.S. currencies. Accordingly, depreciation of the U.S. dollar against foreign currencies could increase the price we pay for these products. A substantial portion of our products is sourced from suppliers in China and the value of the Chinese Yuan has increased relative to the U.S. dollar since July 2005, when it was allowed to fluctuate against a basket of foreign currencies. Most experts believe that the value of the Yuan will continue to increase relative to the U.S. dollar over the next few years. Such a move would most likely result in an increase in the cost of products that are sourced from suppliers in China.

Derivative Financial Instruments

        As of December 31, 2010, we did not have any interest rate swap exchange agreements, or swaps. Historically, we have entered into derivative financial instruments from time to time, including interest rate exchange agreements, to manage our exposure to fluctuations in interest rates on our debt. Under our former swap agreements, we paid a fixed rate on the notional amount to our banks and the banks paid us a variable rate on the notional amount equal to a base LIBOR rate.

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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to (1) ensure that material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, under the Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

        The report of our independent registered public accounting firm related to the effectiveness of internal control over financial reporting is included on page F-1 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        No change in our internal control over financial reporting occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Our disclosure controls are designed to provide reasonable assurance of achieving their objectives. Based on our evaluation of the effectiveness of our internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

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

        See Exhibit Index beginning on page 53

ITEM 16.    Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLINE BRANDS, INC.
/s/ MICHAEL J. GREBE Michael J. Grebe Chief Executive Officer
Date: March 1, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. GREBE Michael J. Grebe	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2011
/s/ JOHN A. EBNER John A. Ebner	Chief Financial Officer (Principal Financial Officer)	March 1, 2011
/s/ DAVID C. SERRANO David C. Serrano	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 1, 2011
/s/ GIDEON ARGOV Gideon Argov	Director	March 1, 2011
/s/ MICHAEL E. DEDOMENICO Michael E. DeDomenico	Director	March 1, 2011
/s/ JOHN J. GAVIN John J. Gavin	Director	March 1, 2011
/s/ BARRY J. GOLDSTEIN Barry J. Goldstein	Director	March 1, 2011
/s/ ERNEST K. JACQUET Ernest K. Jacquet	Director	March 1, 2011

Signature	Title	Date

/s/ RANDOLPH W. MELVILLE Randolph W. Melville	Director	March 1, 2011
/s/ CHARLES W. SANTORO Charles W. Santoro	Director	March 1, 2011
/s/ DREW T. SAWYER Drew T. Sawyer	Director	March 1, 2011

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 filed on May 24, 2006 (No. 333-134415)).
3.2	Second Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed March 23, 2009).
4.1
Form of Specimen Certificate of Common Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company's Amendment No. 4 to Registration Statement on Form S-1 filed on December 3, 2004 (No. 333-116482)).
4.2
Credit Agreement, dated as of June 23, 2006, among the Company, Interline New Jersey, as borrower, the lenders party therein, JPMorgan Chase Bank, N.A., as administrative agent, Lehman Commercial Paper Inc., as syndication agent, Credit Suisse, Bank of America, N.A., Wachovia Bank, National Association and SunTrust Bank, each as a co-documentation agent and J.P. Morgan Securities Inc. and Lehman Brothers Inc. as joint bookrunners and joint-lead arrangers (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2009).
4.3
Guarantee and Collateral Agreement, dated as of June 23, 2006, among the Company, Interline New Jersey, certain subsidiaries of Interline New Jersey and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2009).
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
4.7
Third Supplemental Indenture, dated as of September 29, 2009, by and among Interline New Jersey, the Company, Eagle Maintenance Supply, Inc. as a subsidiary guarantor, certain other subsidiaries of the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2009).
4.8
Fourth Supplemental Indenture, dated as of November 15, 2010, by and among Interline New Jersey, the Company, certain subsidiaries of the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (furnished herewith).
4.9
Supplement No.1, dated as of July 3, 2006, to the Guarantee and Collateral Agreement, dated June 23, 2006, between AmSan, LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 10, 2006).

4.10	Supplement No. 2, dated as of September 25, 2009, to the Guarantee and Collateral Agreement, dated June 23, 2006, between the Company, Eagle Maintenance Supply, Inc. and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2009).
4.11
Indenture, dated as of November 16, 2010, among Interline New Jersey, as issuer, the Company, as guarantor, subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed on December 16, 2010 (No. 333-171215)).
4.12
Registration Rights Agreement, dated as of November 16, 2010, by and among Interline New Jersey, the guarantors named therein, Barclays Capital Inc., J.P. Morgan Securities LLC, BB&T Capital Markets, a division of Scott Stringfellow, LLC, Goldman, Sachs & Co., Lazard Capital Markets LLC, SunTrust Robinson Humphrey, Inc. and U.S. Bancorp Investments, Inc. (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 filed on December 16, 2010 (No. 333-171215)).
4.13
Credit Agreement, dated as of November 16, 2010, among Interline New Jersey, as borrower, the Company, as guarantor, subsidiary guarantors named therein, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and Barclays Capital, Wells Fargo Capital Finance, LLC and Branch Banking and Trust Company, as co-documentation agents (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 filed on December 16, 2010 (No. 333-171215)).
4.14
Rights Agreement, dated as of March 22, 2009, by and between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 23, 2009).
4.15
Amendment No. 1 to Rights Agreement, dated as of March 16, 2010, by and between the Company and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 18, 2010).
4.16
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on March 23, 2009 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 23, 2009).
10.1
Amended and Restated Shareholders' Agreement, dated as of September 29, 2000, among Interline New Jersey and certain of its shareholders (incorporated by reference to Exhibit 9.1 to Interline New Jersey's Registration Statement on Form S-4 filed on July 3, 2003 (No. 333-106801)).
10.2
Amendment No. 1 to Amended and Restated Shareholders' Agreement, dated as of March 15, 2004, among Interline New Jersey and certain of its shareholders (incorporated by reference to Exhibit 9.2 to the Company's Amendment No. 5 to Registration Statement on Form S-1 filed on December 14, 2004 (No. 333-116482)).
10.3
Amendment No. 2 to Amended and Restated Shareholders' Agreement, dated as of December 21, 2004, among Interline New Jersey and certain of its shareholders (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
10.4
2000 Stock Award Plan, as amended and restated July, 2000 (incorporated by reference to Exhibit 10.23 to Interline New Jersey's Registration Statement on Form S-4 filed on July 3, 2003 (No. 333-106801)).

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
10.8
Form of Non-Employee Directors Option Agreement (incorporated by reference to Exhibit 10.45 to the Company's Amendment No. 5 to Registration Statement on Form S-1 filed on December 14, 2004 (No. 333-116482)).
10.9	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report filed on Form 8-K on March 17, 2006).
10.10	Amendment to Restricted Share Unit Award Agreements (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.11
Form of Restricted Share Unit Agreement (time-based), used through 2010 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.12	Form of Restricted Share Unit Agreement (time-based), used commencing in 2011 (furnished herewith).
10.13
Form of Deferred Stock Unit Award Agreement and Notice of Election for Non-employee Directors (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2005).
10.14
Amendment to Deferred Stock Unit Award Agreements for Non-employee Directors (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.15
Form of Management Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.44 to the Company's Amendment No. 5 to Registration Statement on Form S-1 filed on December 14, 2004 (No. 333-116482)).
10.16
Form of Non-Employee Directors Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.46 to the Company's Amendment No. 5 to Registration Statement on Form S-1 filed on December 14, 2004 (No. 333-116482)).
10.17	Executive Cash Incentive Plan (incorporated by reference to Appendix B to the Company's definitive proxy statement for its annual meeting of stockholders held on May 11, 2006 (No. 001-32380)).
10.18	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2006).
10.19	Form of Amendment to Change in Control Severance Agreement (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).

10.20	Employment Agreement, dated as of August 13, 2004, by and between Interline New Jersey and Michael J. Grebe (incorporated by reference to Exhibit 10.32 to the Company's Amendment No. 2 to Registration Statement on Form S-1 filed on September 27, 2004 (No. 333-116482)).
10.21
Amendment One to Employment Agreement, dated as of December 2, 2004, by and between Interline New Jersey and Michael J. Grebe (incorporated by reference to Exhibit 10.37 to the Company's Amendment No. 4 to Registration Statement on Form S-1 filed on December 3, 2004 (No. 333-116482)).
10.22
Amendment to Employment Agreement, dated as of December 31, 2008, by and between Interline New Jersey and Michael J. Grebe (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.23
Incentive Stock Option Agreement of Michael J. Grebe, dated as of May 16, 2000 (incorporated by reference to Exhibit 10.11 to the Company's Amendment No. 5 to Form S-1 Registration Statement filed on December 14, 2004 (No. 333-116482)).
10.24
Employment Agreement, dated as of July 25, 2005, by and between Interline New Jersey and Thomas J. Tossavainen (incorporated by reference to Exhibit 10.55 of the Company's Amendment No. 2 to Registration Statement on Form S-1 filed on August 1, 2005 (No. 333-126515)).
10.25
Amendment to Employment Agreement, dated as of December 31, 2008, by and between Interline New Jersey and Thomas J. Tossavainen (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.26
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
10.31
Restricted Share Unit Award Agreement under the 2004 Equity Incentive Plan, dated as of October 20, 2008, by and between Kenneth D. Sweder and Interline New Jersey (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.32
Employment Agreement, dated as of January 7, 2004, by and between Interline New Jersey and Fred Bravo (incorporated by reference to Exhibit 10.25 to the Company's Amendment No. 5 to Registration Statement on Form S-1 filed on December 14, 2004 (No. 333-116482)).

10.33	Amendment to Employment Agreement, dated September 27, 2004, by and between Interline New Jersey and Fred Bravo (incorporated by reference to Exhibit 10.34 to the Company's Amendment No. 5 to Registration Statement on Form S-1 filed on December 14, 2004 (No. 333-116482)).
10.34
Amendment to Employment Agreement, dated as of December 2, 2004, by and between Interline New Jersey and Fred Bravo (incorporated by reference to Exhibit 10.40 to the Company's Amendment No. 4 to Form S-1 Registration Statement filed on December 3, 2004 (No. 333-116482)).
10.35
Amendment to Employment Agreement, dated as of December 31, 2008, by and between Interline New Jersey and Fred Bravo (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.36
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
10.38
Amendment to Employment Agreement, dated as of December 31, 2008, by and between Interline New Jersey and James A. Spahn (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.39
Employment Agreement, dated as of October 30, 2006, by and between Interline New Jersey and Lucretia D. Doblado (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2009).
10.40
Amendment to Employment Agreement, dated as of March 23, 2007, by and between Interline New Jersey and Lucretia D. Doblado (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2009).
10.41
Amendment to Employment Agreement dated as of December 31, 2008, by and between Interline New Jersey and Lucretia D. Doblado (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2009).
10.42
Employment Agreement, dated as of January 8, 2010, by and between Interline New Jersey and John A. Ebner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 14, 2010).
10.43
Change in Control Severance Agreement, dated as of January 8, 2010, by and between the Company and John A. Ebner (incorporated by reference Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 14, 2010).
10.44
Purchase Agreement, dated November 4, 2010, among Interline New Jersey, the Company, as guarantor, subsidiary guarantors named therein and Barclays Capital Inc. as the representative of several initial purchasers named therein (incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-4 filed on December 16, 2010 (No. 333-171215)).
10.45	First Amendment to Change in Control Severance Agreement, dated March 1, 2011, by and between the Company and John A. Ebner (furnished herewith).
11.1
Computation of earnings per share information (contained in Note 2 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010) (furnished herewith).

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
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Interline Brands, Inc. and subsidiaries (the "Company") as of December 31, 2010 and December 25, 2009, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interline Brands, Inc. and subsidiaries as of December 31, 2010 and December 25, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Jacksonville, Florida
March 1, 2011

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND DECEMBER 25, 2009

(in thousands, except share and per share data)

	December 31, 2010	December 25, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$86,981	$99,223
Short-term investments	100	1,479
Accounts receivable—trade (net of allowance for doubtful accounts of $9,088 and $12,975)	122,619	120,004
Inventory	203,269	173,422
Prepaid expenses and other current assets	28,816	18,552
Income taxes receivable	2,086	—
Deferred income taxes	17,381	16,459

Total current assets	461,252	429,139
Property and equipment, net	54,546	46,804
Goodwill	341,168	319,006
Other intangible assets, net	141,562	124,835
Other assets	9,081	9,054

Total assets	$1,007,609	$928,838

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$96,878	$85,982
Accrued expenses and other current liabilities	45,181	41,715
Accrued interest	2,852	1,050
Income taxes payable	819	1,285
Current portion of long-term debt	13,358	1,590
Capital lease—current	607	222

Total current liabilities	159,695	131,844
Long-Term Liabilities:
Deferred income taxes	44,045	40,369
Long-term debt, net of current portion	300,000	304,088
Capital lease—long-term	906	4
Other liabilities	6,731	798

Total liabilities	511,377	477,103
Commitments and contingencies (see Note 15) Senior preferred stock; $0.01 par value, 20,000,000 authorized; none outstanding as of December 31, 2010 and December 25, 2009	—	—

Stockholders' Equity:
Common stock; $0.01 par value, 100,000,000 authorized; 33,336,373 issued and 33,214,073 outstanding as of December 31, 2010 and 32,640,957 issued and 32,524,251 outstanding as of December 25, 2009	333	326
Additional paid-in capital	593,031	576,747
Accumulated deficit	(96,824)	(124,745)
Accumulated other comprehensive income	1,865	1,483
Treasury stock, at cost, 122,300 shares as of December 31, 2010 and 116,706 as of December 25, 2009	(2,173)	(2,076)

Total stockholders' equity	496,232	451,735

Total liabilities and stockholders' equity	$1,007,609	$928,838

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

(in thousands, except share and per share data)

	2010	2009	2008
Net sales	$1,086,989	$1,059,278	$1,195,663
Cost of sales	672,745	665,327	746,037

Gross profit	414,244	393,951	449,626
Operating Expenses:
Selling, general and administrative expenses	318,820	316,137	343,793
Depreciation and amortization	20,240	18,580	16,866

Total operating expense	339,060	334,717	360,659

Operating income	75,184	59,234	88,967
(Loss) gain on extinguishment of debt, net	(11,486)	1,257	2,775
Interest expense	(18,710)	(19,044)	(28,482)
Interest and other income	1,762	1,714	2,198

Income before income taxes	46,750	43,161	65,458
Provision for income taxes	18,829	17,073	24,625

Net income	$27,921	$26,088	$40,833

Earnings Per Share:
Basic	$0.85	$0.80	$1.26

Diluted	$0.83	$0.79	$1.25

Weighted-Average Shares Outstanding:
Basic	32,998,352	32,503,306	32,396,764

Diluted	33,785,885	32,908,510	32,573,552

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

(in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Accumulated Deficit		Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at December 28, 2007	32,350,188	$324	$567,860	$(191,666)	$1,751	$(855)	$377,414
Share-based compensation			3,782				3,782
Issuance of common stock from exercise of stock options	38,595	—	656				656
Issuance of common stock from vesting of restricted share units	172,577	2	(2)				—
Excess tax benefits on stock options exercised and other vested share-based payments			(428)				(428)
Repurchase of common stock						(1,128)	(1,128)
Comprehensive income:
Net income				40,833
Amortization of unrecognized gain on employee benefits					11
Foreign currency translation					(1,067)
Total comprehensive income							39,777

Balance at December 26, 2008	32,561,360	326	571,868	(150,833)	695	(1,983)	420,073
Share-based compensation			3,794				3,794
Issuance of common stock in lieu of director's fees	3,019	—					—
Issuance of common stock from exercise of stock options	67,078	—	1,005				1,005
Issuance of common stock from vesting of restricted share units	9,500	—	—				—
Excess tax benefits on stock options exercised and other vested share-based payments			45				45
Repurchase of common stock			35			(93)	(58)
Comprehensive income:
Net income				26,088
Amortization of unrecognized gain on employee benefits					11
Unrealized gain on short-term investments					1
Foreign currency translation					776
Total comprehensive income							26,876

Balance at December 25, 2009	32,640,957	326	576,747	(124,745)	1,483	(2,076)	451,735
Share-based compensation			4,533				4,533
Issuance of common stock in lieu of director's fees	2,051	—					—
Issuance of common stock from exercise of stock options	673,817	7	10,757				10,764
Issuance of common stock from vesting of restricted share units	19,548	—	—				—
Excess tax benefits on stock options exercised and other vested share-based payments			994				994
Repurchase of common stock						(97)	(97)
Comprehensive income:
Net income				27,921
Amortization of unrecognized gain on employee benefits					16
Unrealized loss on short-term investments					(1)
Foreign currency translation					367
Total comprehensive income							28,303

Balance at December 31, 2010	33,336,373	$333	$593,031	$(96,824)	$1,865	$(2,173)	$496,232

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

(in thousands)

	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$27,921	$26,088	$40,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,612	19,174	17,414
Amortization of debt issuance costs	1,056	1,084	1,143
Amortization of discount on 8 1/8% senior subordinated notes	128	145	148
Loss (gain) on extiguishment of debt, net	11,486	(1,257)	(2,775)
Write-off of deferred acquisition costs	—	672	—
Share-based compensation	4,533	3,794	3,782
Excess tax benefits from share-based compensation	(994)	(45)	(147)
Deferred income taxes	2,504	5,684	(680)
Provision for doubtful accounts	5,699	10,522	6,711
Loss on disposal of property and equipment	146	217	191
Changes in assets and liabilities which provided (used) cash, net of business acquired:
Accounts receivable—trade	5,224	9,216	10,303
Inventory	(22,660)	38,098	(19,148)
Prepaid expenses and other current assets	(8,854)	4,343	1,461
Other assets	92	394	661
Accounts payable	7,509	17,671	6,871
Accrued expenses and other current liabilities	1,881	5,880	(6,800)
Accrued interest	1,744	(22)	234
Income taxes	(1,456)	2,804	(2,558)
Other liabilities	4,189	(180)	(1,452)

Net cash provided by operating activities	60,760	144,282	56,192
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(17,729)	(11,157)	(20,582)
Purchase of short-term investments	(2,955)	(3,034)	(35,531)
Proceeds from sales and maturities of short-term investments	4,334	1,557	84,071
Purchase of businesses, net of cash acquired	(54,781)	(1,881)	(10,243)

Net cash (used in) provided by investing activities	(71,131)	(14,515)	17,715
Cash Flows from Financing Activities:
(Decrease) increase in purchase card payable, net	(3,471)	1,379	(2,909)
Repayment of term debt	(155,815)	(61,535)	(2,486)
Repayment of 8 1/8% senior subordinated notes	(137,323)	(34,157)	(9,984)
Proceeds from issuance of 7.00% senior subordinated notes	300,000	—	—
Payment of tender premiums and expenses on 8 1/8% senior subordinated notes	(6,338)	—	—
Payments on capital lease obligations	(352)	(239)	(218)
Payment of debt issuance costs	(10,378)	—	—
Proceeds from stock options exercised	10,764	1,005	656
Excess tax benefits from share-based compensation	994	45	147
Treasury stock acquired to satisfy minimum tax withholding requirements	(97)	(58)	(1,050)

Net cash used in financing activities	(2,016)	(93,560)	(15,844)
Effect of exchange rate changes on cash and cash equivalents	145	292	(314)

Net (decrease) increase in cash and cash equivalents	(12,242)	36,499	57,749
Cash and cash equivalents at beginning of period	99,223	62,724	4,975

Cash and cash equivalents at end of period	$86,981	$99,223	$62,724

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for :
Interest	$15,332	$17,697	$26,864

Income taxes, net of refunds	$17,758	$8,958	$28,905

Schedule of Non-Cash Investing and Financing Activities:
Property acquired through lease incentives	$2,493	$3,009	$—

Adjustments to liabilities assumed and goodwill on businesses acquired	$233	$8	$1,027

Contingent consideration associated with purchase of business	$4,048	$—	$—

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

1. DESCRIPTION OF THE BUSINESS AND BACKGROUND

Description of Business

        Interline Brands, Inc., a Delaware corporation, and its subsidiaries ("Interline" or the "Company") is a direct marketer and specialty distributor of maintenance, repair and operations ("MRO") products. The Company sells plumbing, electrical, hardware, security, heating, ventilation and air conditioning ("HVAC"), janitorial and sanitation ("JanSan") supplies and other MRO products. Interline's highly diverse customer base consists of multi-family housing, educational, lodging, government and healthcare facilities, professional contractors and specialty distributors.

        The Company markets and sells its products primarily through thirteen distinct and targeted brands. The Company utilizes a variety of sales channels, including a direct sales force, telesales representatives, a direct marketing program, brand-specific websites and a national accounts sales program. The Company delivers its products through its network of distribution centers and professional contractor showrooms located throughout the United States, Canada and Puerto Rico, vendor managed inventory locations at large professional contractor customer locations and its dedicated fleet of trucks. Through its broad distribution network, the Company is able to provide next-day delivery service to at least 98% of the U.S. population and same-day delivery service to most major metropolitan markets.

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

Fiscal Year

        The Company operates on a 52-53 week fiscal year, which ends on the last Friday in December. The fiscal year ended December 31, 2010 was a fifty-three week year. The fiscal years ended December 25, 2009 and December 26, 2008 were fifty-two week years. References herein to 2010, 2009 and 2008 are for the fiscal years ended December 31, 2010, December 25, 2009 and December 26, 2008, respectively.

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

Subsequent Events

        The Company evaluated events and transactions that occurred during the period from December 31, 2010, the date of the consolidated balance sheet, through the date the consolidated

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial statements were issued, for potential recognition or disclosure in the consolidated financial statements. See Note 20. Subsequent Event.

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

        The Company's short-term investments are comprised of pre-refunded municipal bonds. The fair value of the pre-refunded municipal bonds is determined by quoted market prices as they are publicly traded. The following table shows the carrying amount and the fair value of the Company's short-term investments as of December 31, 2010 and December 25, 2009 (in thousands):

	December 31, 2010		December 25, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Pre-refunded municipal bonds	$100	$100	$1,478	$1,479

	$100	$100	$1,478	$1,479

(1)
Fair value estimated using Level 1 inputs. The fair value of the pre-refunded municipal bonds is determined by quoted market prices as they are publicly traded.

        The fair value of term loans was estimated using Level 2 inputs, consisting of a discounted cash flow analysis based on borrowing rates available to companies with similar credit ratings for loans with similar terms and maturity. There were no term loans outstanding as of December 31, 2010. The carrying amount and fair value of the term loans at December 25, 2009 was $154.2 million and $145.8 million, respectively.

        The fair value of the Company's senior subordinated notes is determined by quoted market prices, which are Level 1 inputs. The carrying amount and fair value of the non-current portion of the Company's senior subordinated notes at December 31, 2010 was $300.0 million and $304.5 million, respectively. The carrying amount and fair value of the Company's senior subordinated notes at December 25, 2009 was $149.9 million and $151.4 million, respectively.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

        Assets and liabilities of the Company's foreign subsidiaries, where the functional currency is the local currency, are translated into United States dollars at the year-end exchange rate. Revenues and expenses are translated using average exchange rates prevailing during the year. As of December 31, 2010 and December 25, 2009, cumulative translation adjustments of $1.9 million and $1.5 million, respectively, were included as a component of accumulated other comprehensive income.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and highly liquid investments that can be readily converted into cash or that have an original maturity of three months or less.

Short-Term Investments

        The Company's short-term investments, which are classified as available-for-sale, consist of pre-refunded municipal bonds. Pre-refunded municipal bonds are bonds that are refinanced by the issuer and remain outstanding in the marketplace until a specific call date or maturity date is reached. Pre-refunded municipal bonds are secured by U.S. Treasury securities placed in an irrevocable escrow account. As of December 31, 2010, all of the Company's pre-refunded municipal bonds have contractual maturities of less than one year. Accordingly, they have been classified as current assets. Short-term investments are recorded at fair value as determined by quoted market prices. Changes in the fair value, if any, are included in accumulated other comprehensive income, net of applicable taxes, except credit related losses, which would be recorded before applicable taxes within the statement of earnings. As of December 31, 2010 and December 25, 2009, there were essentially no unrealized gains and losses associated with these investments. During 2010, 2009 and 2008, all income generated from short-term investments was recorded as interest income.

Concentrations of Credit Risk

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company's accounts receivable are principally from facilities maintenance, professional contractor and specialty distributor customers in the United States and Canada. Concentration of credit risk with respect to accounts receivable, however, is limited due to the large number of customers comprising the Company's customer base. The Company performs credit evaluations of its customers; however, the Company's policy is not to require collateral. As of December 31, 2010 and December 25, 2009, the Company had no significant concentrations of credit risk.

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments. The allowance for doubtful accounts is estimated using factors such as past collection history and general risk profile. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be recovered.

Inventories

        Inventories, consisting substantially of finished goods, are valued at the lower of cost or market. Inventory cost is determined using the weighted-average cost method. The Company adjusts inventory

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Costs of Computer Software Developed or Obtained for Internal Use

        The Company capitalizes costs related to internally developed software and amortizes those costs over five years. Only costs incurred during the development stage, including design, coding, installation and testing are capitalized. These capitalized costs primarily represent internal labor costs for

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

employees directly associated with the software development. Upgrades or modifications that result in additional functionality are capitalized. Capitalized costs were $3.1 million, $1.3 million and $1.7 million for 2010, 2009 and 2008, respectively. As of December 31, 2010 and December 25, 2009, there was $5.4 million and $4.1 million, respectively, of unamortized capitalized software costs. During 2010, 2009 and 2008, amortization expense associated with capitalized software costs was $1.9 million, $1.6 million and $1.6 million, respectively.

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

Other Intangible Assets

        Other intangible assets include amounts assigned to trademarks, customer lists and relationships, non-compete agreements and deferred debt issuance costs. Other intangibles are amortized over their useful lives, 13 to 22 years for customer lists and relationships and 1 to 10 years for non-compete agreements. Customer lists and relationships are amortized on either a straight-line or accelerated basis, depending on the characteristics of the asset at the beginning of its life. Deferred debt issuance costs are amortized as a component of interest expense over the term of the related debt using the effective interest method or a method that approximates the effective interest method. The Company has determined that its trademarks have indefinite lives and has elected to perform its annual impairment test on indefinite-lived assets as of the last day of each year. The Company has not identified any impairment losses with respect to trademarks for any year presented.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

        The Company evaluates its long-lived assets for impairment on an annual basis or when an event occurs or circumstances change that would indicate that the fair value of the long-lived asset has fallen below its carrying amount. Such evaluations include an assessment of customer retention, cash flow projections and other factors the Company believes are relevant. The discounted future expected net cash flows of each identifiable asset are used to measure impairment losses. The determination of whether long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the long-lived asset. Changes in the Company's strategy or assumptions, environmental or other regulations, and/or market conditions could significantly impact these judgments. The Company monitors market conditions and other factors to determine if interim impairment tests are necessary. The Company has not identified any impairment losses with respect to long-lived assets for any year presented.

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

  •
  the seller's price to the buyer is fixed or determinable; and

  •
  collectability is reasonably assured.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Sales

        Cost of sales includes merchandise costs less vendor rebates, freight-in and a portion of operating costs related to the replenishment activities of some of our large distribution centers.

Shipping and Handling Costs

        Shipping and handling costs to customers have been included in selling, general and administrative expenses on the consolidated statements of earnings. Shipping and handling costs were $48.4 million, $47.4 million, and $57.3 million in 2010, 2009 and 2008, respectively.

Advertising Costs

        Costs of producing and distributing sales catalogs and promotional flyers are capitalized and charged to expense over the life of the related catalog and promotional flyers. Advertising expenses, net of co-op advertising, were $1.2 million, $2.5 million, and $2.3 million in 2010, 2009 and 2008, respectively. Co-op advertising was $2.7 million, $2.1 million and $2.3 million in 2010, 2009 and 2008, respectively.

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

        During 2008, the Company entered in to a separation agreement with an executive. Under the separation agreement and in exchange for non-competition and non-solicitation restrictions relating to activities after leaving the Company, the Company amended certain stock options granted to the executive in connection with the Company's initial public offering in December 2004. The amendments allowed the executive the right to exercise those stock options until December 31, 2010. As a result of the modification to those stock options, the Company recorded $0.7 million in share-based compensation expense. Total share-based compensation expense, which is included in the consolidated statement of earnings, was $4.5 million, $3.8 million and $3.8 million for 2010, 2009 and 2008, respectively. The tax benefit related to share-based compensation was $1.8 million, $1.5 million and $1.5 million for 2010, 2009 and 2008, respectively. See Note 13. Share-Based Compensation for more information.

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

        Accounting for income taxes requires the Company to exercise judgment in evaluating uncertain tax positions taken by the Company. The Company accounts for uncertainty in income taxes in

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accordance with US GAAP. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, changes in regulatory tax laws, or interpretation of those tax laws, or expiration of statutes of limitation. The Company recognizes potential penalties and interest related to unrecognized tax benefits within its statements of earnings as selling, general and administrative expenses and interest expense, respectively. To the extent penalties and interest are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of selling, general and administrative expenses and interest expense, respectively. See Note 17. Income Taxes for more information.

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

        The following summarizes the shares of common stock used to calculate diluted earnings per share including the impact of stock options, restricted stock and restricted share units:

	Year Ended
	December 31, 2010	December 25, 2009	December 26, 2008
Weighted average shares outstanding—basic	32,998,352	32,503,306	32,396,764
Dilutive shares resulting from:
Stock options	380,056	163,463	102,383
Restricted stock	—	311	2,088
Restricted share units	407,477	241,430	72,317

Weighted average shares outstanding—diluted	33,785,885	32,908,510	32,573,552

        During 2010, 2009 and 2008, options to purchase 1,649,470 shares, 2,693,002 shares, and 2,197,830 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because the exercise prices of those options are greater than the average market value of common stock and the effect would be anti-dilutive.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information

        The Company has one operating segment and, therefore, one reportable segment, the distribution of MRO products. The Company's revenues and assets outside the United States are not significant. The Company's net sales by product category were as follows (in thousands):

	Year Ended
Product Category(1)	December 31, 2010	December 25, 2009	December 26, 2008
Janitorial and sanitation	$308,958	$292,308	$280,332
Plumbing	266,252	269,660	320,016
Heating, ventilation and air conditioning	127,194	110,283	123,645
Hardware, tools and fixtures	120,771	122,376	134,475
Electrical and lighting	69,983	73,507	91,795
Appliances and parts	62,372	60,602	61,212
Security and safety	60,549	61,045	70,789
Other	70,910	69,497	113,399

Total	$1,086,989	$1,059,278	$1,195,663

(1)
During 2010, the Company implemented a new product information management system. In conjunction with this implementation, the Company went through a robust product identification process and, as a result, realigned stock keeping units within product categories. Therefore, prior periods in this table have been recast to be consistent with current year presentation.

3. ACQUISITION

        On October 29, 2010, Interline New Jersey acquired substantially all of the assets and a portion of the liabilities of CleanSource, Inc. ("CleanSource") for $54.6 million in cash and an earn-out of up to $5.5 million in cash over two years. As of December 31, 2010, the fair value of the earn-out, per the valuation performed in accordance with ASC 805-10, Business Combinations, was $4.0 million. CleanSource, which is headquartered in San Jose, California, is a large regional distributor of JanSan supplies. CleanSource offers over 4,000 products and primarily serves institutional facilities in the healthcare and education markets, as well as building services contractors. This acquisition represents a geographical expansion of the Company's JanSan offering to the West Coast of the United States.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

3. ACQUISITION (Continued)

        The following table summarizes the preliminary allocation of the purchase price to the CleanSource assets acquired and liabilities assumed at estimated fair values (in thousands):

Accounts receivable	$13,451
Inventory	7,026
Other current assets	1,410
Property and equipment	2,357
Goodwill	22,251
Intangible assets	17,100
Other assets	120

Total assets acquired	63,715
Current liabilities	6,320
Other liabilities	2,855

Total liabilities assumed	9,175

Net assets acquired	$54,540

        This acquisition was treated as a purchase and sale of assets for Federal income tax purposes. Accordingly, the $22.3 million of goodwill is expected to be deductible for tax purposes. Recorded goodwill is the result of discounted expected future cash flows not related to identifiable assets.

        Of the $17.1 million of acquired intangible assets, $4.1 million was assigned to registered trademarks that are not subject to amortization as the Company believes these intangible assets have indefinite lives. The remaining $13.0 million of acquired intangible assets consists of customer relationships and have a weighted-average useful life of approximately 22 years.

        Net sales and net income for the year ended December 31, 2010 of $18.6 million and $0.1 million are included in the Statement of Earnings relating to CleanSource for the period October 29, 2010 through December 31, 2010. If the acquisition of CleanSource had occurred on December 27, 2008, revenue would have been $1,183.4 million and $1,176.0 million for the years ended December 31, 2010 and December 25, 2009, respectively, and net income would have been $29.9 million and $27.1 million for the years ended December 31, 2010 and December 25, 2009, respectively.

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

        There were no restructuring charges related to these various initiatives in 2010 and no additional charges are expected. There were restructuring charges related to these initiatives of $4.6 and $2.3 million during 2009 and 2008, respectively, which are included as part of selling, general and

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

4. RESTRUCTURING AND ACQUISITION ACCRUALS (Continued)

administrative expenses in the Company's statement of earnings. The following table summarizes the changes to accruals recorded in connection with the Company's restructuring, which are included in accrued expenses and other current liabilities (in thousands):

	Employee Separation Costs	Facility Closing and Other Costs	Total
Balance at December 26, 2008	$330	$844	$1,174
Provisions	1,472	3,140	4,612
Payments	(1,625)	(2,660)	(4,285)

Balance at December 25, 2009	177	1,324	1,501
Payments	(73)	(781)	(854)
Adjustments(1)	(104)	(68)	(172)

Balance at December 31, 2010	$—	$475	$475

(1)
Adjustments reflect a change in estimate of remaining liabilities for employee separation and facility closing and other costs.

Acquisition Accruals

        The following table summarizes the changes to reserves recorded in connection with the Company's business combinations (in thousands):

	Employee Severance and Relocation	Facility Closing and Other Costs	Total
Balance at December 26, 2008	$95	$1,982	$2,077
Payments	—	(670)	(670)
Write-offs	(40)	(1,148)	(1,188)
Additions to reserve	—	1,176	1,176

Balance at December 25, 2009	55	1,340	1,395
Payments	(11)	(39)	(50)
Write-offs	—	(384)	(384)

Balance at December 31, 2010	$44	$917	$961

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

5. ACCOUNTS RECEIVABLE (Continued)

        The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Year Ended	Balance at Beginning of Year	Charged to Expense(1)	Deductions(2)	Balance at End of Year
December 26, 2008	$7,268	$6,711	$(1,839)	$12,140
December 25, 2009(3)	$12,140	$10,522	$(9,687)	$12,975
December 31, 2010(3)	$12,975	$5,699	$(9,586)	$9,088

(1)
Expense for 2009 includes a $3.0 million charge associated with a customer seeking Chapter 11 bankruptcy protection.

(2)
Accounts receivable written-off as uncollectible, net of recoveries.

(3)
During 2009 and 2010, the Company performed detailed reviews of its accounts receivable deemed uncollectible. Based on those reviews, the Company increased the number of accounts written-off. The majority of the accounts receivable deemed uncollectible had been fully reserved for in prior years.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets consisted of the following as of December 31, 2010 and December 25, 2009 (in thousands):

	December 31, 2010	December 25, 2009
Vendor rebates receivable	$14,968	$10,792
Prepaid insurance	2,426	2,217
Prepaid rent	2,020	1,882
Other	9,402	3,661

	$28,816	$18,552

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

7. PROPERTY AND EQUIPMENT

        Major classifications of property and equipment as of December 31, 2010 and December 25, 2009 were as follows (in thousands):

	December 31, 2010	December 25, 2009
Land	$400	$400
Building	9,262	9,262
Machinery and equipment	98,508	95,100
Office furniture and equipment	13,110	7,863
Vehicles	4,078	2,534
Leasehold improvements	17,313	14,927

	142,671	130,086
Less: Accumulated depreciation and amortization	(88,125)	(83,282)

	$54,546	$46,804

        Depreciation and amortization expense, including amounts for assets under capital leases, was $14.7 million, $13.2 million, and $11.6 million for 2010, 2009 and 2008, respectively.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

        Changes to goodwill during 2010 and 2009 were as follows (in thousands):

Balance at December 26, 2008	$317,117
Acquired goodwill	1,881
Purchase price adjustments	8

Balance at December 25, 2009	319,006
Acquired goodwill	22,395
Purchase price adjustments	(233)

Balance at December 31, 2010	$341,168

        The acquired goodwill in 2010 primarily relates to the Company's acquisition of CleanSource, Inc. in October 2010. The acquired goodwill during 2009 primarily relates to purchase price adjustments from the acquisition of Eagle Maintenance Supply, Inc. ("Eagle") in August 2008.

        Purchase price adjustments in 2010 relate to the revision of the liability for exit activities associated with the Eagle acquisition, net of related adjustments to deferred taxes. Purchase price adjustments during 2009 relate primarily to the write-off of unused acquisition accruals created for the estimated loss on property and equipment and operating leases associated with the Barnett, Inc. ("Barnett") and AmSan LLC ("AmSan") acquisitions, net of related adjustments to deferred taxes for these write-offs.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

8. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of December 31, 2010 and December 25, 2009 were as follows (in thousands):

December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	$65,221	$5,568	$59,653
Customer relationships	110,562	38,885	71,677
Non-compete agreements	2,832	2,785	47
Deferred debt issuance costs	10,378	193	10,185

Total	$188,993	$47,431	$141,562

December 25, 2009
Trademarks	$61,121	$5,568	$55,553
Customer relationships	97,562	33,013	64,549
Non-compete agreements	2,762	2,748	14
Deferred debt issuance costs	8,591	3,872	4,719

Total	$170,036	$45,201	$124,835

        The amortization of deferred debt issuance costs, recorded as a component of interest expense, was $1.1 million in each of 2010, 2009 and 2008. The write-off of deferred debt issuance costs totaled $3.9 million, $0.9 million and $0.1 million in 2010, 2009 and 2008, respectively, related to the extinguishment of debt.

        Amortization expense on other intangible assets was $5.9 million, $6.0 million, and $5.8 million for 2010, 2009 and 2008, respectively. Expected amortization expense on other intangible assets (excluding deferred debt issuance costs which will vary depending upon debt payments) for each of the five succeeding fiscal years is expected to be as follows (in thousands):

Fiscal Year	Future Estimated Amortization
2011	$6,402
2012	$6,280
2013	$6,246
2014	$6,231
2015	$6,210

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consisted of the following as of December 31, 2010 and December 25, 2009 (in thousands):

	December 31, 2010	December 25, 2009
Accrued compensation and benefits	$17,168	$12,671
Accrued sales tax	4,573	3,184
Purchase card payable(1)	2,222	5,693
Other	21,218	20,167

	$45,181	$41,715

(1)
Purchase card payable is comprised of trade vendor invoices that were paid pursuant to a purchase card agreement with a third-party intermediary. The Company has a purchase card agreement with a third-party intermediary whereby the third-party intermediary pays the trade vendor invoices in accordance with the terms agreed to by the vendor and the Company. The third-party intermediary bills the Company for amounts disbursed on a monthly basis. As a result, there could be an outstanding payable due to the third-party intermediary at any period end. The net activity in purchase card payable is shown as cash flows from financing activities. In addition, the Company received a rebate from the third-party intermediary based on the volume of transactions administered by the third-party intermediary totaling $0.5 million, $0.5 million, and $0.6 million during 2010, 2009 and 2008, respectively.

10. DEBT

        Long-term debt consisted of the following as of December 31, 2010 and December 25, 2009 (in thousands):

	December 31, 2010	December 25, 2009
Note payable	$—	$1,590
Term loans	—	154,225
7.00% Notes	300,000	—
8 1/8% Notes, net of unamortized discount of $0 as of December 31, 2010 and $818 as of December 25, 2009	13,358	149,863

	313,358	305,678
Less: Current portion	(13,358)	(1,590)

	$300,000	$304,088

        In April 2003, Interline New Jersey issued a non-recourse note payable in the principal amount of $3.3 million for the purchase of an investment. During 2009 and 2008, in accordance with the terms of the note, the Company used part of the capital distributed by the investment to pay down $0.7 million and $1.0 million of the note, respectively. This note, which was secured only by the investment and bore interest at a rate of 4.0% per annum, was paid in full upon its maturity in June 2010.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

10. DEBT (Continued)

        In June 2006, Interline New Jersey completed a series of refinancing transactions: (1) an offering of $200.0 million of 8 1/8% senior subordinated notes due 2014 (the "8 1/8% Notes") and (2) entering into a $330.0 million bank credit facility. The bank credit facility consisted of a $100.0 million 7-year term loan, a $130.0 million 7-year delayed draw term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million was available in the form of letters of credit.

        The 8 1/8% Notes were priced at 99.3% of their principal amount, or $198.6 million, representing a yield to maturity of 8 1/4%. The discount of $1.4 million was being amortized over the term of the 8 1/8% Notes. The amortization of the discount, recorded as a component of interest expense, was $0.1 million in 2010, 2009 and 2008. Debt issuance costs capitalized in connection with the 8 1/8% Notes were $5.8 million. In 2009 and 2008, the Company repurchased $36.4 million and $12.9 million, respectively, of the 8 1/8% Notes. The 2009 repurchase was made at an average of 93.8% of par, or $34.2 million and the 2008 repurchase was made at 77 3/8% of par, or $10.0 million. In connection with the repurchases of the 8 1/8% Notes, the Company recorded a gain on the extinguishment of debt of $1.8 million during 2009, net of $0.5 million in deferred financing costs written-off, and $2.8 million during 2008, net of $0.1 million in deferred financing costs written-off. As of December 31, 2010, there was $13.4 million in outstanding 8 1/8% Notes. In November 2010, as part of the refinancing transactions described below, the Company redeemed $137.3 million of the 8 1/8% Notes. The remaining $13.4 million of the 8 1/8% Notes were redeemed on January 3, 2011. The 8 1/8% Notes were redeemed at an average price of 104.256% of par. As of December 25, 2009, there was $150.7 million in outstanding 8 1/8% Notes with an estimated fair market value of $151.4 million, or 100.5% of par.

        Borrowings under the term loan, the delayed draw facility and the revolving credit facility bore interest, at Interline New Jersey's option, at either LIBOR plus 1.75% or at the alternate base rate, which was the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus 0.75%. As of December 25, 2009, the interest rate in effect with respect to the term loan and the delayed draw facility was 2.02% for the LIBOR option and 4.00% for the alternate base rate option. Outstanding letters of credit under the revolving credit facility were subject to a per annum fee equal to the applicable margin under the revolving credit facility. The interest rate margin was subject to pricing adjustments at the end of each fiscal quarter based on the ratio of net total indebtedness to adjusted consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined by the credit facility. Debt issuance costs capitalized in connection with the term loan, the delayed draw facility and the revolving credit facility were $3.9 million. In November 2010, Interline New Jersey paid off the term loan facility as part of the refinancing transactions described below. As of December 25, 2009, the fair value of term loans was estimated using a discounted cash flow analysis based on borrowing rates available to companies with similar credit ratings for loans with similar terms and maturity. The carrying amount and fair value of the term loans as of December 25, 2009 was $154.2 million and $145.8 million, respectively.

        In November 2010, Interline New Jersey completed a series of refinancing transactions: (1) an offering of $300.0 million of 7.00% senior subordinated notes due 2018 (the "7.00% Notes") and (2) entering into a $225.0 million asset-based revolving credit facility (the "ABL Facility"). The proceeds from the 7.00% Notes were used to redeem $137.3 million of the 8 1/8% Notes and to repay the indebtedness under the prior credit facility. In connection with the redemption of the 8 1/8% Notes and the repayment of the prior credit facility, Interline New Jersey recorded a loss on early extinguishment of debt of $11.5 million. The loss was comprised of $6.9 million in tender premiums

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

10. DEBT (Continued)

and transaction costs associated with the redemption of the 8 1/8% Notes and a non-cash charge of $4.6 million in deferred financing costs and original issue discount written-off associated with the redemption of the 8 1/8% Notes and the repayment of the prior credit facility.

        The 7.00% Notes were priced at 100% of their principal amount. As of December 31, 2010, the estimated fair value of the 7.00% Notes was $304.5 million, or 101.5% of par. The 7.00% Notes mature on November 15, 2018 and interest is payable on May 15 and November 15 of each year, beginning on May 15, 2011. Debt issuance costs capitalized in connection with the 7.00% Notes were $6.9 million.

        The 7.00% Notes are generally unsecured, senior subordinated obligations of Interline New Jersey that rank equal to all of Interline New Jersey's existing and future senior subordinated indebtedness, junior to all of Interline New Jersey's existing and future senior indebtedness, including indebtedness under the ABL Facility, and senior to any of Interline New Jersey's existing and future obligations that are, by their terms, expressly subordinated in right of payment to the 7.00% Notes. The 7.00% Notes are unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by the Company and Interline New Jersey's existing and future domestic subsidiaries that guarantee the ABL Facility (collectively the "Guarantors"). The Guarantors have issued guarantees (each a "Guarantee" and collectively, the "Guarantees") of Interline New Jersey's obligations under the 7.00% Notes and the Indenture on an unsecured senior subordinated basis. Each Guarantee ranks equal in right of payment with all of the Guarantors' existing and future senior subordinated indebtedness, junior to all of the Guarantors' existing and future senior indebtedness, including guarantees of the ABL Facility, and senior to all of the Guarantors' existing and future obligations that are, by their terms, expressly subordinated in right of payment to the Guarantees. The 7.00% Notes are not guaranteed by any of Interline New Jersey's foreign subsidiaries.

        Interline New Jersey has the option to redeem the 7.00% Notes prior to November 15, 2013 at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the date of redemption. At any time on or after November 15, 2013, Interline New Jersey may redeem some or all of the 7.00% Notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest. At any time prior to November 15, 2013, Interline New Jersey may, from time to time, redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds received by Interline New Jersey from certain equity offerings at a price equal to 107.000% of the principal amount of the 7.00% Notes redeemed, plus accrued and unpaid interest and additional interest, if any, to the redemption date, provided that the redemption occurs within 90 days of the closing date of such equity offering, and at least 65% of the aggregate principal amount of the 7.00% Notes remain outstanding immediately thereafter.

        The Indenture governing the 7.00% Notes contains covenants limiting, among other things, the ability of Interline New Jersey and its restricted subsidiaries to incur additional indebtedness; pay dividends on their capital stock or redeem, repurchase or retire their capital stock; make certain investments; create restrictions on the payment of dividends or other amounts from Interline New Jersey's restricted subsidiaries to Interline New Jersey; and consolidate, merge or transfer assets. These covenants are subject to a number of important exceptions and qualifications.

        The ABL Facility provides for revolving credit financing of up to $225.0 million subject to borrowing base availability, with a maturity of five years, including sub-facilities for letters of credit, not exceeding $40.0 million, and swingline loans. In addition, the ABL Facility provides that the revolving

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

10. DEBT (Continued)

commitments may be increased to $325.0 million, subject to certain terms and conditions. The ABL Facility has a 5-year term and any borrowings outstanding will be due and payable in full on November 15, 2015. Debt issuance costs capitalized in connection with the ABL Facility were $3.5 million.

        The borrowing base at any time equals the sum (subject to certain eligibility requirements, reserves and other adjustments) of:

  •
  85% of eligible trade receivables, and

  •
  the lesser of (x) 65% of eligible inventory, valued at the lower of cost or market, and (y) 85% of the net orderly liquidation value of eligible inventory.

        The ABL Facility includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as swingline loans. All borrowings under the ABL Facility will be subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties.

        Borrowings under the ABL Facility bear interest, at Interline New Jersey's option, at adjusted LIBOR or an alternate base rate, in each case plus an applicable margin. The applicable margin will initially be equal to 2.50% per annum for loans bearing interest by reference to adjusted LIBOR and 1.50% per annum for loans bearing interest by reference to the alternate base rate and, after the delivery of certain financial reports following the first full fiscal quarter ending after the closing date, will be adjusted quarterly by reference to a grid based on average availability under the ABL Facility.

        In addition, Interline New Jersey will be required to pay each lender a commitment fee at a rate equal to 0.50% per annum, in respect of any unused commitments if the average utilization under the ABL Facility during the preceding calendar quarter is 50% or higher, and equal to 0.625% if the average utilization under the ABL Facility during the preceding calendar quarter is less than 50%.

        During any period after the occurrence and continuance of an event of default (and continuing for a certain period of time thereafter), or after availability under the ABL Facility is less than the greater of (i) $35.0 million and (ii) 17.5% of the total revolving commitments at such time (and continuing for a certain period of time thereafter), the ABL Facility will, subject to exceptions, require mandatory prepayments, but not permanent reductions of commitments, and subject to a right of reinvestment, in amounts equal to 100% of the net cash proceeds from permitted non-ordinary-course asset sales and casualty and condemnation events, as well as from any equity issuance or incurrence of debt not otherwise permitted under the ABL Facility. In addition, Interline New Jersey is required to pay down loans under the ABL Facility if the total amount of outstanding obligations thereunder exceeds the lesser of the aggregate amount of the revolving commitments thereunder and the applicable borrowing base. Interline New Jersey may prepay loans and permanently reduce commitments under the ABL Facility at any time in certain minimum principal amounts, without premium or penalty (except LIBOR breakage costs, if applicable).

        Borrowings under the ABL Facility are guaranteed by the Guarantors and are secured by first-priority liens on substantially all of the assets of Interline New Jersey and the Guarantors.

        The ABL Facility requires that if excess availability is less than the greater of (a) 12.5% of the commitments and (b) $28.1 million, Interline New Jersey must comply with a minimum fixed charge

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

10. DEBT (Continued)

coverage ratio test of 1.00:1.00 and certain other covenants. In addition, the ABL Facility includes negative covenants that, subject to significant exceptions, limit Interline New Jersey's ability and the ability of the Guarantors to, among other things, incur debt, incur liens and engage in sale leaseback transactions, make investments and loans, pay dividends, engage in mergers, acquisitions and asset sales, prepay certain indebtedness, amend the terms of certain material agreements, enter into agreements limiting subsidiary distributions, engage in certain transactions with affiliates and alter the business that Interline New Jersey conducts.

        The ABL Facility contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the ABL Facility to be in full force and effect and changes of control. If such an event of default occurs, the lenders under the ABL Facility would be entitled to take various actions, including the acceleration of amounts due under the ABL Facility and all actions permitted to be taken by a secured creditor.

        The debt instruments of Interline New Jersey, primarily the ABL Facility and the indenture governing the terms of the 7.00% Notes, contain significant restrictions on the payment of dividends and distributions to the Company by Interline New Jersey. The ABL facility allows Interline New Jersey to pay dividends, make distributions to the Company or repurchase its shares from the Company in an aggregate amount not to exceed $25.0 million during any 12-month period, so long as there is no default and Interline New Jersey meets certain availability requirements. Only if these conditions are met and, in addition, Interline New Jersey's fixed charge coverage ratio is at least 1.20 to 1.00, is there no cap on Interline New Jersey's ability to pay dividends and repurchase its shares. In addition, ordinary course distributions for overhead (up to $3.0 million annually) and taxes are permitted, as are annual payments of up to $7.5 million in respect of the Company's stock option or other benefit plans for management or employees. The indenture for the 7.00% Notes generally restricts the ability of Interline New Jersey to pay distributions to the Company and to make advances to, or investments in, the Company to an amount equal to 50% of the net income of Interline New Jersey since July 2006, plus an amount equal to the net proceeds from certain equity issuances, subject to compliance with a leverage ratio and no default having occurred and continuing. The indenture also contains certain permitted exceptions including (1) allowing the Company to pay its franchise taxes and other fees required to maintain its corporate existence, to pay for general corporate and overhead expenses and to pay expenses incurred in connection with certain financing, acquisition or disposition transactions, in an aggregate amount not to exceed $15.0 million per year; (2) allowing certain tax payments; and (3) allowing other distributions in an aggregate amount not to exceed the greater of $85.0 million or 8.5% of total assets of Interline Brands New Jersey and its restricted subsidiaries, provided there is no default.

        Interline New Jersey and the Company were in compliance with all covenants as of December 31, 2010 and December 25, 2009.

        As of December 31, 2010 and December 25, 2009, Interline New Jersey had $169.8 million and $24.3 million available under its respective revolving credit facilities. There were no borrowings under the respective revolving credit facilities as of December 31, 2010 and December 25, 2009. Total letters of credit issued under the respective revolving credit facilities as of December 31, 2010 and December 25, 2009 were $7.9 million and $9.5 million, respectively.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

10. DEBT (Continued)

        The maturities of long-term debt subsequent to December 31, 2010 are as follows (in thousands):

Fiscal Year
2011	$13,358
2012	—
2013	—
2014	—
2015	—
Thereafter	300,000

$313,358

11. PREFERRED STOCK

        The Company has the authority to issue 20,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 2010 and December 25, 2009 there were no preferred shares issued or outstanding.

12. COMMON STOCK

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

        On March 16, 2010, the Company and the Rights Agent entered into an amendment (the "Amendment") to the Rights Agreement. Pursuant to the Amendment, the Final Expiration Date of the Rights (each as defined in the Rights Agreement) was advanced from the close of business on March 22, 2012 to the close of business on March 17, 2010. As a result of the Amendment, as of the close of business on March 17, 2010, the Rights were no longer outstanding or exercisable and the Rights Agreement was effectively terminated and of no further force and effect.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

13. SHARE-BASED COMPENSATION (Continued)

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

	Year Ended
	December 31, 2010	December 25, 2009	December 26, 2008
Expected volatility	41.5%	43.0%	33.6%
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	2.4%	2.1%	2.9%
Expected life (in years)	5.0	5.0	5.0

        The weighted average fair value per option of stock options granted during 2010, 2009 and 2008 was $7.21, $3.49 and $6.64, respectively.

        A summary of stock option activity for the year ended December 31, 2010 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Outstanding at December 25, 2009	3,593,360	$17.53
Granted	292,473	18.28
Exercised	(673,817)	15.97
Forfeited or expired	(264,825)	21.55

Outstanding at December 31, 2010	2,947,191	$17.60	4.4	$16,660

Vested or expected to vest at December 31, 2010	2,931,758	$17.62	4.4	$16,527

Exercisable at December 31, 2010	2,113,153	$18.62	4.1	$10,200

(1)
The aggregate intrinsic value represents the amount by which the fair value of the underlying stock at period end exceeds the stock option exercise price.

        The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all stock options exercised during 2010, 2009 and 2008 was $2.6 million, $0.2 million and $0.1 million, respectively. Proceeds from stock options exercised during 2010, 2009 and 2008 were $10.8 million, $1.0 million and $0.7 million, respectively. As of December 31, 2010, there was $3.0 million of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 2.1 years.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

13. SHARE-BASED COMPENSATION (Continued)

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

13. SHARE-BASED COMPENSATION (Continued)

        A summary of restricted stock, RSUs and DSUs for the year ended December 31, 2010 is presented below:

	Restricted Stock		Restricted Share Units		Deferred Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 25, 2009	10,350	$23.49	452,376	$8.69	68,310	$18.66
Granted	—	—	244,521	18.61	24,824	20.95
Vested	(2,300)	22.27	(19,548)	21.92	—	—
Forfeited	—	—	(17,773)	7.89	—	—

Outstanding at December 31, 2010	8,050	$23.84	659,576	$12.06	93,134	$19.27

        The total fair value of restricted stock vested during 2010, 2009 and 2008 was less than $0.1 million, $0.1 million and $1.1 million, respectively. The total fair value of RSUs vested during 2010, 2009 and 2008 was $0.3 million, $0.1 million and $2.4 million, respectively. As of December 31, 2010, there was $5.2 million of total unrecognized compensation cost related to unvested restricted stock, RSUs and DSUs. The cost is expected to be recognized over a weighted-average period of 1.1 years.

14. EMPLOYEE BENEFIT PLANS

401(k) Plan

        The Company has qualified profit sharing plans under Section 401(k) of the Internal Revenue Code. Pursuant to the 401(k) plan, the Company historically matched employee contributions at a rate of 50% of the first 5% up to the statutory maximum of $5,500 per employee. During 2009, the Company halted matching contributions to the 401(k) plan except for contributions made by employees acquired through the acquisition of Eagle Maintenance Supply, Inc. The 401(k) employer match was resumed at the beginning of 2010 at a revised match rate of 25% of the first 5% contributed. Company contributions to the 401(k) plans were $1.0 million, $0.2 million, and $2.1 million for 2010, 2009 and 2008, respectively.

Supplemental Executive Retirement Plan

        As a result of the AmSan acquisition, the Company has a supplemental executive retirement plan ("AmSan SERP"). The AmSan SERP is a nonqualified plan that covers three retired AmSan employees. Service cost, interest expense and cash benefits paid for the AmSan SERP for 2010, 2009 and 2008 were immaterial. The projected and accumulated benefit obligation for the AmSan SERP as of December 31, 2010 and December 25, 2009 was $0.4 million and $0.5 million, respectively, and is included in other liabilities on the Company's consolidated balance sheet. The Company does not fund this liability and no assets are held by the AmSan SERP. Benefit payments expected to be paid under the AmSan SERP are less than $0.1 million in years 2011 through 2015 and $0.1 million thereafter for a total of $0.5 million.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

14. EMPLOYEE BENEFIT PLANS (Continued)

        The Company has one whole-life insurance policy for each AmSan employee covered by the AmSan SERP. The cash surrender value of these policies as of December 31, 2010 and December 25, 2009 was $0.6 million and $0.5 million, respectively, and is included in other assets on the Company's consolidated balance sheet.

Deferred Compensation Plan

        As a result of the AmSan acquisition, the Company has a nonqualified deferred compensation plan ("AmSan DCP"). Contributions and interest expense for the AmSan DCP for 2010, 2009 and 2008 were immaterial. Payments under the AmSan DCP were immaterial during 2010, 2009 and 2008. The liability for the AmSan DCP as of December 31, 2010 and December 25, 2009 was $0.1 million and $0.2 million, respectively, and is included in other liabilities on the Company's consolidated balance sheet. The Company does not fund this liability and no assets are held by the AmSan DCP. Benefit payments, including interest, expected to be paid under the AmSan DCP total $0.2 million over seven years.

15. COMMITMENTS AND CONTINGENCIES

Lease Commitments

        The Company leases its facilities under operating and capital leases expiring at various dates through 2019. Minimum future rental payments under these operating and capital leases as of December 31, 2010 are as follows (in thousands):

Fiscal Year	Operating	Capital
2011	$23,473	$695
2012	19,185	552
2013	14,903	367
2014	12,474	79
2015	11,625	10
Thereafter	21,452	—

Total payments	$103,112	1,703

Less: Amount representing interest		(190)

Present value of minimum lease payments		1,513
Less: Current portion		(607)

Long term portion		$906

        In connection with the July 2005 acquisition of CCS Enterprises, Inc. ("Copperfield"), the Company leases an office building from an entity in which an employee and his family hold an ownership interest. This lease was amended in November 2005 and extended on November 30, 2010, for an additional 64-month term. Minimum annual rent payable under this lease is $0.1 million, plus all real estate taxes and assessments, and all operating costs related to the building. The Company believes that the terms of the lease are no less favorable than could be obtained from an unaffiliated party. The total rent expense for this lease was $0.2 million for 2010, 2009 and 2008.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

15. COMMITMENTS AND CONTINGENCIES (Continued)

        In connection with the AmSan acquisition, the Company leases two properties from entities in which employees and their families hold an ownership interest. These leases expire on January 31, 2013 and December 31, 2013, respectively. Minimum annual rent payable under these leases is $0.5 million, including all real estate taxes and assessments, plus all operating costs related to the properties. The Company believes that the terms of these leases are no less favorable than could be obtained from unaffiliated parties. The total rent expense for leases with affiliated parties resulting from the AmSan acquisition was $0.5 million for 2010, $0.6 million for 2009 and $1.3 million for 2008.

        Rent expense under all operating leases was $33.2 million, $33.8 million, and $34.9 million, for 2010, 2009 and 2008, respectively. Certain of the leases provide that the Company pays taxes, insurance and other operating expenses applicable to the leased premises.

Employment Agreements

        The Company has employment agreements with various expiration dates through 2012 with certain officers and employees, unless terminated earlier by the Company, at combined salaries of $6.4 million, plus bonuses and subject to adjustments.

Contingent Liabilities

        As of December 31, 2010 and December 25, 2009, the Company was contingently liable for unused letters of credit aggregating $7.9 million and $9.5 million, respectively.

Legal Proceedings

        The Company is involved in various legal proceedings in the ordinary course of its business that are not anticipated to have a material adverse effect on the Company's results of operations or financial position.

16. INTEREST AND OTHER INCOME

        Interest and other income consisted of the following during 2010, 2009 and 2008 (in thousands):

	Year Ended
	December 31, 2010	December 25, 2009	December 26, 2008
Interest income	$138	$215	$1,105
Other income	1,624	1,499	1,093

	$1,762	$1,714	$2,198

17. INCOME TAXES

        The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2008 and is no longer subject to state and local, or foreign income tax examinations by tax authorities for years before 2005.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

17. INCOME TAXES (Continued)

        The provision (benefit) for income taxes for 2010, 2009 and 2008, is as follows (in thousands):

	Year Ended
	December 31, 2010	December 25, 2009	December 26, 2008
Current:
Federal	$12,979	$9,332	$21,475
State	3,083	1,843	3,361
Foreign	263	214	469

	16,325	11,389	25,305
Deferred:
Federal	2,640	5,181	(449)
State	141	538	(228)
Foreign	(277)	(35)	(3)

	2,504	5,684	(680)

	$18,829	$17,073	$24,625

        As of December 31, 2010, the approximate amount of earnings of foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was $13.2 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax impact if such earnings were not permanently reinvested.

        The Company has foreign tax credits in the amount of $2.1 million which may be used to offset future foreign source income taxable in the U.S. If not used, the foreign tax credits will expire at the end of 2013.

        The components of income before income taxes for 2010, 2009 and 2008 were as follows (in thousands):

	Year Ended
	December 31, 2010	December 25, 2009	December 26, 2008
United States	$46,711	$42,446	$64,140
Foreign	39	715	1,318

Total	$46,750	$43,161	$65,458

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

17. INCOME TAXES (Continued)

        The reconciliation of the provision for income taxes at the federal statutory tax rate to the provision for income taxes for 2010, 2009 and 2008 is as follows:

	Year Ended
	December 31, 2010	December 25, 2009	December 26, 2008
Federal statutory tax rate	35.00%	35.00%	35.00%
State income taxes, net of federal benefit	4.24	4.17	4.03
Write-off of share-based compensation	0.49	0.56	—
Non-deductible expenses	0.46	0.46	0.37
Foreign income taxes	(0.06)	(0.16)	0.01
Tax exempt interest	(0.04)	(0.13)	(0.50)
Derecognition of uncertain tax positions	—	(0.22)	(1.21)
Other	0.19	(0.12)	(0.08)

	40.28%	39.56%	37.62%

        Deferred income taxes result primarily from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes. The components of the Company's deferred tax assets and liabilities as of December 31, 2010 and December 25, 2009 consist of the following (in thousands):

	December 31, 2010	December 25, 2009
Deferred tax assets:
Inventory	$7,587	$6,543
Share-based compensation	5,320	3,949
Bad debt reserves	2,900	3,425
Foreign tax credits	2,060	2,130
Lease incentive obligation	1,849	1,100
Accrued workers compensation	1,607	1,635
Deferred rent	1,313	882
Closing costs accrual	686	1,150
Other	2,021	2,001

Total deferred tax assets	25,343	22,815
Deferred tax liabilities:
Intangibles	(40,430)	(38,750)
Depreciation	(8,926)	(5,782)
Other	(2,651)	(2,193)

Total deferred tax liabilities	(52,007)	(46,725)

Net deferred tax liabilities	$(26,664)	$(23,910)

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

17. INCOME TAXES (Continued)

        A reconciliation of the gross beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 28, 2007	$1,785
Additions for tax positions taken during prior years	43
Settlements with taxing authorities	(1,508)

Balance at December 26, 2008	320
Additions for tax positions taken during prior years	18
Settlements with taxing authorities	(185)

Balance at December 25, 2009	153
Additions for tax positions taken during prior years	18
Settlements with taxing authorities	(3)

Balance at December 31, 2010	$168

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

        The Company does not anticipate that total unrecognized tax benefits will significantly change in the year ending December 30, 2011.

        During 2010, 2009 and 2008, the Company recognized less than $0.1 million in potential penalties and interest associated with uncertain tax positions. As of December 31, 2010 and December 25, 2009, the Company's liability for unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate was $0.1 million and $0.1 million, respectively, net of tax. As of December 31, 2010 and December 25, 2009, the Company had less than $0.1 million and $0.1 million, respectively, accrued for the potential payment of penalties and interest associated with uncertain tax positions, net of tax.

18. GUARANTOR SUBSIDIARIES

        The 7.00% Notes of Interline New Jersey (the "Subsidiary Issuer") are, and the 8 1/8% Notes of Interline New Jersey were, fully and unconditionally guaranteed, jointly and severally, on a subordinated basis by the Company (the "Parent Company") and all of Interline New Jersey's 100% owned domestic subsidiaries: Wilmar Holdings, Inc., Wilmar Financial, Inc., and Glenwood Acquisition (the "Guarantor Subsidiaries"). Effective December 25, 2009 and effective December 26, 2008, Eagle Maintenance Supply, Inc. and AmSan LLC were merged into Interline New Jersey, respectively. The guarantees by the subsidiary guarantors are senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior subordinated indebtedness and subordinated to any of their existing and future senior indebtedness.

        The Company is a holding company whose only asset is the stock of its subsidiaries. The Company conducts virtually all of its business operations through Interline New Jersey. Accordingly, the Company's only material sources of cash are dividends and distributions with respect to its ownership

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

18. GUARANTOR SUBSIDIARIES (Continued)

interests in Interline New Jersey that are derived from the earnings and cash flow generated by Interline New Jersey. Through December 31, 2010, no dividends have been paid.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

18. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2010
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$86,919	$62	$—	$86,981
Short-term investments	—	100	—	—	100
Accounts receivable—trade, net	—	122,619	—	—	122,619
Inventory	—	203,269	—	—	203,269
Intercompany receivable	—	—	144,759	(144,759)	—
Other current assets	—	48,278	5	—	48,283

Total current assets	—	461,185	144,826	(144,759)	461,252
Property and equipment, net	—	54,546	—	—	54,546
Goodwill	—	341,168	—	—	341,168
Other intangible assets, net	—	141,562	—	—	141,562
Investment in subsidiaries	496,232	149,446	—	(645,678)	—
Other assets	—	2,542	6,539	—	9,081

Total assets	$496,232	$1,150,449	$151,365	$(790,437)	$1,007,609

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$96,878	$—	$—	$96,878
Accrued expenses and other current liabilities	—	46,933	1,919	—	48,852
Intercompany payable	—	144,759	—	(144,759)	—
Debt and capital lease—current	—	13,965	—	—	13,965

Total current liabilities	—	302,535	1,919	(144,759)	159,695
Long-Term Liabilities:
Debt and capital lease—long-term	—	300,906	—	—	300,906
Other liabilities	—	50,776	—	—	50,776

Total liabilities	—	654,217	1,919	(144,759)	511,377
Senior preferred stock	—	871,014	—	(871,014)	—
Stockholders' equity (deficit)	496,232	(374,782)	149,446	225,336	496,232

Total liabilities and stockholders' equity	$496,232	$1,150,449	$151,365	$(790,437)	$1,007,609

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

18. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 25, 2009
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$98,487	$736	$—	$99,223
Short-term investments	—	1,479	—	—	1,479
Accounts receivable—trade, net	—	117,361	2,644	(1)	120,004
Inventory	—	171,063	2,359	—	173,422
Intercompany receivable	—	—	130,370	(130,370)	—
Other current assets	—	34,826	185	—	35,011

Total current assets	—	423,216	136,294	(130,371)	429,139
Property and equipment, net	—	46,619	185	—	46,804
Goodwill	—	312,252	6,754	—	319,006
Other intangible assets, net	—	122,457	2,378	—	124,835
Investment in subsidiaries	451,735	150,593	—	(602,328)	—
Other assets	—	2,285	6,769	—	9,054

Total assets	$451,735	$1,057,422	$152,380	$(732,699)	$928,838

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$85,983	$—	$(1)	$85,982
Accrued expenses and other current liabilities	—	42,308	1,742	—	44,050
Intercompany payable	—	130,370	—	(130,370)	—
Debt and capital lease—current	—	1,812	—	—	1,812

Total current liabilities	—	260,473	1,742	(130,371)	131,844
Long-Term Liabilities:
Debt and capital lease—long-term	—	304,092	—	—	304,092
Other liabilities	—	41,122	45	—	41,167

Total liabilities	—	605,687	1,787	(130,371)	477,103
Senior preferred stock	—	757,355	—	(757,355)	—
Stockholders' equity (deficit)	451,735	(305,620)	150,593	155,027	451,735

Total liabilities and stockholders' equity	$451,735	$1,057,422	$152,380	$(732,699)	$928,838

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

18. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2010
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$1,086,989	$—	$—	$1,086,989
Cost of sales	—	672,745	—	—	672,745

Gross profit	—	414,244	—	—	414,244
Operating Expenses:
Selling, general and administrative expenses	—	334,827	30	(16,037)	318,820
Depreciation and amortization	—	20,240	—	—	20,240
Other operating income	—	—	(16,037)	16,037	—
Equity earnings of subsidiaries	(27,921)	(12,868)	—	40,789	—

Total operating expense	(27,921)	342,199	(16,007)	40,789	339,060

Operating income	27,921	72,045	16,007	(40,789)	75,184
Loss on extinguishment of debt, net	—	(11,486)	—	—	(11,486)
Interest and other (expense) income, net	—	(19,973)	3,025	—	(16,948)

Income before income taxes	27,921	40,586	19,032	(40,789)	46,750
Provision for income taxes	—	12,665	6,164	—	18,829

Net income	27,921	27,921	12,868	(40,789)	27,921
Preferred stock dividends	—	(113,659)	—	113,659	—

Net income (loss) attributable to common stockholders	$27,921	$(85,738)	$12,868	$72,870	$27,921

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

18. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 25, 2009
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$1,040,885	$18,393	$—	$1,059,278
Cost of sales	—	653,817	11,510	—	665,327

Gross profit	—	387,068	6,883	—	393,951
Operating Expenses:
Selling, general and administrative expenses	—	311,240	4,897	—	316,137
Depreciation and amortization	—	17,955	625	—	18,580
Equity earnings of subsidiaries	(43,161)	(12,374)	—	55,535	—

Total operating expense	(43,161)	316,821	5,522	55,535	334,717

Operating income	43,161	70,247	1,361	(55,535)	59,234
Gain on extinguishment of debt, net	—	1,257	—	—	1,257
Interest and other (expense) income, net	—	(20,754)	19,311	(15,887)	(17,330)

Income before income taxes	43,161	50,750	20,672	(71,422)	43,161
Provision for income taxes	17,073	10,176	6,897	(17,073)	17,073

Net income	26,088	40,574	13,775	(54,349)	26,088
Preferred stock dividends	—	(97,119)	—	97,119	—

Net income (loss) attributable to common stockholders	$26,088	$(56,545)	$13,775	$42,770	$26,088

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

18. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2010
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$60,882	$(122)	$—	$60,760
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(17,729)	—	—	(17,729)
Purchase of short-term investments	—	(2,955)	—	—	(2,955)
Proceeds from sales and maturities of short-term investments	—	4,334	—	—	4,334
Purchase of businesses, net of cash acquired	—	(54,781)	—	—	(54,781)
Other	—	(131)	—	131	—

Net cash (used in) provided by investing activities	—	(71,262)	—	131	(71,131)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	(3,471)	—	—	(3,471)
Repayment of debt and capital lease obligations	—	(156,167)	—	—	(156,167)
Repayment of 8 1/8% senior subordinated notes	—	(137,323)	—	—	(137,323)
Payment of tender premiums and expenses	—	(6,338)	—	—	(6,338)
Proceeds from issuance of 7.00% senior subordinated notes	—	300,000	—	—	300,000
Payment of debt issuance costs	—	(10,378)	—	—	(10,378)
Other	—	11,661	131	(131)	11,661

Net cash (used in) provided by financing activities	—	(2,016)	131	(131)	(2,016)
Effect of exchange rate changes on cash and cash equivalents	—	145	—	—	145

Net (decrease) increase in cash and cash equivalents	—	(12,251)	9	—	(12,242)
Cash and cash equivalents at beginning of period	—	99,170	53	—	99,223

Cash and cash equivalents at end of period	$—	$86,919	$62	$—	$86,981

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

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

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, DECEMBER 25, 2009 AND DECEMBER 26, 2008

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a summary of our quarterly results of operations for 2010 and 2009 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2010
Net sales	$245,218	$270,154	$276,821	$294,796
Gross profit	95,147	101,567	104,830	112,700
Net income	5,570	9,091	11,512	1,748
Earnings Per Share(1):
Basic	$0.17	$0.28	$0.35	$0.05
Diluted	$0.17	$0.27	$0.34	$0.05
2009
Net sales	$256,793	$269,920	$277,948	$254,617
Gross profit	96,596	98,315	102,222	96,818
Net income	2,922	6,422	10,431	6,313
Earnings Per Share(1):
Basic	$0.09	$0.20	$0.32	$0.19
Diluted	$0.09	$0.20	$0.32	$0.19

(1)
Earnings per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter while earnings per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters' earnings per share may not equal the full-year earnings per share.

20. SUBSEQUENT EVENT

        On January 28, 2011, Interline New Jersey acquired substantially all of the assets and a portion of the liabilities of Northern Colorado Paper, Inc. ("NCP"). The purchase price is comprised of $9.5 million in cash and an earn-out of up to $0.3 million in cash over two years. The Company has not completed the allocation of the purchase price. NCP, which is headquartered in Greeley, Colorado, is a regional distributor of JanSan supplies, primarily serving institutional facilities in the healthcare, education and foodservice segments.