Form 10-Q
period 2011-04-01
INTERLINE BRANDS, INC./DE
filed 2011-05-09
CIK 1292900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 6, 2011, there were 33,356,761 shares of the registrant’s common stock outstanding (excluding 168,702 shares held in treasury), par value $0.01.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF APRIL 1, 2011 AND DECEMBER 31, 2010

(in thousands, except share and per share data)

	April 1,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$74,307	$86,981
Short-term investments	—	100
Accounts receivable - trade (net of allowance for doubtful accounts of $9,189 and $9,088)	132,383	122,619
Inventory	209,567	203,269
Prepaid expenses and other current assets	17,857	28,816
Income taxes receivable	1,000	2,086
Deferred income taxes	17,599	17,381
Total current assets	452,713	461,252

Property and equipment, net	56,380	54,546
Goodwill	344,017	341,168
Other intangible assets, net	140,247	141,562
Other assets	9,444	9,081
Total assets	$1,002,801	$1,007,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$94,553	$96,878
Accrued expenses and other current liabilities	39,329	45,181
Accrued interest	8,042	2,852
Income taxes payable	734	819
Current portion of long-term debt	—	13,358
Current portion of capital leases	607	607
Total current liabilities	143,265	159,695

Long-Term Liabilities:
Deferred income taxes	46,583	44,045
Long-term debt, net of current portion	300,000	300,000
Capital leases, net of current portion	719	906
Other liabilities	7,188	6,731
Total liabilities	497,755	511,377
Commitments and contingencies
Senior preferred stock; $0.01 par value, 20,000,000 authorized; none outstanding as of April 1, 2011 and December 31, 2010	—	—

Stockholders’ Equity:
Common stock; $0.01 par value, 100,000,000 authorized; 33,525,463 issued and 33,356,761 outstanding as of April 1, 2011 and 33,336,373 issued and 33,214,073 outstanding as of December 31, 2010	335	333
Additional paid-in capital	595,758	593,031
Accumulated deficit	(89,941)	(96,824)
Accumulated other comprehensive income	2,097	1,865
Treasury stock, at cost, 168,702 shares as of April 1, 2011 and 122,300 as of December 31, 2010	(3,203)	(2,173)
Total stockholders’ equity	505,046	496,232
Total liabilities and stockholders’ equity	$1,002,801	$1,007,609

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

THREE MONTHS ENDED APRIL 1, 2011 AND MARCH 26, 2010

(in thousands, except share and per share data)

	April 1,	March 26,
	2011	2010

Net sales	$297,417	$245,218
Cost of sales	186,476	150,071
Gross profit	110,941	95,147

Operating Expenses:
Selling, general and administrative expenses	88,087	77,229
Depreciation and amortization	5,752	4,751
Total operating expenses	93,839	81,980
Operating income	17,102	13,167

Interest expense	(6,096)	(4,353)
Interest and other income	407	424
Income before income taxes	11,413	9,238
Income taxes	4,530	3,668
Net income	$6,883	$5,570

Earnings Per Share:
Basic	$0.21	$0.17
Diluted	$0.20	$0.17

Weighted-Average Shares Outstanding:
Basic	33,356,472	32,674,154
Diluted	34,158,121	33,370,605

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED APRIL 1, 2011 AND MARCH 26, 2010

(in thousands)

	April 1,	March 26,
	2011	2010
Cash Flows from Operating Activities:
Net income	$6,883	$5,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,752	4,903
Amortization of debt issuance costs	337	255
Amortization of discount on 8 1/8% senior subordinated notes	—	37
Share-based compensation	1,265	774
Excess tax benefits from share-based compensation	(853)	(515)
Deferred income taxes	2,229	124
Provision for doubtful accounts	1,094	1,456
Loss on disposal of property and equipment	63	17

Changes in assets and liabilities which provided (used) cash, net of business acquired:
Accounts receivable - trade	(6,851)	(981)
Inventory	(1,446)	(3,311)
Prepaid expenses and other current assets	10,966	182
Other assets	(281)	249
Accounts payable	(4,854)	3,337
Accrued expenses and other current liabilities	(8,192)	329
Accrued interest	5,188	3,049
Income taxes	1,863	603
Other liabilities	335	(12)
Net cash provided by operating activities	13,498	16,066
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(5,427)	(3,733)
Purchase of short-term investments	—	(1,342)
Proceeds from sales and maturities of short-term investments	100	1,379
Purchase of businesses, net of cash acquired	(9,496)	—
Net cash used in investing activities	(14,823)	(3,696)
Cash Flows from Financing Activities:
Increase (decrease) in purchase card payable, net	1,707	(1,025)
Repayment of term debt	—	(90)
Repayment of 8 1/8% senior subordinated notes	(13,358)	—
Payment of debt issuance costs	(34)	—
Payments on capital lease obligations	(188)	(64)
Proceeds from stock options exercised	611	5,200
Excess tax benefits from share-based compensation	853	515
Treasury stock acquired to satisfy minimum tax withholding requirements	(1,030)	(36)
Net cash (used in) provided by financing activities	(11,439)	4,500
Effect of exchange rate changes on cash and cash equivalents	90	60
Net (decrease) increase in cash and cash equivalents	(12,674)	16,930
Cash and cash equivalents at beginning of period	86,981	99,223
Cash and cash equivalents at end of period	$74,307	$116,153

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$252	$945
Income taxes, net of refunds	$630	$3,072

Schedule of Non-Cash Investing and Financing Activities:
Property acquired through lease incentives	$475	$610
Contingent consideration associated with purchase of business	$250	$—

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED APRIL 1, 2011 AND MARCH 26, 2010

1.                                      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business

Interline Brands, Inc., a Delaware corporation, and its subsidiaries (“Interline” or the “Company”) is a direct marketer and specialty distributor of maintenance, repair and operations (“MRO”) products. The Company sells plumbing, electrical, hardware, security, heating, ventilation and air conditioning (“HVAC”), janitorial and sanitation (“JanSan”) supplies and other MRO products. Interline’s highly diverse customer base consists of multi-family housing, educational, lodging, government and healthcare facilities, professional contractors and specialty distributors.

The Company markets and sells its products primarily through fourteen distinct and targeted brands. The Company utilizes a variety of sales channels, including a direct sales force, telesales representatives, a direct marketing program consisting of catalogs and promotional flyers, brand-specific websites and a national accounts sales program. The Company delivers its products through its network of distribution centers and professional contractor showrooms located throughout the United States, Canada and Puerto Rico, vendor managed inventory locations at large professional contractor customer locations and its dedicated fleet of trucks. Through its broad distribution network, the Company is able to provide next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets.

The Company is the holding company of the Interline group of businesses, including its principal operating subsidiary, Interline Brands, Inc., a New Jersey corporation (“Interline New Jersey”).

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Interline have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC.

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

The Company had no short-term investments as of April 1, 2011. As of December 31, 2010, the Company’s short-term investments, which were classified as available-for-sale, were comprised of pre-refunded municipal bonds. Pre-refunded municipal bonds are bonds that are refinanced by the issuer and remain outstanding in the marketplace until a specific call date or maturity date is reached. Pre-refunded municipal bonds are secured by U.S. Treasury securities placed in an irrevocable escrow account. As of December 31, 2010, both the carrying amount and fair value of the Company’s short-term investments were $0.1 million. The fair value of the pre-refunded municipal bonds was estimated using Level 1 inputs and was determined by quoted market prices as they are publicly traded.

The following table shows the carrying amount and the fair value of the Company’s senior subordinated notes as of April 1, 2011 and December 31, 2010 (in thousands):

	April 1, 2011		December 31, 2010
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior subordinated notes (1)	$300,000	$307,125	$300,000	$304,500
	$300,000	$307,125	$300,000	$304,500

(1)          Fair value estimated using Level 1 inputs. The fair value of the Company’s senior subordinated notes is determined by quoted market prices as they are publicly traded.

Segment Information

The Company has one operating segment and, therefore, one reportable segment, the distribution of MRO products. The Company’s revenues and assets outside the United States are not significant. The Company’s net sales by product category were as follows (in thousands):

	Three Months Ended
	April 1,	March 26,
Product Category (1)	2011	2010
Janitorial and sanitation	$107,974	$68,556
Plumbing	70,669	66,314
Hardware, tools and fixtures	31,999	29,235
Heating, ventilation and air conditioning	23,894	20,526
Electrical and lighting	17,734	16,649
Security and safety	15,457	14,776
Appliances and parts	15,226	14,279
Other	14,464	14,883
Total	$297,417	$245,218

(1)          During 2010, the Company implemented a new product information management system. In conjunction with this implementation, the Company went through a robust product identification process and, as a result, realigned stock keeping units within product categories. Therefore, the prior period in this table has been recast to be consistent with current year presentation.

2.                                      ACQUISITIONS

On January 28, 2011, Interline New Jersey acquired substantially all of the assets and a portion of the liabilities of Northern Colorado Paper, Inc. (“NCP”) for $9.5 million in cash and an earn-out of up to $0.3 million in cash over two years. Given the recent acquisition date, the Company has not completed the allocation of the purchase price. NCP, which is headquartered in Greeley, Colorado, is a regional distributor of JanSan supplies, primarily servicing institutional facilities in the healthcare, education and food service industries. This acquisition represents an expansion of the Company’s offering of JanSan products in the western United States.

On October 29, 2010, Interline New Jersey acquired substantially all of the assets and a portion of the liabilities of CleanSource, Inc. (“CleanSource”) for $54.6 million in cash and an earn-out of up to $5.5 million in cash over two years. CleanSource, which is headquartered in San Jose, California, is a large regional distributor of JanSan supplies. CleanSource offers over 4,000 products and primarily serves institutional facilities in the healthcare and education markets, as well as building services contractors. This acquisition represents a geographical expansion of the Company’s offering of JanSan products to the West Coast of the United States.

As of April 1, 2011, the fair value of the earn-outs associated with the acquisitions of CleanSource and NCP was $4.0 million and $0.3 million, respectively. Since the dates of acquisition, there have been no changes in the range of outcomes assumed when valuing these contingent liabilities.

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

The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Balance at December 31, 2010	Charged to Expense	Deductions	Balance at April 1, 2011
$9,088	$1,094	$(993)	$9,189

4.                                      RESTRUCTURING AND ACQUISITION ACCRUALS

Restructuring Accruals

Since 2008, the Company has undertaken certain significant changes in its cost structure. These operational initiatives focus on reducing the Company’s overall operating cost structure. The following table summarizes the changes to related accruals, which are included in accrued expenses and other current liabilities, during the three months ended April 1, 2011 (in thousands):

Facility Closing and Other Costs
Balance at December 31, 2010	$475
Payments	(107)
Balance at April 1, 2011	$368

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

Acquisition Accruals

The following table summarizes the accruals assumed in connection with the Company’s business combinations, which are included in accrued expenses and other current liabilities (in thousands):

	Employee Severance and Relocation	Facility Closing and Other Costs	Total
Balance at December 31, 2010	$44	$917	$961
Payments	—	(101)	(101)
Balance at April 1, 2011	$44	$816	$860

5.                                      EARNINGS PER SHARE

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

The following summarizes the shares of common stock used to calculate earnings per share including the potentially dilutive impact of stock options, restricted stock and restricted share units, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares:

	Three Months Ended
	April 1,	March 26,
	2011	2010
Weighted average shares outstanding - basic	33,356,472	32,674,154
Dilutive shares resulting from:
Stock options	488,863	357,515
Restricted stock	—	899
Restricted share units	312,786	338,037
Weighted average shares outstanding - diluted	34,158,121	33,370,605

During the three months ended April 1, 2011 and March 26, 2010, stock options to purchase 1,237,757 shares and 1,871,606  shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive.

6.                                      COMPREHENSIVE INCOME

Comprehensive income refers to revenues, expenses, gains and losses that are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The components of comprehensive income for the three months ended April 1, 2011 and March 26, 2010 are as follows (in thousands):

	Three Months Ended
	April 1,	March 26,
	2011	2010
Net income	$6,883	$5,570
Other comprehensive income (loss):
Amortization of unrecognized gain on employee benefits	4	4
Foreign currency translation	228	143
Unrealized loss on short-term investments	—	(1)
Total comprehensive income	$7,115	$5,716

7.                                      SHARE-BASED COMPENSATION

During the three months ended April 1, 2011 and March 26, 2010, share-based compensation expense was $1.3 million and $0.8 million, respectively. As of April 1, 2011, there was $12.4 million of total unrecognized share-based compensation expense related to unvested share-based payment awards. The expense is expected to be recognized over a weighted-average period of 2.8 years.

During the three months ended April 1, 2011 and March 26, 2010, the Company granted 345,291 and 255,737 stock options, respectively, with a weighted-average grant date fair value of $8.40 and $7.10, respectively. The fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility is based on historical performance of the Company’s stock. The Company also considers historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant.

The Black-Scholes weighted-average assumptions were as follows:

	Three Months Ended
	April 1,	March 26,
	2011	2010
Expected volatility	41.0%	41.6%
Expected dividends	0.0%	0.0%
Risk-free interest rate	2.1%	2.4%
Expected life (in years)	5.0	5.0

Stock options exercised during the three months ended April 1, 2011 and March 26, 2010 were 38,198 and 347,548, respectively, with an intrinsic value of $0.2 million and $1.3 million, respectively.

A summary status of restricted stock, restricted share units and deferred stock units as of April 1, 2011 and changes during the three months then ended is presented below:

	Restricted Stock		Restricted Share Units		Deferred Stock Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at December 31, 2010	8,050	$23.84	659,576	$12.06	93,134	$19.27
Granted	—	—	132,520	21.64	580	20.46
Vested	—	—	(150,892)	8.10	—	—
Forfeited	—	—	(4,875)	7.89	—	—
Outstanding at April 1, 2011	8,050	$23.84	636,329	$15.02	93,714	$19.28

No restricted stock awards vested during the three months ended April 1, 2011. Restricted stock awards vested during the three months ended March 26, 2010 were 2,300 with a fair value of less than $0.1 million.

Restricted share units vested during the three months ended April 1, 2011 and March 26, 2010 were 150,892 and 9,149, respectively, with a fair value of $3.3 million and $0.1 million, respectively.

8.                                      CONTINGENCIES

Contingent Liabilities

As of April 1, 2011 and December 31, 2010, the Company was contingently liable for outstanding letters of credit aggregating to $7.6 million and $8.9 million, respectively.

Legal Proceedings

The Company is involved in various legal proceedings in the ordinary course of its business that are not anticipated to have a material adverse effect on the Company’s results of operations or financial position.

9.                                      GUARANTOR SUBSIDIARIES

The 7.00% senior subordinated notes of Interline New Jersey (the “Subsidiary Issuer”) are, and the 8 1/8% senior subordinated notes were, fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by Interline Brands, Inc. (the “Parent Company”) and all of Interline New Jersey’s 100% owned domestic subsidiaries: Wilmar Holdings, Inc., Wilmar Financial, Inc., and Glenwood Acquisition LLC (collectively the “Guarantor Subsidiaries”). The guarantees by the Parent Company and the Guarantor Subsidiaries are senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior subordinated indebtedness and subordinated to any of their existing and future senior indebtedness.

The Parent Company is a holding company whose only asset is the stock of its subsidiaries. The Parent Company conducts virtually all of its business operations through the Subsidiary Issuer. Accordingly, the Parent Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in the Subsidiary Issuer that are derived from the earnings and cash flow generated by the Subsidiary Issuer. Through April 1, 2011, no dividends have been paid.

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

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF APRIL 1, 2011

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$74,280	$27	$—	$74,307
Accounts receivable - trade	—	132,383	—	—	132,383
Inventory	—	209,567	—	—	209,567
Intercompany receivable	—	—	188,354	(188,354)	—
Other current assets	—	36,453	3	—	36,456
Total current assets	—	452,683	188,384	(188,354)	452,713

Property and equipment, net	—	56,380	—	—	56,380
Goodwill	—	344,017	—	—	344,017
Other intangible assets, net	—	140,247	—	—	140,247
Investment in subsidiaries	505,046	192,965	—	(698,011)	—
Other assets	—	2,752	6,692	—	9,444
Total assets	$505,046	$1,189,044	$195,076	$(886,365)	$1,002,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$94,553	$—	$—	$94,553
Accrued expenses and other current liabilities	—	45,994	2,111	—	48,105
Intercompany payable	—	188,354	—	(188,354)	—
Current portion of long-term debt and capital leases	—	607	—	—	607
Total current liabilities	—	329,508	2,111	(188,354)	143,265

Long-Term Liabilities:
Long-term debt and capital leases, net of current portion	—	300,719	—	—	300,719
Other liabilities	—	53,771	—	—	53,771
Total liabilities	—	683,998	2,111	(188,354)	497,755

Senior preferred stock	—	901,416	—	(901,416)	—

Stockholders’ equity (deficit)	505,046	(396,370)	192,965	203,405	505,046
Total liabilities and stockholders’ equity	$505,046	$1,189,044	$195,076	$(886,365)	$1,002,801

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF DECEMBER 31, 2010

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$86,919	$62	$—	$86,981
Short-term investments	—	100	—	—	100
Accounts receivable - trade, net	—	122,619	—	—	122,619
Inventory	—	203,269	—	—	203,269
Intercompany receivable	—	—	144,759	(144,759)	—
Other current assets	—	48,278	5	—	48,283
Total current assets	—	461,185	144,826	(144,759)	461,252

Property and equipment, net	—	54,546	—	—	54,546
Goodwill	—	341,168	—	—	341,168
Other intangible assets, net	—	141,562	—	—	141,562
Investment in subsidiaries	496,232	149,446	—	(645,678)	—
Other assets	—	2,542	6,539	—	9,081
Total assets	$496,232	$1,150,449	$151,365	$(790,437)	$1,007,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$96,878	$—	$—	$96,878
Accrued expenses and other current liabilities	—	46,933	1,919	—	48,852
Intercompany payable	—	144,759	—	(144,759)	—
Current portion of long-term debt and capital leases	—	13,965	—	—	13,965
Total current liabilities	—	302,535	1,919	(144,759)	159,695

Long-Term Liabilities:
Long-term debt and capital leases, net of current portion	—	300,906	—	—	300,906
Other liabilities	—	50,776	—	—	50,776
Total liabilities	—	654,217	1,919	(144,759)	511,377

Senior preferred stock	—	871,014	—	(871,014)	—

Stockholders’ equity (deficit)	496,232	(374,782)	149,446	225,336	496,232
Total liabilities and stockholders’ equity	$496,232	$1,150,449	$151,365	$(790,437)	$1,007,609

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 1, 2011

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$297,417	$—	$—	$297,417
Cost of sales	—	186,476	—	—	186,476
Gross profit	—	110,941	—	—	110,941

Operating Expenses:
Selling, general and administrative expenses	—	92,817	12	(4,742)	88,087
Depreciation and amortization	—	5,752	—	—	5,752
Other operating income	—	—	(4,742)	4,742	—
Equity earnings of subsidiaries	(6,883)	(3,624)	—	10,507	—
Total operating expenses	(6,883)	94,945	(4,730)	10,507	93,839
Operating income	6,883	15,996	4,730	(10,507)	17,102

Interest and other (expense) income, net	—	(6,402)	713	—	(5,689)
Income before income taxes	6,883	9,594	5,443	(10,507)	11,413
Income taxes	—	2,711	1,819	—	4,530
Net income	6,883	6,883	3,624	(10,507)	6,883
Preferred stock dividends	—	(30,402)	—	30,402	—
Net income (loss) attributable to common stockholders	$6,883	$(23,519)	$3,624	$19,895	$6,883

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 1, 2011

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash provided by operating activities	$—	$12,972	$526	$—	$13,498
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(5,427)	—	—	(5,427)
Proceeds from sales and maturities of short-term investments	—	100	—	—	100
Purchase of businesses, net of cash acquired	—	(9,496)	—	—	(9,496)
Other	—	561	—	(561)	—
Net cash used in investing activities	—	(14,262)	—	(561)	(14,823)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	1,707	—	—	1,707
Repayment of debt and capital lease obligations	—	(13,546)	—	—	(13,546)
Proceeds from stock options exercised	—	611	—	—	611
Other	—	(211)	(561)	561	(211)
Net cash used in financing activities	—	(11,439)	(561)	561	(11,439)
Effect of exchange rate changes on cash and cash equivalents	—	90	—	—	90
Net decrease cash and cash equivalents	—	(12,639)	(35)	—	(12,674)
Cash and cash equivalents at beginning of period	—	86,919	62	—	86,981
Cash and cash equivalents at end of period	$—	$74,280	$27	$—	$74,307

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 26, 2010

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$—	$16,268	$(202)	$—	$16,066
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(3,733)	—	—	(3,733)
Purchase of short-term investments	—	(1,342)	—	—	(1,342)
Proceeds from sales and maturities of short-term investments	—	1,379	—	—	1,379
Other	—	(203)	—	203	—
Net cash used in investing activities	—	(3,899)	—	203	(3,696)
Cash Flows from Financing Activities:
Decrease in purchase card payable, net	—	(1,025)	—	—	(1,025)
Repayment of debt and capital lease obligations	—	(154)	—	—	(154)
Proceeds from stock options exercised	—	5,200	—	—	5,200
Other	—	479	203	(203)	479
Net cash provided by financing activities	—	4,500	203	(203)	4,500
Effect of exchange rate changes on cash and cash equivalents	—	60	—	—	60
Net increase in cash and cash equivalents	—	16,929	1	—	16,930
Cash and cash equivalents at beginning of period	—	99,170	53	—	99,223
Cash and cash equivalents at end of period	$—	$116,099	$54	$—	$116,153

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions, including, without limitation, certain statements in Results of Operations, Liquidity and Capital Resources and Item 3. Quantitative and Qualitative Disclosures About Market Risk. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

•                  economic slowdowns,

•                  general market conditions,

•                  product cost and price fluctuations due to inflation and currency exchange rates,

•                  fluctuations in the cost of commodity-based products and raw materials, such as copper, and fuel prices,

•                  governmental and educational budget constraints,

•                  credit market contractions,

•                  currency exchange rates,

•                  changes to tariffs between the countries in which we operate,

•                  labor and benefit costs,

•                  weather conditions,

•                  the loss of significant customers,

•                  failure to realize expected benefits from acquisitions,

•                  failure to identify, acquire and successfully integrate acquisition candidates,

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

Overview

We are a leading national distributor and direct marketer of maintenance, repair and operations (“MRO”) products. We have one operating segment, the distribution of MRO products. We stock approximately 100,000 MRO products in the following categories: janitorial and sanitation (“JanSan”); plumbing; heating, ventilation and air conditioning (“HVAC”); hardware, tools and fixtures; electrical and lighting; appliances and parts; security and safety; and other miscellaneous products. Our products are primarily used for the repair, maintenance, remodeling, refurbishment and construction of properties and non-industrial facilities.

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

We market and sell our products primarily through fourteen distinct and targeted brands, each of which is recognized in the markets they serve for providing quality products at competitive prices with reliable same-day or next-day delivery. The Wilmar®, AmSan®, CleanSource®, Sexauer®, Maintenance USA®, NCP® and Trayco® brands generally serve our facilities maintenance customers; the Barnett®, Copperfield®, U.S. Lock® and SunStar® brands generally serve our professional contractor customers; and the Hardware Express®, LeranSM and AF LightingSM brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of approximately 650 field sales representatives, approximately 350 inside sales and customer service representatives, a direct marketing program consisting of catalogs and promotional flyers, brand-specific websites and a national accounts sales program.

We deliver our products through our network of 57 distribution centers and 26 professional contractor showrooms located throughout the United States, Canada and Puerto Rico, 43 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

Results of Operations

The following table presents information derived from the condensed consolidated statements of earnings expressed as a percentage of revenues for the three months ended April 1, 2011 and March 26, 2010:

	% of Net Sales		% Increase
	Three Months Ended		(Decrease)
	April 1,	March 26,	2011
	2011	2010	vs. 2010 (1)

Net sales	100.0%	100.0%	21.3%
Cost of sales	62.7	61.2	24.3
Gross profit	37.3	38.8	16.6

Operating Expenses:
Selling, general and administrative expenses	29.6	31.5	14.1
Depreciation and amortization	1.9	1.9	21.1
Total operating expense	31.6	33.4	14.5
Operating income	5.8	5.4	29.9

Interest expense	(2.0)	(1.8)	40.0
Interest income and other income	0.1	0.2	(4.0)
Income before income taxes	3.8	3.8	23.5
Income tax provision	(1.5)	(1.5)	23.5
Net income	2.3%	2.3%	23.6%

(1)          Percent increase (decrease) represents the actual change as a percent of the prior year’s result.

Overview. During the three months ended April 1, 2011, our net sales increased 21.3%. We believe this increase primarily reflected the impact of our recent acquisitions, as well as modest economic improvements across our end-markets. Sales to customers in our facilities maintenance end-markets, which make up 75% of our total sales and include residential multi-family housing and institutional MRO customers, increased 26.4% in total as a result of our CleanSource and NCP acquisitions, and 5.1% on an organic sales basis during the first quarter of 2011 compared to the first quarter of 2010. Sales to our professional contractor and specialty distributor customers, which represent 14% and 11% of our total sales, respectively, increased 9.1% and 6.3%, respectively. Although we are starting to see some signs of stabilization, demand from these customers continues to be impacted by the general economic conditions, particularly as it relates to residential new construction and renovations activity. We expect continued variability within our end-markets; however, we believe the impact on sales related to the market weakness during 2011 will be less severe than we experienced during 2009 and 2010. We expect sales to our customers to increase modestly during the remainder of 2011 as limited and uneven economic improvements occur across our end-markets.

Our net income as a percentage of sales was flat at 2.3% in the first quarter when compared to the comparable prior year period.

We remain focused on expense control while continuing to invest in our operating platform for the long term. Accordingly, our plans include continued investments in the consolidation of our distribution network, in enhancements to our information technology solutions and in qualified sales and support personnel.

Three Months Ended April 1, 2011 Compared to Three Months Ended March 26, 2010

Net Sales. Our net sales increased by $52.2 million, or 21.3%, to $297.4 million in the three months ended April 1, 2011 from $245.2 million in the three months ended March 26, 2010. The increase in sales resulted from sales of $37.6 million from our recently acquired brands, CleanSource and NCP, as well as $14.6 million from increases in comparable sales to our facilities maintenance, professional contractor and specialty distributor customers of 5.1%, 9.1% and 6.3%, respectively, and one additional shipping day when compared to prior year.

Gross Profit. Gross profit increased by $15.8 million, or 16.6%, to $110.9 million in the three months ended April 1, 2011 from $95.1 million in the three months ended March 26, 2010. Our gross profit margin decreased 150 basis points to 37.3% for the three months ended April 1, 2011 compared to 38.8% for the three months ended March 26, 2010. The lower gross margins related to our CleanSource and NCP acquisitions accounted for 100 basis points of the decrease in gross profit margin, while the remaining decline was primarily attributable to a shift in sales mix across various product categories.

Selling, General and Administrative Expenses. SG&A expenses increased by $10.9 million, or 14.1%, to $88.1 million in the three months ended April 1, 2011 from $77.2 million in the three months ended March 26, 2010. As a percent of sales, SG&A decreased to 29.6% for the three months ended April 1, 2011 compared to 31.5 % for the three months ended March 26, 2010. The decrease in SG&A expenses as a percentage of sales was primarily due to lower salary and wages expense, lower distribution consolidation expenses, lower bad debt expense and lower occupancy related expenses as well as the impact from our CleanSource and NCP acquisitions, as they have lower SG&A expenses as a percentage of sales, offset in part by higher delivery and fuel expenses, and higher variable compensation expenses.

Depreciation and Amortization. Depreciation and amortization expense increased by $1.0 million to $5.8 million in the three months ended April 1, 2011 from $4.8 million in the three months ended March 26, 2010. As a percentage of sales, depreciation and amortization was flat at 1.9% when compared to the three months ended March 26, 2010. The increase in depreciation and amortization expense was primarily due to our CleanSource and NCP acquisitions, as well as higher depreciation resulting from higher capital spending over the last three years associated with enhancements to our information technology infrastructure and distribution center consolidation and integration efforts.

Operating Income. As a result of the foregoing, operating income increased by $3.9 million, or 29.9%, to $17.1 million in the three months ended April 1, 2011 from $13.2 million in the three months ended March 26, 2010. As a percent of sales, operating income increased to 5.8% in the three months ended April 1, 2011 compared to 5.4% in the three months ended March 26, 2010.

Interest Expense. Interest expense increased by $1.7 million in the three months ended April 1, 2011 to $6.1 million from $4.4 million in the three months ended March 26, 2010. This increase was primarily due to a higher weighted average interest rate as our ratio of fixed versus floating rate debt increased from the series of refinancing transactions completed on November 16, 2010.

Interest and Other Income. Interest and other income remained flat at $0.4 million in the three months ended April 1, 2011 when compared to the three months ended March 26, 2010.

Provision for Income Taxes. The effective tax rate was 39.7% for the three months ended April 1, 2011 and March 26, 2010.

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

On November 16, 2010, Interline New Jersey completed a series of refinancing transactions: (1) an offering of $300.0 million of 7.00% senior subordinated notes due 2018 (the “7.00% Notes”) and (2) entering into a $225.0 million asset-based revolving credit facility (the “ABL Facility”). The proceeds from the 7.00% Notes were used to redeem $137.3 million of the 8 1/8% senior subordinated notes due 2014 (the “8 1/8% Notes”) and to repay the indebtedness under the prior credit facility of Interline New Jersey. The remaining $13.4 million of the 8 1/8% Notes were redeemed on January 3, 2011. The 8 1/8% Notes were redeemed at an average price of 104.256% of par. The loss associated with this transaction was recorded in a prior period. As a result of these refinancing transactions, Interline New Jersey extended the maturities of its fixed rate debt, and interest expense will be higher when compared to 2010.

The 7.00% Notes were priced at 100% of their principal amount of $300.0 million. The 7.00% Notes mature on November 15, 2018 and interest is payable on May 15 and November 15 of each year, beginning on May 15, 2011. Debt issuance costs capitalized in connection with the 7.00% Notes were $6.9 million.

The 7.00% Notes are generally unsecured, senior subordinated obligations of Interline New Jersey that rank equal to all of Interline New Jersey’s existing and future senior subordinated indebtedness, junior to all of Interline New Jersey’s existing and future senior indebtedness, including indebtedness under the ABL Facility, and senior to any of Interline New Jersey’s existing and future obligations that are, by their terms, expressly subordinated in right of payment to the 7.00% Notes. The 7.00% Notes are unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by the Company and Interline New

Jersey’s existing and future domestic subsidiaries that guarantee the ABL Facility (collectively the “Guarantors”). The Guarantors have issued guarantees (each a “Guarantee” and collectively, the “Guarantees”) of Interline New Jersey’s obligations under the 7.00% Notes and the Indenture on an unsecured senior subordinated basis. Each Guarantee ranks equal in right of payment with all of the Guarantors’ existing and future senior subordinated indebtedness, junior to all of the Guarantors’ existing and future senior indebtedness, including guarantees of the ABL Facility, and senior to all of the Guarantors’ existing and future obligations that are, by their terms, expressly subordinated in right of payment to the Guarantees. The 7.00% Notes are not guaranteed by any of Interline New Jersey’s foreign subsidiaries.

The debt instruments of Interline New Jersey, primarily the ABL Facility and the indenture governing the terms of the 7.00% Notes, contain significant restrictions on the payment of dividends and distributions to the Company by Interline New Jersey. The ABL facility allows Interline New Jersey to pay dividends, make distributions to the Company or repurchase its shares from the Company in an aggregate amount not to exceed $25.0 million during any 12-month period, so long as there is no default and Interline New Jersey meets certain availability requirements. Only if these conditions are met and, in addition, Interline New Jersey’s fixed charge coverage ratio is at least 1.20 to 1.00, is there no cap on Interline New Jersey’s ability to pay dividends and repurchase its shares. In addition, ordinary course distributions for overhead (up to $3.0 million annually) and taxes are permitted, as are annual payments of up to $7.5 million in respect of our stock option or other benefit plans for management or employees. The indenture for the 7.00% Notes generally restricts the ability of Interline New Jersey to pay distributions to the Company and to make advances to, or investments in, the Company to an amount equal to 50% of the net income of Interline New Jersey, plus an amount equal to the net proceeds from certain equity issuances, subject to compliance with a leverage ratio and no default having occurred and continuing. The indenture also contains certain permitted exceptions including (1) allowing the Company to pay our franchise taxes and other fees required to maintain our corporate existence, to pay for general corporate and overhead expenses and to pay expenses incurred in connection with certain financing, acquisition or disposition transactions, in an aggregate amount not to exceed $15.0 million per year; (2) allowing certain tax payments; and (3) allowing other distributions in an aggregate amount not to exceed the greater of $85.0 million and 8.5% of the total assets of Interline New Jersey and its restricted subsidiaries, provided there is no default. For a further description of the ABL Facility, see “Credit Facility” below.

As of April 1, 2011, we had $300.0 million of the 7.00% Notes outstanding and $178.3 million of availability under our ABL Facility, net of $7.6 million in letters of credit.

Financial Condition

Working capital increased by $7.9 million to $309.4 million as of April 1, 2011 from $301.6 million as of December 31, 2010. The increase in working capital was primarily funded by cash flows from operations.

Cash Flow

Operating Activities. Net cash provided by operating activities was $13.5 million in the three months ended April 1, 2011 compared to net cash provided by operating activities of $16.1 million in the three months ended March 26, 2010.

Net cash provided by operating activities of $13.5 million in the three months ended April 1, 2011 primarily consisted of net income of $6.9 million, adjustments for non-cash items of $9.9 million and cash used in working capital items of $3.3 million. Adjustments for non-cash items primarily consisted of $5.8 million in depreciation and amortization of property, equipment and intangible assets, $2.2 million in deferred income taxes, $1.3 million in share-based compensation, $1.1 million in bad debt expense,  and $0.3 million in amortization of debt issuance costs, partially offset by $0.9 million in excess tax benefits from share-based compensation. The cash used in working capital items consisted of $8.2 million of decreased accrued expenses and other current liabilities primarily due to lower accrued compensation resulting from the timing of payments, $6.9 million from increased trade receivables, net of changes in our allowance for doubtful accounts, resulting from the timing of collections, $4.9 million from decreased trade payables balances as a result of the timing of purchases and related payments, and $1.4 million from increased inventory levels primarily in preparation for normal seasonal demands in our business. These items were partially offset by $11.0 million from decreased prepaid expenses and other current assets primarily as a result of higher collections of rebates from vendors, $5.2 million from timing of interest payments and $1.9 million from the increase in current income taxes resulting from an increase in income before taxes.

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

Investing Activities. Net cash used in investing activities was $14.8 million in the three months ended April 1, 2011 compared to net cash used in investing activities of $3.7 million in the three months ended March 26, 2010.

Net cash used in investing activities in the three months ended April 1, 2011 was primarily attributable to $9.5 million in costs related to purchases of businesses and $5.4 million of capital expenditures made in the ordinary course of business.

Net cash used in investing activities in the three months ended March 26, 2010 was primarily attributable to capital expenditures associated with our distribution center consolidation projects as well as those made in the ordinary course of business of $3.7 million.

Financing Activities. Net cash used in financing activities totaled $11.4 million in the three months ended April 1, 2011 compared to net cash provided by financing activities of $4.5 million in the three months ended March 26, 2010.

Net cash used in financing activities in the three months ended April 1, 2011 was attributable to the redemption of the remaining $13.4 million of our 8 1/8% Notes and payment of $0.2 million on capital lease obligations, partially offset by a $1.7 million net increase in purchase card payable and $0.4 million of proceeds from stock options exercised and excess tax benefits from share-based compensation, net of treasury stock acquired to satisfy minimum statutory tax withholding requirements resulting from the vesting or exercising of equity awards.

Net cash provided by financing activities in the three months ended March 26, 2010 was attributable to proceeds received from stock options exercised and related excess tax benefits of $5.7 million, partially offset by a $1.0 million net decrease in purchase card payable.

Capital Expenditures

Capital expenditures were $5.4 million in the three months ended April 1, 2011 compared to $3.7 million in the three months ended March 26, 2010. Capital expenditures as a percentage of sales were 1.8% in the three months ended April 1, 2011 compared to 1.5% in the three months ended March 26, 2010. The increase in capital expenditures was driven primarily by the continued consolidation of our distribution center network including the investments in larger more efficient distribution centers and enhancements to our information technology systems. In addition, during the three months ended April 1, 2011 and March 26, 2010, we acquired leasehold improvements through non-cash lease incentives of $0.5 million and $0.6 million, respectively.

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

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at Interline New Jersey’s option, either adjusted LIBOR or at an alternate base rate, in each case plus an applicable margin. As of April 1, 2011, the applicable margin was equal to

2.50% per annum for loans bearing interest by reference to the adjusted LIBOR and 1.50% per annum for loans bearing interest by reference to the alternate base rate. The applicable margin is adjusted quarterly by reference to a grid based on average availability under the ABL Facility. The applicable margin for the upcoming quarter is expected to be 2.25% per annum for loans bearing interest by reference to the adjusted LIBOR and 1.25% per annum for loans bearing interest by reference to the alternate base rate.

In addition, Interline New Jersey is required to pay each lender a commitment fee at a rate equal to 0.50% per annum, in respect of any unused commitments if the average utilization under the ABL Facility during the preceding calendar quarter is 50% or higher, and equal to 0.625% if the average utilization under the ABL Facility during the preceding calendar quarter is less than 50%.

During any period after the occurrence and continuance of an event of default (and continuing for a certain period of time thereafter), or after availability under the ABL Facility is less than the greater of (i) $35.0 million and (ii) 17.5% of the total revolving commitments at such time (and continuing for a certain period of time thereafter), the ABL Facility, subject to exceptions, requires mandatory prepayments, but not permanent reductions of commitments, and subject to a right of reinvestment, in amounts equal to 100% of the net cash proceeds from permitted non-ordinary-course asset sales and casualty and condemnation events, as well as from any equity issuance or incurrence of debt not otherwise permitted under the ABL Facility. In addition, Interline New Jersey is required to pay down loans under the ABL Facility if the total amount of outstanding obligations thereunder exceeds the lesser of the aggregate amount of the revolving commitments thereunder and the applicable borrowing base. Interline New Jersey may prepay loans and permanently reduce commitments under the ABL Facility at any time in certain minimum principal amounts, without premium or penalty (except LIBOR breakage costs, if applicable).

Borrowings under the ABL Facility are guaranteed by the Company and Interline New Jersey’s existing and future domestic subsidiaries (collectively the “Guarantors”) and are secured by first priority liens on substantially all of the assets of Interline New Jersey and the Guarantors.

The ABL Facility requires that if excess availability is less than the greater of (a) 12.5% of the commitments and (b) $28.1 million, Interline New Jersey must comply with a minimum fixed charge coverage ratio test of 1.00:1.00 and certain other covenants. In addition, the ABL Facility includes negative covenants that, subject to significant exceptions, limit Interline New Jersey’s ability and the ability of the Guarantors to, among other things, incur debt, incur liens and engage in sale leaseback transactions, make investments and loans, pay dividends, engage in mergers, acquisitions and asset sales, prepay certain indebtedness, amend the terms of certain material agreements, enter into agreements limiting subsidiary distributions, engage in certain transactions with affiliates and alter the business that Interline New Jersey conducts.

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

Liquidity

Historically, our capital requirements have been for debt service obligations, working capital requirements, including inventory, accounts receivable and accounts payable, acquisitions, the expansion and maintenance of our distribution network and upgrades of our information systems. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through cash flow generated from operating activities and funds borrowed under our credit facility. We expect our cash on hand, cash flow from operations and availability under our ABL Facility to be our primary source of funds in the future. Letters of credit, which are issued under our ABL Facility, are used to support payment obligations incurred for our general corporate purposes.

As of April 1, 2011, we had $178.3 million of availability under our ABL Facility, net of $7.6 million in letters of credit. We believe that cash and cash equivalents on hand, cash flow from operations and available borrowing capacity under our ABL Facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations in the foreseeable future.

Contractual Obligations

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. There have been no material changes to our contractual obligations since December 31, 2010.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. During the three months ended April 1, 2011, there were no significant changes to any of our critical accounting policies.

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

Interest Rate Risk

The fair market value of our 7.00% Notes is subject to interest rate risk. As of April 1, 2011, the estimated fair market value of our 7.00% Notes was approximately $307.1 million, or 102.4% of par.

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers is from China and other countries in Asia and is transacted in U.S. dollars. Accordingly, our exposure to risk from foreign currency exchange rates was not material as of April 1, 2011.

A substantial portion of our products is sourced from suppliers in China. The value of the Chinese Yuan has increased relative to the U.S. dollar since July 2005, when it was allowed to fluctuate against a basket of foreign currencies. Most experts believe that the value of the Yuan will continue to increase relative to the U.S. dollar over the next few years. Such appreciation would most likely result in an increase in the cost of products that are sourced from suppliers in China.

In addition, many of our suppliers price their products in currencies other than the U.S. dollar or incur costs of production in non-U.S. currencies. Accordingly, depreciation of the U.S. dollar against foreign currencies could increase the price we pay for these products.

Derivative Financial Instruments

As of April 1, 2011, we did not have any interest rate exchange agreements or swaps. Historically, we entered into derivative financial instruments from time to time, including interest rate exchange agreements or swaps, to manage our exposure to fluctuations in interest rates on our debt.

We periodically evaluate the costs and benefits of any changes in our market risks. Based on such evaluations, we may enter into new derivative financial instruments to manage our exposures. Our derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of corporate risk-management policies.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 1, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2011, our disclosure controls and procedures were effective to (1) ensure that material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material effect upon our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

For information regarding factors that could affect our financial position, results of operations and cash flows, see the risk factors discussion provided in our Annual Report on Form 10-K for the year ended December 31, 2010 in Part I. Item 1A. Risk Factors. See also “Part I. Item 2—Forward Looking Statements” above.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2011
(January 1 – January 28)	—	—	—	—
February 2011
(January 29 – February 25)	46,322	$22.20	—	—
March 2011
(February 26 – April 1)	80	21.91	—	—
Total	46,402	$22.20	—	—

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

INTERLINE BRANDS, INC.
Registrant

Date: May 9, 2011	By:	/S/ JOHN A. EBNER
John A. Ebner
Chief Financial Officer
(Duly Authorized Signatory and Principal Financial Officer)