Form 10-Q
period 2011-07-01
INTERLINE BRANDS, INC./DE
filed 2011-08-08
CIK 1292900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 5, 2011, there were 33,359,067 shares of the registrant’s common stock outstanding (excluding 168,702 shares held in treasury), par value $0.01.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF JULY 1, 2011 AND DECEMBER 31, 2010

(in thousands, except share and per share data)

	July 1,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$82,793	$86,981
Short-term investments	—	100
Accounts receivable - trade (net of allowance for doubtful accounts of $8,120 and $9,088)	147,067	122,619
Inventory	212,901	203,269
Prepaid expenses and other current assets	20,923	28,816
Income taxes receivable	775	2,086
Deferred income taxes	17,008	17,381
Total current assets	481,467	461,252

Property and equipment, net	57,275	54,546
Goodwill	343,853	341,168
Other intangible assets, net	138,261	141,562
Other assets	9,240	9,081
Total assets	$1,030,096	$1,007,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$108,087	$96,878
Accrued expenses and other current liabilities	44,288	45,181
Accrued interest	3,220	2,852
Income taxes payable	1,852	819
Current portion of long-term debt	—	13,358
Current portion of capital leases	607	607
Total current liabilities	158,054	159,695

Long-Term Liabilities:
Deferred income taxes	48,123	44,045
Long-term debt, net of current portion	300,000	300,000
Capital leases, net of current portion	570	906
Other liabilities	6,865	6,731
Total liabilities	513,612	511,377
Commitments and contingencies
Senior preferred stock; $0.01 par value, 20,000,000 authorized; none outstanding as of July 1, 2011 and December 31, 2010	—	—

Stockholders’ Equity:
Common stock; $0.01 par value, 100,000,000 authorized; 33,527,352 issued and 33,358,650 outstanding as of July 1, 2011 and 33,336,373 issued and 33,214,073 outstanding as of December 31, 2010	335	333
Additional paid-in capital	597,346	593,031
Accumulated deficit	(80,085)	(96,824)
Accumulated other comprehensive income	2,091	1,865
Treasury stock, at cost, 168,702 shares as of July 1, 2011 and 122,300 as of December 31, 2010	(3,203)	(2,173)
Total stockholders’ equity	516,484	496,232
Total liabilities and stockholders’ equity	$1,030,096	$1,007,609

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

THREE AND SIX MONTHS ENDED JULY 1, 2011 AND JUNE 25, 2010

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2011	2010	2011	2010

Net sales	$317,679	$270,154	$615,096	$515,372
Cost of sales	201,545	168,587	388,021	318,658
Gross profit	116,134	101,567	227,075	196,714

Operating Expenses:
Selling, general and administrative expenses	88,252	77,470	176,339	154,699
Depreciation and amortization	5,853	4,935	11,605	9,686
Total operating expenses	94,105	82,405	187,944	164,385
Operating income	22,029	19,162	39,131	32,329

Interest expense	(6,093)	(4,366)	(12,189)	(8,719)
Interest and other income	382	301	789	725
Income before income taxes	16,318	15,097	27,731	24,335
Income taxes	6,462	6,006	10,992	9,674
Net income	$9,856	$9,091	$16,739	$14,661

Earnings Per Share:
Basic	$0.29	$0.28	$0.50	$0.45
Diluted	$0.29	$0.27	$0.49	$0.44

Weighted-Average Shares Outstanding:
Basic	33,451,011	33,036,531	33,404,735	32,855,343
Diluted	34,119,482	33,888,918	34,139,992	33,629,770

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED JULY 1, 2011 AND JUNE 25, 2010

(in thousands)

	July 1,	June 25,
	2011	2010
Cash Flows from Operating Activities:
Net income	$16,739	$14,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,605	9,930
Amortization of debt issuance costs	677	515
Amortization of discount on 8 1/8% senior subordinated notes	—	74
Share-based compensation	2,831	2,021
Excess tax benefits from share-based compensation	(860)	(754)
Deferred income taxes	4,252	(579)
Provision for doubtful accounts	1,772	2,419
Loss on disposal of property and equipment	75	54

Changes in assets and liabilities which provided (used) cash, net of business acquired:
Accounts receivable - trade	(22,216)	(18,002)
Inventory	(4,777)	(17,997)
Prepaid expenses and other current assets	7,123	(1,699)
Other assets	(74)	50
Accounts payable	8,680	22,399
Accrued expenses and other current liabilities	(2,224)	1,033
Accrued interest	365	(70)
Income taxes	3,989	2,065
Other liabilities	10	4
Net cash provided by operating activities	27,967	16,124
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(10,543)	(8,228)
Purchase of short-term investments	—	(2,678)
Proceeds from sales and maturities of short-term investments	100	2,845
Purchase of businesses, net of cash acquired	(9,496)	(145)
Net cash used in investing activities	(19,939)	(8,206)
Cash Flows from Financing Activities:
Increase (decrease) in purchase card payable, net	969	(1,463)
Repayment of term debt	—	(1,590)
Repayment of 8 1/8% senior subordinated notes	(13,358)	—
Payment of debt issuance costs	(34)	—
Payments on capital lease obligations	(337)	(130)
Proceeds from stock options exercised	626	6,972
Excess tax benefits from share-based compensation	860	754
Treasury stock acquired to satisfy minimum tax withholding requirements	(1,030)	(97)
Net cash (used in) provided by financing activities	(12,304)	4,446
Effect of exchange rate changes on cash and cash equivalents	88	35
Net (decrease) increase in cash and cash equivalents	(4,188)	12,399
Cash and cash equivalents at beginning of period	86,981	99,223
Cash and cash equivalents at end of period	$82,793	$111,622

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$11,081	$8,066
Income taxes, net of refunds	$3,238	$7,938

Schedule of Non-Cash Investing and Financing Activities:
Property acquired through lease incentives	$475	$1,620
Adjustments to liabilities assumed and goodwill on businesses acquired	$163	$—
Contingent consideration associated with purchase of business	$250	$—

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JULY 1, 2011 AND JUNE 25, 2010

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

The Company had no short-term investments as of July 1, 2011. As of December 31, 2010, the Company’s short-term investments, which were classified as available-for-sale, were comprised of pre-refunded municipal bonds. Pre-refunded municipal bonds are bonds that are refinanced by the issuer and remain outstanding in the marketplace until a specific call date or maturity date is reached. Pre-refunded municipal bonds are secured by U.S. Treasury securities placed in an irrevocable escrow account. As of December 31, 2010, both the carrying amount and fair value of the Company’s short-term investments were $0.1 million. The fair value of the pre-refunded municipal bonds was estimated using Level 1 inputs and was determined by quoted market prices as they are publicly traded.

The following table shows the carrying amount and the fair value of the Company’s senior subordinated notes as of July 1, 2011 and December 31, 2010 (in thousands):

	July 1, 2011		December 31, 2010
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior subordinated notes (1)	$300,000	$304,500	$300,000	$304,500

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

Segment Information

The Company has one operating segment and, therefore, one reportable segment, the distribution of MRO products. The Company’s revenues and assets outside the United States are not significant. The Company’s net sales by product category were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
Product Category (1)	2011	2010	2011	2010
Janitorial and sanitation	$118,364	$74,040	$227,286	$143,010
Plumbing	67,566	64,889	138,361	131,185
Heating, ventilation and air conditioning	34,350	37,227	57,214	57,685
Hardware, tools and fixtures	29,912	28,931	60,115	57,752
Electrical and lighting	18,435	17,087	36,303	33,830
Appliances and parts	16,439	15,285	31,672	29,551
Security and safety	15,200	14,813	30,594	29,561
Other	17,413	17,882	33,551	32,798
Total	$317,679	$270,154	$615,096	$515,372

(1)          During 2010, the Company implemented a new product information management system. In conjunction with this implementation, the Company went through and is completing its robust product identification process and, as a result, stock keeping units are realigned within product categories. Therefore, the prior periods in this table have been recast to be consistent with current presentation.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 will provide clarification of certain fair value concepts such as principal market determination; valuation premise and highest and best use; measuring fair value of instruments with offsetting market or counterparty credit risks; blockage factor and other premiums and discounts; and liabilities and instruments classified in shareholders’ equity. In addition, the pronouncement will provide guidance for new disclosures such as transfers between Level 1 and Level 2 of the fair value hierarchy; Level 3 fair value measurements; an entity’s use of an asset when it is different from its highest and best use; and fair value hierarchy disclosures for financial instruments not measured at fair value but disclosed. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. We believe the adoption of this guidance will primarily affect certain disclosures related to fair value and will not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This pronouncement will bring consistency to the way reporting entities disclose comprehensive income in their consolidated financial statements and related notes. ASU 2011-05 will no longer permit disclosure of comprehensive income in either the statement of shareholders’ equity or in a note to the consolidated financial statements. Instead, reporting entities will have two options for presenting comprehensive income. The first option presents comprehensive income in a single statement, which includes two components: net income and other comprehensive income. The second option allows the presentation of comprehensive income in two separate but consecutive statements: one for net income and the other for other comprehensive income. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption permitted. The new guidance will require retrospective application. Because this ASU impacts presentation only, adoption will not have an impact on the Company’s financial condition, results of operations or cash flows.

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

As of July 1, 2011, the fair value of the earn-outs associated with the acquisitions of CleanSource and NCP was $4.0 million and $0.3 million, respectively. Since the dates of acquisition, there have been no changes in the range of outcomes assumed when valuing these contingent liabilities.

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

The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Balance at December 31, 2010	Charged to Expense	Deductions	Balance at July 1, 2011
$9,088	$1,772	$(2,740)	$8,120

4.             RESTRUCTURING AND ACQUISITION ACCRUALS

Restructuring Accruals

Since 2008, the Company has undertaken certain significant changes in its cost structure. These operational initiatives focus on reducing the Company’s overall operating cost structure. The following table summarizes the changes to related accruals, which are included in accrued expenses and other current liabilities, during the six months ended July 1, 2011 (in thousands):

Facility Closing and Other Costs
Balance at December 31, 2010	$475
Payments	(189)
Adjustments(1)	(72)
Balance at July 1, 2011	$214

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

Acquisition Accruals

The following table summarizes the accruals assumed in connection with the Company’s business combinations, which are included in accrued expenses and other current liabilities (in thousands):

	Employee Severance and Relocation	Facility Closing and Other Costs	Total
Balance at December 31, 2010	$44	$917	$961
Payments	—	(116)	(116)
Write-offs	—	(269)	(269)
Balance at July 1, 2011	$44	$532	$576

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

The following summarizes the shares of common stock used to calculate earnings per share including the potentially dilutive impact of stock options, restricted stock and restricted share units, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares:

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2011	2010	2011	2010
Weighted average shares outstanding - basic	33,451,011	33,036,531	33,404,735	32,855,343
Dilutive shares resulting from:
Stock options	364,289	442,182	426,579	399,850
Restricted stock	—	1,106	—	1,004
Restricted share units	304,182	409,099	308,678	373,573
Weighted average shares outstanding - diluted	34,119,482	33,888,918	34,139,992	33,629,770

During the three months ended July 1, 2011 and June 25, 2010, stock options to purchase 1,924,586 shares and 1,754,605 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive. During the six months ended July 1, 2011 and June 25, 2010, stock options to purchase 2,441,061 shares and 1,940,975 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive.

6.             COMPREHENSIVE INCOME

Comprehensive income refers to revenues, expenses, gains and losses that are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The components of comprehensive income for the three and six months ended July 1, 2011 and June 25, 2010 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2011	2010	2011	2010
Net income	$9,856	$9,091	$16,739	$14,661
Other comprehensive income (loss):
Amortization of unrecognized gain
on employee benefits	(3)	4	1	8
Foreign currency translation	—	(54)	228	89
Unrealized loss on short-term investments	—	—	—	(1)
Total comprehensive income	$9,853	$9,041	$16,968	$14,757

7.             SHARE-BASED COMPENSATION

During the three months ended July 1, 2011 and June 25, 2010, share-based compensation expense was $1.6 million and $1.2 million, respectively. During the six months ended July 1, 2011 and June 25, 2010, share-based compensation expense was $2.8 million and $2.0 million, respectively. As of July 1, 2011, there was $11.6 million of total unrecognized share-based compensation expense related to unvested share-based payment awards. The expense is expected to be recognized over a weighted-average period of 2.5 years.

During the three months ended July 1, 2011 and June 25, 2010, the Company granted 32,368 and 36,736 stock options, respectively, with a weighted-average grant date fair value of $7.57 and $8.00, respectively. During the six months ended July 1, 2011 and June 25, 2010, the Company granted 377,659 and 294,473 stock options, respectively, with a weighted-average grant date fair value of $8.33 and $7.21, respectively. The fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility is based on historical performance of the Company’s stock. The Company also considers historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant.

The Black-Scholes weighted-average assumptions were as follows:

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2011	2010	2011	2010
Expected volatility	40.9%	40.5%	41.0%	41.5%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.8%	2.2%	2.1%	2.4%
Expected life (in years)	5.0	5.0	5.0	5.0

During the three months ended July 1, 2011 and June 25, 2010, there were 1,889 and 118,101 stock options exercised, respectively, with an intrinsic value of less than $0.1 million and $0.7 million, respectively. During the six months ended July 1, 2011 and June 25, 2010, there were 40,087 and 465,649 stock options exercised with an intrinsic value of $0.2 million and $2.0 million, respectively.

A summary status of restricted stock, restricted share units and deferred stock units as of July 1, 2011 and changes during the six months then ended is presented below:

	Restricted Stock		Restricted Share Units		Deferred Stock Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at December 31, 2010	8,050	$23.84	659,576	$12.06	93,134	$19.27
Granted	—	—	132,520	21.64	24,201	19.78
Vested	—	—	(150,892)	8.10	—	—
Forfeited	—	—	(4,875)	7.89	—	—
Outstanding at July 1, 2011	8,050	$23.84	636,329	$15.02	117,335	$19.37

During the three months ended July 1, 2011 and June 25, 2010, no restricted stock awards vested. During the six months ended July 1, 2011, no restricted stock awards vested. During the six months ended June 25, 2010, there were 2,300 restricted stock awards vested with a fair value of less than $0.1 million.

During the three months ended July 1, 2011, no restricted share units vested. During the three months ended June 25, 2010, 10,399 restricted share units vested with a fair value of $0.2 million. During the six months ended July 1, 2011 and June 25, 2010, 150,892 and 19,548 restricted share units vested with a fair value of $3.3 million and $0.3 million, respectively.

8.             CONTINGENCIES

Contingent Liabilities

As of July 1, 2011 and December 31, 2010, the Company was contingently liable for outstanding letters of credit aggregating to $7.6 million and $7.9 million, respectively.

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

The Parent Company is a holding company whose only asset is the stock of its subsidiaries. The Parent Company conducts virtually all of its business operations through the Subsidiary Issuer. Accordingly, the Parent Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in the Subsidiary Issuer that are derived from the earnings and cash flow generated by the Subsidiary Issuer. Through July 1, 2011, no dividends have been paid.

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

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF JULY 1, 2011

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$82,763	$30	$—	$82,793
Accounts receivable - trade	—	147,067	—	—	147,067
Inventory	—	212,901	—	—	212,901
Intercompany receivable	—	—	191,680	(191,680)	—
Other current assets	—	38,704	2	—	38,706
Total current assets	—	481,435	191,712	(191,680)	481,467

Property and equipment, net	—	57,275	—	—	57,275
Goodwill	—	343,853	—	—	343,853
Other intangible assets, net	—	138,261	—	—	138,261
Investment in subsidiaries	516,484	196,114	—	(712,598)	—
Other assets	—	2,619	6,621	—	9,240
Total assets	$516,484	$1,219,557	$198,333	$(904,278)	$1,030,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$108,087	$—	$—	$108,087
Accrued expenses and other current liabilities	—	47,141	2,219	—	49,360
Intercompany payable	—	191,680	—	(191,680)	—
Current portion of long-term debt and capital leases	—	607	—	—	607
Total current liabilities	—	347,515	2,219	(191,680)	158,054

Long-Term Liabilities:
Long-term debt and capital leases, net of current portion	—	300,570	—	—	300,570
Other liabilities	—	54,988	—	—	54,988
Total liabilities	—	703,073	2,219	(191,680)	513,612

Senior preferred stock	—	932,879	—	(932,879)	—

Stockholders’ equity (deficit)	516,484	(416,395)	196,114	220,281	516,484
Total liabilities and stockholders’ equity	$516,484	$1,219,557	$198,333	$(904,278)	$1,030,096

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JULY 1, 2011

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$317,679	$—	$—	$317,679
Cost of sales	—	201,545	—	—	201,545
Gross profit	—	116,134	—	—	116,134

Operating Expenses:
Selling, general and administrative expenses	—	93,011	4	(4,763)	88,252
Depreciation and amortization	—	5,853	—	—	5,853
Other operating income	—	—	(4,763)	4,763	—
Equity earnings of subsidiaries	(9,856)	(3,584)	—	13,440	—
Total operating expenses	(9,856)	95,280	(4,759)	13,440	94,105
Operating income	9,856	20,854	4,759	(13,440)	22,029

Interest and other (expense) income, net	—	(6,455)	744	—	(5,711)
Income before income taxes	9,856	14,399	5,503	(13,440)	16,318
Income taxes	—	4,543	1,919	—	6,462
Net income	9,856	9,856	3,584	(13,440)	9,856
Preferred stock dividends	—	(31,463)	—	31,463	—
Net income (loss) attributable to common stockholders	$9,856	$(21,607)	$3,584	$18,023	$9,856

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 1, 2011

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$615,096	$—	$—	$615,096
Cost of sales	—	388,021	—	—	388,021
Gross profit	—	227,075	—	—	227,075

Operating Expenses:
Selling, general and administrative expenses	—	185,828	16	(9,505)	176,339
Depreciation and amortization	—	11,605	—	—	11,605
Other operating income	—	—	(9,505)	9,505	—
Equity earnings of subsidiaries	(16,739)	(7,208)	—	23,947	—
Total operating expenses	(16,739)	190,225	(9,489)	23,947	187,944
Operating income	16,739	36,850	9,489	(23,947)	39,131

Interest and other (expense) income, net	—	(12,857)	1,457	—	(11,400)
Income before income taxes	16,739	23,993	10,946	(23,947)	27,731
Income taxes	—	7,254	3,738	—	10,992
Net income	16,739	16,739	7,208	(23,947)	16,739
Preferred stock dividends	—	(61,865)	—	61,865	—
Net income (loss) attributable to common stockholders	$16,739	$(45,126)	$7,208	$37,918	$16,739

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 1, 2011

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash provided by operating activities	$—	$27,418	$549	$—	$27,967
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(10,543)	—	—	(10,543)
Proceeds from sales and maturities of short-term investments	—	100	—	—	100
Purchase of businesses, net of cash acquired	—	(9,496)	—	—	(9,496)
Other	—	581	—	(581)	—
Net cash used in investing activities	—	(19,358)	—	(581)	(19,939)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	969	—	—	969
Repayment of debt and capital lease obligations	—	(13,695)	—	—	(13,695)
Proceeds from stock options exercised	—	626	—	—	626
Other	—	(204)	(581)	581	(204)
Net cash used in financing activities	—	(12,304)	(581)	581	(12,304)
Effect of exchange rate changes on cash and cash equivalents	—	88	—	—	88
Net decrease cash and cash equivalents	—	(4,156)	(32)	—	(4,188)
Cash and cash equivalents at beginning of period	—	86,919	62	—	86,981
Cash and cash equivalents at end of period	$—	$82,763	$30	$—	$82,793

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

•                  healthcare costs,

•                  changes to tariffs between the countries in which we operate,

•                  labor and benefit costs,

•                  adverse changes in trends in the home improvement and remodeling and home building markets,

•                  weather conditions,

•                  the loss of significant customers,

•                  economic slowdowns,

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

•                  currency exchange rates,

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

We deliver our products through our network of 56 distribution centers and 27 professional contractor showrooms located throughout the United States, Canada and Puerto Rico, 43 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

Our information technology and logistics platform supports our major business functions, allowing us to market and sell our products at varying price points depending on the customer’s service requirements. While we market our products under a variety of brands, generally our brands draw from the same inventory within common distribution centers and share associated employee and transportation costs. In addition, we have centralized marketing, purchasing and catalog production operations to support our brands. We believe that our information technology and logistics platform also benefits our customers by allowing us to offer a broad product selection at highly competitive prices while maintaining the unique customer appeal of each of our targeted brands. Overall, we believe that our common operating platform has enabled us to improve customer service, maintain lower operating costs, efficiently manage working capital and support our growth initiatives.

Results of Operations

The following table presents information derived from the condensed consolidated statements of earnings expressed as a percentage of revenues for the three and six months ended July 1, 2011 and June 25, 2010:

	% of Net Sales		% Increase	% of Net Sales		% Increase
	Three Months Ended		(Decrease)	Six Months Ended		(Decrease)
	July 1,	June 25,	2011	July 1,	June 25,	2011
	2011	2010	vs. 2010 (1)	2011	2010	vs. 2010 (1)

Net sales	100.0%	100.0%	17.6%	100.0%	100.0%	19.3%
Cost of sales	63.4	62.4	19.5	63.1	61.8	21.8
Gross profit	36.6	37.6	14.3	36.9	38.2	15.4

Operating Expenses:
Selling, general and administrative expenses	27.8	28.7	13.9	28.7	30.0	14.0
Depreciation and amortization	1.8	1.8	18.6	1.9	1.9	19.8
Total operating expense	29.6	30.5	14.2	30.6	31.9	14.3
Operating income	6.9	7.1	15.0	6.4	6.3	21.0

Interest expense	(1.9)	(1.6)	39.6	(2.0)	(1.7)	39.8
Interest income and other income	0.1	0.1	26.9	0.1	0.1	8.8
Income before income taxes	5.1	5.6	8.1	4.5	4.7	14.0
Income tax provision	(2.0)	(2.2)	7.6	(1.8)	(1.9)	13.6
Net income	3.1%	3.4%	8.4%	2.7%	2.8%	14.2%

(1)          Percent increase (decrease) represents the actual change as a percent of the prior year’s result.

Overview. During the three months ended July 1, 2011, our net sales increased 17.6%. This increase primarily reflected the impact of our recent acquisitions, as well as modest economic improvements across our facilities maintenance end-markets. Sales to customers in our facilities maintenance end-markets, which make up 77% of our total sales and include residential multi-family housing and institutional MRO customers, increased 24.9% in total as a result of our CleanSource and NCP acquisitions, and 3.7% on an organic sales basis during the second quarter of 2011 compared to the second quarter of 2010. Sales to our professional contractor and specialty distributor customers, which represent 13% and 10% of our total sales, respectively, decreased 0.3% and 3.3%, respectively. Although we are starting to see some signs of stabilization, demand from these customers continues to be impacted by the general economic conditions, particularly as it relates to residential new construction and renovations activity. We expect continued variability within our end-markets; however, we believe the impact on sales related to the market weakness during 2011 will be less severe than we experienced during 2009 and 2010. We expect sales to our customers to increase modestly during the remainder of 2011 as limited and uneven economic improvements occur across our end-markets.

Our net income as a percentage of sales was 3.1% in the second quarter compared to 3.4% in the comparable prior year period. The decrease in net income as a percent of sales is primarily a result of lower gross profit margins and higher interest expense.

We remain focused on expense control while continuing to invest in our operating platform for the long term. Accordingly, our plans include continued investments in the consolidation of our distribution network, in enhancements to our information technology solutions and in qualified sales and support personnel.

Three Months Ended July 1, 2011 Compared to Three Months Ended June 25, 2010

Net Sales. Our net sales increased by $47.5 million, or 17.6%, to $317.7 million in the three months ended July 1, 2011 from $270.2 million in the three months ended June 25, 2010. The increase in sales resulted from sales of $41.7 million from our recently acquired brands, CleanSource and NCP, as well as $5.8 million from net increases in comparable sales to our facilities maintenance, professional contractor and specialty distributor customers.

Gross Profit. Gross profit increased by $14.6 million, or 14.3%, to $116.1 million in the three months ended July 1, 2011 from $101.6 million in the three months ended June 25, 2010. Our gross profit margin decreased 100 basis points to 36.6% for the three months ended July 1, 2011 compared to 37.6 % for the three months ended June 25, 2010. This decrease in gross profit margin was primarily related to our CleanSource and NCP acquisitions, as they have lower gross profit margins due to their product mix.

Selling, General and Administrative Expenses. SG&A expenses increased by $10.8 million, or 13.9%, to $88.3 million in the three months ended July  1, 2011 from $77.5 million in the three months ended June 25, 2010. As a percent of sales, SG&A decreased to 27.8% for the three months ended July 1, 2011 compared to 28.7 % for the three months ended June 25, 2010. The decrease in SG&A expenses as a percentage of sales was primarily due to lower distribution consolidation expenses, lower bad debt expense, lower occupancy related expenses, and lower payroll costs, as well as the impact from our CleanSource and NCP acquisitions, as they have lower SG&A expenses as a percentage of sales, offset in part by higher delivery and fuel expenses and higher health insurance costs.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.9 million to $5.9 million in the three months ended July 1, 2011 from $4.9 million in the three months ended June 25, 2010. As a percentage of sales, depreciation and amortization was 1.8% in both the three months ended July 1, 2011 and June 25, 2010. The increase in depreciation and amortization expense was primarily due to our CleanSource and NCP acquisitions, as well as higher depreciation resulting from higher capital spending over the last three years associated with enhancements to our information technology infrastructure and distribution center consolidation and integration efforts.

Operating Income. As a result of the foregoing, operating income increased by $2.9 million, or 15.0%, to $22.0 million in the three months ended July 1, 2011 from $19.2 million in the three months ended June 25, 2010. As a percent of sales, operating income decreased to 6.9% in the three months ended July 1, 2011 compared to 7.1 % in the three months ended June 25, 2010.

Interest Expense. Interest expense increased by $1.7 million in the three months ended July 1, 2011 to $6.1 million from $4.4 million in the three months ended June 25, 2010. This increase was primarily due to a higher weighted average interest rate as our ratio of fixed versus floating rate debt increased from the series of refinancing transactions completed on November 16, 2010.

Interest and Other Income. Interest and other income increased by $0.1 million, or 26.9%, to $0.4 million in the three months ended July 1, 2011 from $0.3 million in the three months ended June 25, 2010.

Provision for Income Taxes. The effective tax rate for the three months ended July 1, 2011 was 39.6% compared to 39.8% for the three months ended June 25, 2010. The decrease in the effective tax rate was primarily due to the reduction of tax attributes associated with share-based compensation, partially offset by an increase in state income taxes.

Six Months Ended July 1, 2011 Compared to Six Months Ended June 25, 2010

Net Sales. Our net sales increased $99.7 million, or 19.3%, to $615.1 million in the six months ended July 1, 2011 from $515.4 million in the six months ended June 25, 2010. The increase in sales resulted from sales of $79.3 million from our recently acquired brands, CleanSource and NCP, as well as $20.4 million from net increases in comparable sales to our facilities maintenance, professional contractor and specialty distributor customers.

Gross Profit. Gross profit increased $30.4 million, or 15.4%, to $227.1 million in the six months ended July 1, 2011 from $196.7 million in the six months ended June 25, 2010. Our gross profit margin decreased 130 basis points to 36.9% for the six months ended July 1, 2011 compared to 38.2% for the six months ended June 25, 2010. Of this decrease, 100 basis points was related to our CleanSource and NCP acquisitions, as they have lower gross profit margins due to their product mix, while the remaining decline was primarily attributable to a shift in sales mix across various product categories.

Selling, General and Administrative Expenses. SG&A expenses increased $21.6 million, or 14.0%, to $176.3 million in the six months ended July 1, 2011 from $154.7 million in the six months ended June 25, 2010. As a percent of sales, SG&A decreased to 28.7% for the six months ended July 1, 2011 compared to 30.0% for the six months ended June 25, 2010. The decrease in SG&A expenses as a percentage of sales was primarily due to lower distribution consolidation expenses, lower bad debt expense, lower occupancy related expenses, and lower payroll costs, as well as the impact from our CleanSource and NCP acquisitions, as they have lower SG&A expenses as a percentage of sales, offset in part by higher delivery and fuel expenses and higher health care costs.

Depreciation and Amortization. Depreciation and amortization expense increased $1.9 million to $11.6 million in the six months ended July 1, 2011 from $9.7 million in the six months ended June 25, 2010. As a percentage of sales, depreciation and amortization was 1.9% in both the six months ended July 1, 2011 and June 25, 2010. The increase in depreciation and amortization expense was primarily due to our CleanSource and NCP acquisitions, as well as higher depreciation resulting from higher capital spending over the last three years associated with enhancements to our information technology infrastructure and distribution center consolidation and integration efforts.

Operating Income. As a result of the foregoing, operating income increased $6.8 million, or 21.0%, to $39.1 million in the six months ended July 1, 2011 from $32.3 million in the six months ended June 25, 2010. As a percent of sales, operating income increased to 6.4% in the six months ended July 1, 2011 compared to 6.3% in the six months ended June 25, 2010.

Interest Expense. Interest expense increased $3.5 million in the six months ended July 1, 2011 to $12.2 million from $8.7 million in the six months ended June 25, 2010. This increase was primarily due to a higher weighted average interest rate as our ratio of fixed versus floating rate debt increased from the series of refinancing transactions completed on November 16, 2010.

Interest and Other Income. Interest and other income increased $0.1 million to $0.8 million in the six months ended July 1, 2011 compared to $0.7 million in the six months ended June 25, 2010.

Provision for Income Taxes. The effective tax rate for the six months ended July 1, 2011 was 39.6% compared to 39.8% for the six months ended June 25, 2010. The decrease in the effective tax rate was primarily due to the reduction of tax attributes associated with share-based compensation, partially offset by an increase in state income taxes.

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

As of July 1, 2011, we had $300.0 million of the 7.00% Notes outstanding and $189.6 million of availability under our ABL Facility, net of $7.6 million in letters of credit.

Financial Condition

Working capital increased by $21.9 million to $323.4 million as of July 1, 2011 from $301.6 million as of December 31, 2010. The increase in working capital was primarily funded by cash flows from operations.

Cash Flow

Operating Activities. Net cash provided by operating activities was $28.0 million in the six months ended July 1, 2011 compared to net cash provided by operating activities of $16.1 million in the six months ended June 25, 2010.

Net cash provided by operating activities of $28.0 million in the six months ended July 1, 2011 primarily consisted of net income of $16.8 million, adjustments for non-cash items of $20.4 million and cash used in working capital items of $9.1 million. Adjustments for non-cash items primarily consisted of $11.6 million in depreciation and amortization of property, equipment and intangible assets, $4.3 million in deferred income taxes, $2.8 million in share-based compensation, $1.8 million in bad debt expense, and $0.7 million in amortization of debt issuance costs, partially offset by $0.9 million in excess tax benefits from share-based compensation. The cash used in working capital items consisted of $22.2 million from increased trade receivables, net of changes in our allowance for doubtful accounts, resulting from the timing of collections, $4.8 million from increased inventory levels primarily in preparation for normal seasonal demands in our business, and $2.2 million of decreased accrued expenses and other current liabilities primarily due to lower accrued compensation resulting from the timing of payments. These items were partially offset by $8.7 million from increased trade payables balances as a result of the timing of purchases and related payments, $7.1 million from decreased prepaid expenses and other current assets primarily as a result of higher collections of rebates from vendors, $4.0 million from the increase in current income taxes resulting from an increase in income before taxes, and $0.4 million from timing of interest payments.

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

Investing Activities. Net cash used in investing activities was $19.9 million in the six months ended July 1, 2011 compared to net cash used in investing activities of $8.2 million in the six months ended June 25, 2010.

Net cash used in investing activities in the six months ended July 1, 2011 was primarily attributable to $10.5 million of capital expenditures made in the ordinary course of business and $9.5 million in costs related to purchases of businesses.

Net cash used in investing activities in the six months ended June 25, 2010 was primarily attributable to $8.2 million of capital expenditures associated with our distribution center consolidation projects and our information technology infrastructure, as well as those made in the ordinary course of business.

Financing Activities. Net cash used in financing activities totaled $12.3 million in the six months ended July 1, 2011 compared to net cash provided by financing activities of $4.4 million in the six months ended June 25, 2010.

Net cash used in financing activities in the six months ended July 1, 2011 was attributable to the redemption of the remaining $13.4 million of our 8 1/8% Notes and $0.3 million of payments on capital lease obligations, partially offset by a $1.0 million net increase in purchase card payable and $0.5 million of proceeds from stock options exercised and excess tax benefits from share-based compensation, net of treasury stock acquired to satisfy minimum statutory tax withholding requirements resulting from the vesting or exercising of equity awards.

Net cash provided by financing activities in the six months ended June 25, 2010 was attributable to proceeds received from stock options exercised and related excess tax benefits of $7.7 million, partially offset by a $1.5 million net decrease in purchase card payable.

Capital Expenditures

Capital expenditures were $10.5 million in the six months ended July 1, 2011 compared to $8.2 million in the six months ended June 25, 2010. Capital expenditures as a percentage of sales were 1.7% in the six months ended July 1, 2011 compared to 1.6% in the six months ended June 25, 2010. The increase in capital expenditures was driven primarily by the continued consolidation of our distribution center network including the investments in larger more efficient distribution centers and enhancements to our information technology systems. In addition, during the six months ended July 1, 2011 and June 25, 2010, we acquired leasehold improvements through non-cash lease incentives of $0.5 million and $1.6 million, respectively.

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

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at Interline New Jersey’s option, either adjusted LIBOR or at an alternate base rate, in each case plus an applicable margin. As of July 1, 2011, the applicable margin was equal to 2.25% per annum for loans bearing interest by reference to the adjusted LIBOR and 1.25% per annum for loans bearing interest by reference to the alternate base rate. The applicable margin is adjusted quarterly by reference to a grid based on average availability under the ABL Facility. The applicable margin for the upcoming quarter is expected to be 2.25% per annum for loans bearing interest by reference to the adjusted LIBOR and 1.25% per annum for loans bearing interest by reference to the alternate base rate.

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

As of July 1, 2011, we had $189.6 million of availability under our ABL Facility, net of $7.6 million in letters of credit. We believe that cash and cash equivalents on hand, cash flow from operations and available borrowing capacity under our ABL Facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations in the foreseeable future.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. During the six months ended July 1, 2011, there were no significant changes to any of our critical accounting policies.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 will provide clarification of certain fair value concepts such as principal market determination; valuation premise and highest and best use; measuring fair value of instruments with offsetting market or counterparty credit risks; blockage factor and other premiums and discounts; and liabilities and instruments classified in shareholders’ equity. In addition, the pronouncement will provide guidance for new disclosures such as transfers between Level 1 and Level 2 of the fair value hierarchy; Level 3 fair value measurements; an entity’s use of an asset when it is different from its highest and best use; and fair value hierarchy disclosures for financial instruments not measured at fair value but disclosed. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. We believe the adoption of this guidance will primarily affect certain disclosures related to fair value and will not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This pronouncement will bring consistency to the way reporting entities disclose comprehensive income in their consolidated financial statements and related notes. ASU 2011-05 will no longer permit disclosure of comprehensive income in either the statement of shareholders’ equity or in a note to the consolidated financial statements. Instead, reporting entities will have two options for presenting comprehensive income. The first option presents comprehensive income in a single statement, which includes two components: net income and other comprehensive income. The second option allows the presentation of comprehensive income in two separate but consecutive statements: one for net income and the other for other comprehensive income. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption permitted. The new guidance will require retrospective application. Because this ASU impacts presentation only, adoption will not have an impact on the Company’s financial condition, results of operations or cash flows.

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

Interest Rate Risk

The fair market value of our 7.00% Notes is subject to interest rate risk. As of July 1, 2011, the estimated fair market value of our 7.00% Notes was approximately $304.5 million, or 101.5% of par.

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers is from China and other countries in Asia and is transacted in U.S. dollars. Accordingly, our exposure to risk from foreign currency exchange rates was not material as of July 1, 2011.

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

Derivative Financial Instruments

As of July 1, 2011, we did not have any interest rate exchange agreements or swaps. Historically, we entered into derivative financial instruments from time to time, including interest rate exchange agreements or swaps, to manage our exposure to fluctuations in interest rates on our debt.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 1, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2011, our disclosure controls and procedures were effective to (1) ensure that material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

	1	Condensed Consolidated Balance Sheets as of July 1, 2011 and December 31, 2010;
	2	Condensed Consolidated Statements of Earnings for the three and six months ended July 1, 2011 and June 25, 2010;
	3	Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2011 and June 25, 2010; and
	4	Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERLINE BRANDS, INC.
Registrant

Date: August 8, 2011	By:	/S/ JOHN A. EBNER
John A. Ebner
Chief Financial Officer
(Duly Authorized Signatory and Principal Financial Officer)