Form 10-Q
period 2011-09-30
INTERLINE BRANDS, INC./DE
filed 2011-11-07
CIK 1292900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 3, 2011, there were 32,084,503 shares of the registrant’s common stock outstanding (excluding 1,469,639 shares held in treasury), par value $0.01.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$85,128	$86,981
Short-term investments	—	100
Accounts receivable - trade (net of allowance for doubtful accounts of $7,310 and $9,088)	149,925	122,619
Inventory	210,506	203,269
Prepaid expenses and other current assets	23,545	28,816
Income taxes receivable	853	2,086
Deferred income taxes	15,422	17,381
Total current assets	485,379	461,252

Property and equipment, net	57,433	54,546
Goodwill	344,645	341,168
Other intangible assets, net	136,350	141,562
Other assets	8,999	9,081
Total assets	$1,032,806	$1,007,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$100,555	$96,878
Accrued expenses and other current liabilities	45,262	45,181
Accrued interest	8,377	2,852
Income taxes payable	3,255	819
Current portion of long-term debt	—	13,358
Current portion of capital leases	523	607
Total current liabilities	157,972	159,695

Long-Term Liabilities:
Deferred income taxes	48,872	44,045
Long-term debt, net of current portion	300,000	300,000
Capital leases, net of current portion	523	906
Other liabilities	6,620	6,731
Total liabilities	513,987	511,377
Commitments and contingencies (see Note 8)
Senior preferred stock; $0.01 par value, 20,000,000 authorized; none outstanding as of September 30, 2011 and December 31, 2010	—	—

Stockholders’ Equity:
Common stock; $0.01 par value, 100,000,000 authorized; 33,529,227 issued and 32,554,823 outstanding as of September 30, 2011 and 33,336,373 issued and 33,214,073 outstanding as of December 31, 2010	335	333
Additional paid-in capital	598,954	593,031
Accumulated deficit	(67,703)	(96,824)
Accumulated other comprehensive income	1,470	1,865
Treasury stock, at cost, 974,404 shares as of September 30, 2011 and 122,300 as of December 31, 2010	(14,237)	(2,173)
Total stockholders’ equity	518,819	496,232
Total liabilities and stockholders’ equity	$1,032,806	$1,007,609

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 24, 2010

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2011	2010	2011	2010

Net sales	$331,349	$276,821	$946,445	$792,193
Cost of sales	209,008	171,991	597,029	490,649
Gross profit	122,341	104,830	349,416	301,544

Operating Expenses:
Selling, general and administrative expenses	90,253	76,987	266,592	231,686
Depreciation and amortization	5,926	4,981	17,531	14,667
Total operating expenses	96,179	81,968	284,123	246,353
Operating income	26,162	22,862	65,293	55,191

Interest expense	(6,138)	(4,373)	(18,327)	(13,092)
Interest and other income	399	541	1,188	1,266
Income before income taxes	20,423	19,030	48,154	43,365
Income taxes	8,041	7,518	19,033	17,192
Net income	$12,382	$11,512	$29,121	$26,173

Earnings Per Share:
Basic	$0.37	$0.35	$0.87	$0.79
Diluted	$0.37	$0.34	$0.86	$0.78

Weighted-Average Shares Outstanding:
Basic	33,271,753	33,084,756	33,359,746	32,931,814
Diluted	33,860,017	33,796,615	34,045,996	33,685,652

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 24, 2010

(in thousands)

	September 30,	September 24,
	2011	2010
Cash Flows from Operating Activities:
Net income	$29,121	$26,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,531	14,970
Amortization of debt issuance costs	1,020	775
Amortization of discount on 8 1/8% senior subordinated notes	—	115
Share-based compensation	4,425	3,299
Excess tax benefits from share-based compensation	(858)	(775)
Deferred income taxes	6,571	1,270
Provision for doubtful accounts	2,256	3,629
Loss on disposal of property and equipment	107	129

Changes in assets and liabilities which provided (used) cash, net of business acquired:
Accounts receivable - trade	(25,690)	(16,499)
Inventory	(2,751)	(33,756)
Prepaid expenses and other current assets	4,406	(5,670)
Other assets	181	(97)
Accounts payable	614	9,235
Accrued expenses and other current liabilities	(4,548)	6,691
Accrued interest	5,521	2,609
Income taxes	5,394	345
Other liabilities	(238)	6
Net cash provided by operating activities	43,062	12,449
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(15,036)	(12,937)
Purchase of short-term investments	—	(3,002)
Proceeds from sales and maturities of short-term investments	100	4,012
Purchase of businesses, net of cash acquired	(9,695)	(145)
Net cash used in investing activities	(24,631)	(12,072)
Cash Flows from Financing Activities:
Increase (decrease) in purchase card payable, net	3,341	(1,463)
Repayment of term debt	—	(1,590)
Repayment of 8 1/8% senior subordinated notes	(13,358)	—
Payment of debt issuance costs	(34)	—
Payments on capital lease obligations	(467)	(198)
Proceeds from stock options exercised	641	7,211
Excess tax benefits from share-based compensation	858	775
Purchases of treasury stock	(11,108)	(97)
Net cash (used in) provided by financing activities	(20,127)	4,638
Effect of exchange rate changes on cash and cash equivalents	(157)	66
Net (decrease) increase in cash and cash equivalents	(1,853)	5,081
Cash and cash equivalents at beginning of period	86,981	99,223
Cash and cash equivalents at end of period	$85,128	$104,304

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$11,469	$9,410
Income taxes, net of refunds	$8,111	$15,644

Schedule of Non-Cash Investing and Financing Activities:
Treasury stock acquired through accrued liabilities	$957	$—
Property acquired through lease incentives	$475	$2,445
Adjustments to liabilities assumed and goodwill on businesses acquired	$163	$—
Contingent consideration associated with purchase of business	$250	$—

See accompanying notes to unaudited condensed consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 24, 2010

1.             DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business

Interline Brands, Inc., a Delaware corporation, and its subsidiaries (“Interline” or the “Company”) is a leading national distributor and direct marketer of maintenance, repair and operations (“MRO”) products. The Company sells plumbing, electrical, hardware, security, heating, ventilation and air conditioning (“HVAC”), janitorial and sanitation (“JanSan”) supplies and other MRO products. Interline’s highly diverse customer base consists of multi-family housing, educational, lodging, government and healthcare facilities, professional contractors and specialty distributors.

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

Interline Brands, Inc. is the holding company of the Interline group of businesses, including its principal operating subsidiary, Interline Brands, Inc., a New Jersey corporation (“Interline New Jersey”).

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

The Company had no short-term investments as of September 30, 2011. As of December 31, 2010, the Company’s short-term investments, which were classified as available-for-sale, were comprised of pre-refunded municipal bonds. Pre-refunded municipal bonds are bonds that are refinanced by the issuer and remain outstanding in the marketplace until a specific call date or maturity date is reached. Pre-refunded municipal bonds are secured by U.S. Treasury securities placed in an irrevocable escrow account. As of December 31, 2010, both the carrying amount and fair value of the Company’s short-term investments were $0.1 million. The fair value of the pre-refunded municipal bonds was estimated using Level 1 inputs and was determined by quoted market prices as they were publicly traded.

The following table shows the carrying amount and the fair value of the Company’s senior subordinated notes as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior subordinated notes (1)	$300,000	$293,250	$300,000	$304,500

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

Segment Information

The Company has one operating segment and, therefore, one reportable segment, the distribution of MRO products. The Company’s revenues and assets outside the United States are not significant. The Company’s net sales by product category were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
Product Category (1)	2011	2010	2011	2010
Janitorial and sanitation	$121,618	$75,868	$349,148	$219,009
Plumbing	69,704	65,186	208,061	196,382
Heating, ventilation and air conditioning	35,300	34,429	92,584	92,144
Electrical and lighting	30,798	29,845	90,609	87,466
Appliances and parts	19,839	18,176	56,350	52,241
Security and safety	17,774	17,159	49,446	46,715
Hardware, tools and fixtures	15,765	15,504	46,243	44,924
Other	20,551	20,654	54,004	53,312
Total	$331,349	$276,821	$946,445	$792,193

(1)   During 2010, the Company implemented a new product information management system. In conjunction with this implementation, the Company went through and is completing its robust product identification process and, as a result, stock keeping units are realigned within product categories. Therefore, the prior periods in this table have been recast to be consistent with current presentation.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). The amendments in ASU 2011-04 will provide clarification of certain fair value concepts such as principal market determination; valuation premise and highest and best use; measuring fair value of instruments with offsetting market or counterparty credit risks; blockage factor and other premiums and discounts; and liabilities and instruments classified in shareholders’ equity. In addition, the pronouncement will provide guidance for new disclosures such as transfers between Level 1 and Level 2 of the fair value hierarchy; Level 3 fair value measurements; an entity’s use of an asset when it is different from its highest and best use; and fair value hierarchy disclosures for financial instruments not measured at fair value but disclosed. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. We believe the adoption of this guidance will primarily affect certain disclosures related to fair value and will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350) (“ASU 2011-08”).  The amendments in ASU 2011-08 are intended to simplify how entities test goodwill for impairment.  The amendments will permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  Because this guidance only enhances the steps performed to determine whether a potential impairment exists (but should not impact the resulting conclusion), the adoption will not have an impact on the Company’s financial condition, results of operations, or cash flows.

2.             ACQUISITIONS

On January 28, 2011, Interline New Jersey acquired substantially all of the assets and a portion of the liabilities of Northern Colorado Paper, Inc. (“NCP”) for $9.6 million in cash and an earn-out of up to $0.3 million in cash over two years. NCP, which is headquartered in Greeley, Colorado, is a regional distributor of JanSan supplies, primarily servicing institutional facilities in the healthcare, education and food service industries. This acquisition represents an expansion of the Company’s offering of JanSan products in the western United States.

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

As of September 30, 2011, the fair value of the earn-outs associated with the acquisitions of CleanSource and NCP was $4.0 million and $0.3 million, respectively. Since the dates of acquisition, there have been no changes in the range of outcomes assumed when valuing these contingent liabilities.

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

The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Balance at December 31, 2010	Charged to Expense	Deductions	Balance at September 30, 2011
$9,088	$2,256	$(4,034)	$7,310

4.             RESTRUCTURING AND ACQUISITION ACCRUALS

Restructuring Accruals

Since 2008, the Company has undertaken certain significant changes in its cost structure. These operational initiatives focus on reducing the Company’s overall operating cost structure. The following table summarizes the changes to related accruals, which are included in accrued expenses and other current liabilities, during the nine months ended September 30, 2011 (in thousands):

Facility Closing and Other Costs
Balance at December 31, 2010	$475
Payments	(266)
Adjustments (1)	(76)
Balance at September 30, 2011	$133

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

Acquisition Accruals

The following table summarizes the accruals assumed in connection with the Company’s business combinations, which are included in accrued expenses and other current liabilities (in thousands):

	Employee Severance and Relocation	Facility Closing and Other Costs	Total
Balance at December 31, 2010	$44	$917	$961
Payments	—	(116)	(116)
Write-offs	—	(269)	(269)
Balance at September 30, 2011	$44	$532	$576

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

The following summarizes the shares of common stock used to calculate earnings per share including the potentially dilutive impact of stock options, restricted stock and restricted share units, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2011	2010	2011	2010
Weighted average shares outstanding - basic	33,271,753	33,084,756	33,359,746	32,931,814
Dilutive shares resulting from:
Stock options	242,269	315,464	365,139	371,721
Restricted stock	590	437	196	813
Restricted share units	345,405	395,958	320,915	381,304
Weighted average shares outstanding - diluted	33,860,017	33,796,615	34,045,996	33,685,652

During the three months ended September 30, 2011 and September 24, 2010, stock options to purchase 1,975,775 shares and 1,849,705 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive. During the nine months ended September 30, 2011 and September 24, 2010, stock options to purchase 2,109,751 shares and 1,910,550 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive.

6.             COMPREHENSIVE INCOME

Comprehensive income refers to net income plus revenues, expenses, gains and losses that are recorded directly as an adjustment to stockholders’ equity, net of tax, including changes in employee benefit plan obligations and foreign currency translation. The components of comprehensive income for the three and nine months ended September 30, 2011 and September 24, 2010 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2011	2010	2011	2010
Net income	$12,382	$11,512	$29,121	$26,173
Other comprehensive (loss) income:
Amortization of unrecognized (loss)/gain on employee benefits	(3)	5	(2)	13
Foreign currency translation	(621)	68	(393)	152
Total comprehensive income	$11,758	$11,585	$28,726	$26,338

7.             SHARE-BASED COMPENSATION

During the three months ended September 30, 2011 and September 24, 2010, share-based compensation expense was $1.6  million and $1.3 million, respectively. During the nine months ended September 30, 2011 and September 24, 2010, share-based compensation expense was $4.4 million and $3.3 million, respectively. As of September 30, 2011, there was $10.4 million of total unrecognized share-based compensation expense related to unvested share-based payment awards. The expense is expected to be recognized over a weighted-average period of 2.4 years.

During both the three months ended September 30, 2011 and September 24, 2010, the Company did not grant any stock options. During the nine months ended September 30, 2011 and September 24, 2010, the Company granted 377,659 and 292,473 stock options, respectively, with a weighted-average grant date fair value of $8.33 and $7.21, respectively. The fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility is based on historical performance of the Company’s stock. The Company also considers historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant.

The Black-Scholes weighted-average assumptions were as follows:

	Nine Months Ended
	September 30,	September 24,
	2011	2010
Expected volatility	41.0%	41.5%
Expected dividends	0.0%	0.0%
Risk-free interest rate	2.1%	2.4%
Expected life (in years)	5.0	5.0

During the three months ended September 30, 2011 and September 24, 2010, there were 1,875 and 15,924 stock options exercised, respectively, with an intrinsic value of less than $0.1 million in each period. During the nine months ended September 30, 2011 and September 24, 2010, there were 41,962 and 481,573 stock options exercised with an intrinsic value of $0.2 million and $2.1 million, respectively.

A summary status of restricted stock, restricted share units, and deferred stock units as of September 30, 2011 and changes during the nine months then ended is presented below:

	Restricted Stock		Restricted Share Units		Deferred Stock Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at December 31, 2010	8,050	$23.84	659,576	$12.06	93,134	$19.27
Granted	—	—	160,670	20.15	25,123	19.53
Vested	(1,000)	22.92	(150,892)	8.10	—	—
Forfeited	—	—	(5,767)	9.06	—	—
Outstanding at September 30, 2011	7,050	$23.97	663,587	$14.94	118,257	$19.32

During the three months ended September 30, 2011, 1,000 restricted stock awards vested, with a fair value of less than
$0.1 million.  During the three months ended September 24, 2010, zero restricted stock awards vested. During the nine months ended September 30, 2011 and September 24, 2010, 1,000 and 2,300 restricted stock awards vested, respectively, with fair values of less than $0.1 million in each period.

During the three months ended September 30, 2011 and September 24, 2010, zero restricted share units vested. During the nine months ended September 30, 2011 and September 24, 2010, 150,892 and 19,548 restricted share units vested with a fair value of $3.2 million and $0.3 million, respectively.

8.             CONTINGENCIES

Contingent Liabilities

As of September 30, 2011 and December 31, 2010, the Company was contingently liable for outstanding letters of credit aggregating to $7.0 million and $7.9 million, respectively.

Legal Proceedings

The Company has been named as a defendant in an action filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, which was subsequently removed to the United States District Court for the Northern District of Illinois.  The complaint alleges that the Company sent thousands of unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“TCPA”).  At the time of filing the complaint, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from the Company.  Other reported TCPA claims have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances.  Accordingly, we cannot reasonably estimate the amount of loss, if any, arising from this matter.  The Company is vigorously contesting class action certification and liability, and will continue to evaluate its defenses based upon its internal review and investigation of prior events, new information, and future circumstances.

The Company is involved in various other legal proceedings in the ordinary course of its business that are not anticipated to have a material effect on the Company’s results of operations or financial position.

9.             STOCKHOLDERS’ EQUITY

In August 2011, the Company’s Board of Directors authorized the repurchase of up to an aggregate of $25.0 million of the Company’s outstanding common stock.  Share repurchases made under this authorization are expected to be accomplished from time to time based on market conditions, the Company’s cash and debt position, and other factors as determined by management.  The authorization does not have an expiration date and may be modified, suspended, or discontinued by the Board of Directors at any time, in accordance with applicable securities laws.  Shares may be repurchased through open market or privately negotiated transactions.  The Company plans to fund share repurchases with cash generated from operations.  During the nine months ended September 30, 2011, the Company repurchased 805,438 shares of common stock pursuant to this authorization at an aggregate cost of $11.0 million, or an average cost of $13.70 per share, through open market transactions.  Subsequent to September 30, 2011 and through November

3, 2011, the Company repurchased an additional 494,718 shares of common stock pursuant to this authorization at an aggregate cost of $6.9 million, or an average cost of $13.92 per share, through open market transactions.  In total, the Company has repurchased 1,300,156 shares of common stock pursuant to this authorization at an aggregate cost of $17.9 million, or an average cost of $13.78 per share.  The Company used cash flows from operating activities to pay the purchase price for the repurchased shares.  The repurchased shares have become treasury shares.

10.          GUARANTOR SUBSIDIARIES

The 7.00% senior subordinated notes of Interline New Jersey (the “Subsidiary Issuer”), issued in November 2010, are, and the 8 1/8% senior subordinated notes, fully redeemed in January 2011, were, fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by Interline Brands, Inc. (the “Parent Company”) and all of Interline New Jersey’s 100% owned domestic subsidiaries: Wilmar Holdings, Inc., Wilmar Financial, Inc., and Glenwood Acquisition LLC (collectively the “Guarantor Subsidiaries”). The guarantees by the Parent Company and the Guarantor Subsidiaries are senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior subordinated indebtedness and subordinated to any of their existing and future senior indebtedness.

The Parent Company is a holding company whose only asset is the stock of its subsidiaries. The Parent Company conducts virtually all of its business operations through the Subsidiary Issuer. Accordingly, the Parent Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in the Subsidiary Issuer that are derived from the earnings and cash flow generated by the Subsidiary Issuer. Through September 30, 2011, dividends totaling $12.1 million have been paid to the Parent Company from the Subsidiary Issuer for the purpose of funding the share repurchase that occurred during the quarter.

The following tables set forth, on a condensed consolidating basis, the balance sheets, statements of operations and statements of cash flows for the Parent Company, Subsidiary Issuer and Guarantor Subsidiaries for all financial statement periods presented in the Company’s condensed consolidated financial statements. The non-guarantor subsidiaries are minor and are included in the condensed financial data of the Subsidiary Issuer. The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Parent Company or the Guarantor Subsidiaries; therefore, the following tables do not reflect any such allocation.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF SEPTEMBER 30, 2011

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$85,095	$33	$—	$85,128
Accounts receivable - trade, net	—	149,925	—	—	149,925
Inventory	—	210,506	—	—	210,506
Intercompany receivable	—	—	195,105	(195,105)	—
Other current assets	—	39,819	1	—	39,820
Total current assets	—	485,345	195,139	(195,105)	485,379

Property and equipment, net	—	57,433	—	—	57,433
Goodwill	—	344,645	—	—	344,645
Other intangible assets, net	—	136,350	—	—	136,350
Investment in subsidiaries	518,819	199,418	—	(718,237)	—
Other assets	—	2,455	6,544	—	8,999
Total assets	$518,819	$1,225,646	$201,683	$(913,342)	$1,032,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$100,555	$—	$—	$100,555
Accrued expenses and other current liabilities	—	54,629	2,265	—	56,894
Intercompany payable	—	195,105	—	(195,105)	—
Current portion of long-term debt and capital leases	—	523	—	—	523
Total current liabilities	—	350,812	2,265	(195,105)	157,972

Long-Term Liabilities:
Long-term debt and capital leases, net of current portion	—	300,523	—	—	300,523
Other liabilities	—	55,492	—	—	55,492
Total liabilities	—	706,827	2,265	(195,105)	513,987

Senior preferred stock	—	965,441	—	(965,441)	—

Stockholders’ equity (deficit)	518,819	(446,622)	199,418	247,204	518,819
Total liabilities and stockholders’ equity	$518,819	$1,225,646	$201,683	$(913,342)	$1,032,806

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$331,349	$—	$—	$331,349
Cost of sales	—	209,008	—	—	209,008
Gross profit	—	122,341	—	—	122,341

Operating Expenses:
Selling, general and administrative expenses	—	95,214	7	(4,968)	90,253
Depreciation and amortization	—	5,926	—	—	5,926
Other operating income	—	—	(4,968)	4,968	—
Equity earnings of subsidiaries	(12,382)	(3,896)	—	16,278	—
Total operating expenses	(12,382)	97,244	(4,961)	16,278	96,179
Operating income	12,382	25,097	4,961	(16,278)	26,162

Interest and other (expense) income, net	—	(6,625)	886	—	(5,739)
Income before income taxes	12,382	18,472	5,847	(16,278)	20,423
Income taxes	—	6,090	1,951	—	8,041
Net income	12,382	12,382	3,896	(16,278)	12,382
Preferred stock dividends	—	(32,561)	—	32,561	—
Net income (loss) attributable to common stockholders	$12,382	$(20,179)	$3,896	$16,283	$12,382

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries(1)	Adjustments	Consolidated

Net sales	$—	$946,445	$—	$—	$946,445
Cost of sales	—	597,029	—	—	597,029
Gross profit	—	349,416	—	—	349,416

Operating Expenses:
Selling, general and administrative expenses	—	281,042	23	(14,473)	266,592
Depreciation and amortization	—	17,531	—	—	17,531
Other operating income	—	—	(14,473)	14,473	—
Equity earnings of subsidiaries	(29,121)	(11,104)	—	40,225	—
Total operating expenses	(29,121)	287,469	(14,450)	40,225	284,123
Operating income	29,121	61,947	14,450	(40,225)	65,293

Interest and other (expense) income, net	—	(19,482)	2,343	—	(17,139)
Income before income taxes	29,121	42,465	16,793	(40,225)	48,154
Income taxes	—	13,344	5,689	—	19,033
Net income	29,121	29,121	11,104	(40,225)	29,121
Preferred stock dividends	—	(94,426)	—	94,426	—
Net income (loss) attributable to common stockholders	$29,121	$(65,305)	$11,104	$54,201	$29,121

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash provided by operating activities	$—	$42,316	$746	$—	$43,062
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(15,036)	—	—	(15,036)
Proceeds from sales and maturities of short-term investments	—	100	—	—	100
Purchase of businesses, net of cash acquired	—	(9,695)	—	—	(9,695)
Dividends received from subsidiary issuer	11,108	—	—	(11,108)	—
Other	—	775	—	(775)	—
Net cash used in investing activities	11,108	(23,856)	—	(11,883)	(24,631)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	3,341	—	—	3,341
Repayment of debt and capital lease obligations	—	(13,825)	—	—	(13,825)
Proceeds from stock options exercised	—	641	—	—	641
Purchases of treasury stock	(11,108)	—	—	—	(11,108)
Dividends paid to parent company	—	(11,108)	—	11,108	—
Other	—	824	(775)	775	824
Net cash used in financing activities	(11,108)	(20,127)	(775)	11,883	(20,127)
Effect of exchange rate changes on cash and cash equivalents	—	(157)	—	—	(157)
Net decrease cash and cash equivalents	—	(1,824)	(29)	—	(1,853)
Cash and cash equivalents at beginning of period	—	86,919	62	—	86,981
Cash and cash equivalents at end of period	$—	$85,095	$33	$—	$85,128

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 24, 2010

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$—	$12,602	$(153)	$—	$12,449
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(12,937)	—	—	(12,937)
Purchase of short-term investments	—	(3,002)	—	—	(3,002)
Proceeds from sales and maturities of short-term investments	—	4,012	—	—	4,012
Purchase of businesses, net of cash acquired	—	(145)	—	—	(145)
Other	—	(182)	—	182	—
Net cash used in investing activities	—	(12,254)	—	182	(12,072)
Cash Flows from Financing Activities:
(Decrease) in purchase card payable, net	—	(1,463)	—	—	(1,463)
Repayment of debt and capital lease obligations	—	(1,788)	—	—	(1,788)
Proceeds from stock options exercised	—	7,211	—	—	7,211
Purchases of treasury stock	—	(97)	—	—	(97)
Other	—	775	182	(182)	775
Net cash provided by financing activities	—	4,638	182	(182)	4,638
Effect of exchange rate changes on cash and cash equivalents	—	66	—	—	66
Net increase in cash and cash equivalents	—	5,052	29	—	5,081
Cash and cash equivalents at beginning of period	—	99,170	53	—	99,223
Cash and cash equivalents at end of period	$—	$104,222	$82	$—	$104,304

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

Overview

We are a leading national distributor and direct marketer of maintenance, repair and operations (“MRO”) products. We have one operating segment, the distribution of MRO products. We stock approximately 100,000 MRO products in the following categories: janitorial and sanitation (“JanSan”); plumbing; heating, ventilation and air conditioning (“HVAC”); electrical and lighting; appliances and parts; security and safety; hardware, tools and fixtures; and other miscellaneous products. Our products are primarily used for the repair, maintenance, remodeling, refurbishment and construction of properties and non-industrial facilities.

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

We deliver our products through our network of 55 distribution centers and 27 professional contractor showrooms located throughout the United States, Canada and Puerto Rico, 44 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

Results of Operations

The following table presents information derived from the condensed consolidated statements of earnings expressed as a percentage of revenues for the three and nine months ended September 30, 2011 and September 24, 2010:

	% of Net Sales		% Increase	% of Net Sales		% Increase
	Three Months Ended		(Decrease)	Nine Months Ended		(Decrease)
	September 30,	September 24,	2011	September 30,	September 24,	2011
	2011	2010	vs. 2010 (1)	2011	2010	vs. 2010 (1)

Net sales	100.0%	100.0%	19.7%	100.0%	100.0%	19.5%
Cost of sales	63.1	62.1	21.5	63.1	61.9	21.7
Gross profit	36.9	37.9	16.7	36.9	38.1	15.9

Operating Expenses:
Selling, general and administrative expenses	27.2	27.8	17.2	28.2	29.2	15.1
Depreciation and amortization	1.8	1.8	19.0	1.9	1.9	19.5
Total operating expenses	29.0	29.6	17.3	30.0	31.1	15.3
Operating income	7.9	8.3	14.4	6.9	7.0	18.3

Interest expense	(1.9)	(1.6)	40.4	(1.9)	(1.7)	40.0
Interest income and other income	0.1	0.2	(26.2)	0.1	0.2	(6.2)
Income before income taxes	6.2	6.9	7.3	5.1	5.5	11.0
Income taxes	(2.4)	(2.7)	7.0	(2.0)	(2.2)	10.7
Net income	3.7%	4.2%	7.6%	3.1%	3.3%	11.3%

(1)   Percent increase (decrease) represents the actual change as a percent of the prior year’s result.

Overview. During the three months ended September 30, 2011, our net sales increased 19.7%. This increase primarily reflected the impact of our recent acquisitions, as well as modest economic improvements across our end-markets. Sales to customers in our facilities maintenance end-markets, which make up 77% of our total sales and include residential multi-family housing and institutional customers, increased 25.6% in total as a result of our CleanSource and NCP acquisitions, including 3.5% on an organic sales basis during the third quarter of 2011 compared to the third quarter of 2010.  Sales to our professional contractor and specialty distributor customers, which represent 13% and 10% of our total sales, respectively, increased 6.6% and 0.5%, respectively. Although we are starting to see some signs of stabilization, demand from these customers continues to be impacted by the general economic conditions, particularly as it relates to residential new construction and renovations activity. We expect continued variability within our end-markets; however, we believe the impact on sales related to the market weakness during 2011 will be less severe than we experienced during 2009 and 2010. We expect sales to our customers to increase modestly during the remainder of 2011 as limited and uneven economic improvements occur across our end-markets.

Our net income as a percentage of sales was 3.7% in the third quarter of 2011 compared to 4.2% in the comparable prior year period. The decrease in net income as a percent of sales is primarily a result of lower gross profit margins, driven by our CleanSource and NCP acquisitions, and higher interest expense, partially offset by lower selling, general and administrative expenses (“SG&A”) as a percentage of sales.

We remain focused on expense control while continuing to invest in our operating platform for the long term. Accordingly, our plans include continued investments in the consolidation of our distribution network, in enhancements to our information technology solutions and in qualified sales and support personnel.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 24, 2010

Net Sales. Our net sales increased by $54.5 million, or 19.7%, to $331.3 million in the three months ended September 30, 2011 from $276.8 million in the three months ended September 24, 2010. The increase in sales resulted from sales of $44.3 million from our recently acquired brands, CleanSource and NCP, as well as $10.2 million from net increases in comparable sales to our facilities maintenance, professional contractor and specialty distributor customers.

Gross Profit. Gross profit increased by $17.5 million, or 16.7%, to $122.3 million in the three months ended September 30, 2011 from $104.8 million in the three months ended September 24, 2010.  Our gross profit margin decreased 100 basis points to 36.9% for the three months ended September 30, 2011 compared to 37.9% for the three months ended September 24, 2010.  This decrease in gross profit margin was primarily related to our CleanSource and NCP acquisitions, as they have lower gross profit margins due to their product mix.

Selling, General and Administrative Expenses. SG&A expenses increased by $13.3 million, or 17.2%, to $90.3 million in the three months ended September 30, 2011 from $77.0 million in the three months ended September 24, 2010.  As a percent of sales, SG&A decreased to 27.2% for the three months ended September 30, 2011 compared to 27.8% for the three months ended September 24, 2010. The decrease in SG&A expenses as a percentage of sales was primarily due to lower distribution consolidation expenses, lower bad debt expense, and lower occupancy related expenses, as well as the impact from our CleanSource and NCP acquisitions, as they have lower SG&A expenses as a percentage of sales, offset in part by higher delivery and fuel expenses and higher payroll and fringe benefit costs.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.9 million to $5.9 million in the three months ended September 30, 2011 from $5.0 million in the three months ended September 24, 2010. As a percentage of sales, depreciation and amortization was 1.8% in both the three months ended September 30, 2011 and September 24, 2010.  The increase in depreciation and amortization expense was primarily due to our CleanSource and NCP acquisitions, as well as higher depreciation resulting from higher capital spending over the last three years associated with enhancements to our information technology infrastructure and distribution center consolidation and integration efforts.

Operating Income. As a result of the foregoing, operating income increased by $3.3 million, or 14.4%, to $26.2 million in the three months ended September 30, 2011 from $22.9 million in the three months ended September 24, 2010. As a percent of sales, operating income decreased to 7.9% in the three months ended September 30, 2011 compared to 8.3% in the three months ended September 24, 2010.

Interest Expense. Interest expense increased by $1.8 million in the three months ended September 30, 2011 to $6.1 million from $4.4 million in the three months ended September 24, 2010. This increase was primarily due to a higher weighted average interest rate as our ratio of fixed versus floating rate debt increased from the series of refinancing transactions completed on November 16, 2010, which extended our debt maturities.

Interest and Other Income. Interest and other income decreased by $0.1 million, or 26.2%, to $0.4 million in the three months ended September 30, 2011 from $0.5 million in the three months ended September 24, 2010.

Provision for Income Taxes. The effective tax rate for the three months ended September 30, 2011 was 39.4% compared to 39.5% for the three months ended September 24, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 24, 2010

Net Sales. Our net sales increased $154.3 million, or 19.5%, to $946.4 million in the nine months ended September 30, 2011 from $792.2 million in the nine months ended September 24, 2010. The increase in sales resulted from sales of $123.6 million from our recently acquired brands, CleanSource and NCP, as well as $30.7 million from net increases in comparable sales to our facilities maintenance, professional contractor and specialty distributor customers.

Gross Profit. Gross profit increased $47.9 million, or 15.9%, to $349.4 million in the nine months ended September 30, 2011 from $301.5 million in the nine months ended September 24, 2010. Our gross profit margin decreased 120 basis points to 36.9% for the nine months ended September 30, 2011 compared to 38.1% for the nine months ended September 24, 2010. Of this decrease, 110 basis points was related to our CleanSource and NCP acquisitions, as they have lower gross profit margins due to their product mix, while the remaining decline was primarily attributable to a shift in sales mix across various product categories.

Selling, General and Administrative Expenses. SG&A expenses increased $34.9 million, or 15.1%, to $266.6 million in the nine months ended September 30, 2011 from $231.7 million in the nine months ended September 24, 2010. As a percent of sales, SG&A decreased to 28.2% for the nine months ended September 30, 2011 compared to 29.2% for the nine months ended September 24, 2010. The decrease in SG&A expenses as a percentage of sales was primarily due to lower distribution consolidation expenses, lower bad debt expense, and lower occupancy related expenses, as well as the impact from our CleanSource and NCP acquisitions, as they have lower SG&A expenses as a percentage of sales, offset in part by higher delivery and fuel expenses and higher health care costs.

Depreciation and Amortization. Depreciation and amortization expense increased $2.9 million to $17.5 million in the nine months ended September 30, 2011 from $14.7 million in the nine months ended September 24, 2010. As a percentage of sales, depreciation and amortization was 1.9% in both the nine months ended September 30, 2011 and September 24, 2010. The increase in depreciation and amortization expense was primarily due to our CleanSource and NCP acquisitions, as well as higher depreciation resulting from higher capital spending over the last three years associated with enhancements to our information technology infrastructure and distribution center consolidation and integration efforts.

Operating Income. As a result of the foregoing, operating income increased $10.1 million, or 18.3%, to $65.3 million in the nine months ended September 30, 2011 from $55.2 million in the nine months ended September 24, 2010. As a percent of sales, operating income decreased to 6.9% in the nine months ended September 30, 2011 compared to 7.0% in the nine months ended September 24, 2010.

Interest Expense. Interest expense increased $5.2 million in the nine months ended September 30, 2011 to $18.3 million from $13.1 million in the nine months ended September 24, 2010. This increase was primarily due to a higher weighted average interest rate as our ratio of fixed versus floating rate debt increased from the series of refinancing transactions completed on November 16, 2010, which extended our debt maturities.

Interest and Other Income. Interest and other income decreased $0.1 million to $1.2 million in the nine months ended September 30, 2011 compared to $1.3 million in the nine months ended September 24, 2010.

Provision for Income Taxes. The effective tax rate for the nine months ended September 30, 2011 was 39.5% compared to 39.6% for the nine months ended September 24, 2010.

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

On November 16, 2010, Interline New Jersey completed a series of refinancing transactions: (1) an offering of $300.0 million of 7.00% senior subordinated notes due 2018 (the “7.00% Notes”) and (2) entering into a $225.0 million asset-based revolving credit facility (the “ABL Facility”). The proceeds from the 7.00% Notes were used to redeem $137.3 million of the 8 1/8% senior subordinated notes due 2014 (the “8 1/8% Notes”) and to repay the indebtedness under the prior credit facility of Interline New Jersey. The remaining $13.4 million of the 8 1/8% Notes were redeemed on January 3, 2011. The 8 1/8% Notes were redeemed at an average price of 104.256% of par. The loss associated with this transaction was recorded in the three months ended December 31, 2010. As a result of these refinancing transactions, Interline New Jersey extended the maturities of its fixed rate debt, and interest expense is higher when compared to 2010.

The 7.00% Notes were priced at 100% of their principal amount of $300.0 million. The 7.00% Notes mature on November 15, 2018 and interest is payable on May 15 and November 15 of each year, beginning on May 15, 2011. Debt issuance costs capitalized in connection with the 7.00% Notes were $6.9 million.

The 7.00% Notes are generally unsecured, senior subordinated obligations of Interline New Jersey that rank equal to all of Interline New Jersey’s existing and future senior subordinated indebtedness, junior to all of Interline New Jersey’s existing and future senior indebtedness, including indebtedness under the ABL Facility, and senior to any of Interline New Jersey’s existing and future obligations that are, by their terms, expressly subordinated in right of payment to the 7.00% Notes. The 7.00% Notes are unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by the Company and Interline New Jersey’s existing and future domestic subsidiaries that guarantee the ABL Facility (collectively, the “Guarantors”). The Guarantors have issued guarantees (each a “Guarantee” and collectively, the “Guarantees”) of Interline New Jersey’s obligations under the 7.00% Notes and the indenture on an unsecured senior subordinated basis. Each Guarantee ranks equal in right of payment with all of the Guarantors’ existing and future senior subordinated indebtedness, junior to all of the Guarantors’ existing and future senior indebtedness, including guarantees of the ABL Facility, and senior to all of the Guarantors’ existing and future obligations that are, by their terms, expressly subordinated in right of payment to the Guarantees. The 7.00% Notes are not guaranteed by any of Interline New Jersey’s foreign subsidiaries.

The debt instruments of Interline New Jersey, primarily the ABL Facility and the indenture governing the terms of the 7.00% Notes, contain significant restrictions on the payment of dividends and distributions to the Company by Interline New Jersey. The ABL facility allows Interline New Jersey to pay dividends or make distributions to the Company for the purpose of funding a share repurchase by the Company in an aggregate amount not to exceed $25.0 million during any 12-month period, so long as there is no default and Interline New Jersey meets certain availability requirements.  Only if these conditions are met and, in addition, Interline New Jersey’s fixed charge coverage ratio is at least 1.20 to 1.00, then there is no cap on Interline New Jersey’s ability to pay dividends or make distributions to fund a share repurchase by the Company.  In addition, ordinary course distributions for overhead (up to $3.0 million annually) and taxes are permitted, as are annual payments of up to $7.5 million in respect of our stock option or other benefit plans for management or employees. The indenture for the 7.00% Notes generally restricts the ability of Interline New Jersey to pay distributions to the Company and to make advances to, or investments in, the Company to an amount equal to 50% of the net income of Interline New Jersey, plus an amount equal to the net proceeds from certain equity issuances, subject to compliance with a leverage ratio and no default having occurred and continuing. The indenture also contains certain permitted exceptions including (1) allowing the Company to pay our franchise taxes and other fees required to maintain our corporate existence, to pay for general corporate and overhead expenses and to pay expenses incurred in connection with certain financing, acquisition or disposition transactions, in an aggregate amount not to exceed $15.0 million per year; (2) allowing certain tax payments; and (3) allowing other distributions in an aggregate amount not to exceed the greater of $85.0 million and 8.5% of the total assets of Interline New Jersey and its restricted subsidiaries, provided there is no default. For a further description of the ABL Facility, see “Credit Facility” below.

As of September 30, 2011, we had $300.0 million of the 7.00% Notes outstanding and $188.2 million of availability under our ABL Facility, net of $7.0 million in letters of credit.

Financial Condition

Working capital increased by $25.9 million to $327.4 million as of September 30, 2011 from $301.6 million as of December 31, 2010. The increase in working capital was primarily funded by cash flows from operations.

Cash Flow

Operating Activities. Net cash provided by operating activities was $43.1 million in the nine months ended September 30, 2011 compared to net cash provided by operating activities of $12.4 million in the nine months ended September 24, 2010.

Net cash provided by operating activities of $43.1 million in the nine months ended September 30, 2011 primarily consisted of net income of $29.1 million, adjustments for non-cash items of $31.1 million and cash used in working capital items of $17.1 million. Adjustments for non-cash items primarily consisted of $17.5 million in depreciation and amortization of property, equipment and intangible assets, $6.6 million in deferred income taxes, $4.4 million in share-based compensation, $2.3 million in bad debt expense, and $1.0 million in amortization of debt issuance costs, partially offset by $0.9 million in excess tax benefits from share-based compensation. The cash used in working capital items consisted of $25.7 million from increased trade receivables, net of changes in our allowance for doubtful accounts, resulting from increased sales and the timing of collections, $2.8 million from increased inventory levels primarily in preparation for normal seasonal demands in our business, and $4.5 million of decreased accrued expenses and other current liabilities primarily due to lower accrued compensation resulting from the timing of payments. These items were partially offset by $0.6 million from increased trade payables balances as a result of the timing of purchases and related payments, $4.4 million from decreased prepaid expenses and other current assets primarily as a result of higher collections of rebates from vendors, $5.4 million from the increase in current income taxes resulting from an increase in income before taxes, and $5.5 million from timing of interest payments.

Net cash provided by operating activities of $12.4 million in the nine months ended September 24, 2010 primarily consisted of net income of $26.2 million, adjustments for non-cash items of $23.4 million and cash used in working capital items of $37.0 million. Adjustments for non-cash items primarily consisted of $15.0 million in depreciation and amortization of property, equipment and intangible assets, $3.6 million in bad debt expense, $3.3 million in share-based compensation net of excess tax benefits of $0.8 million, $1.3 million in deferred income taxes and $0.8 million in amortization of debt issuance costs. The cash used in working capital items primarily consisted of $33.8 million from increased inventory levels primarily as a result of seasonal inventory demands and the stocking of our new distribution centers in Chicago, Illinois, Philadelphia, Pennsylvania and Jacksonville, Florida, $16.5 million from increased trade receivables, net of changes in our allowance for doubtful accounts, resulting from increased sales and the timing of collections and $5.7 million from increased prepaid expenses and other current assets primarily as a result of higher rebates receivable from vendors.  Those items were offset by $9.2 million from increased trade payables balances as a result of the timing of purchases and related payments, $6.7 million of increased accrued expenses and other current liabilities primarily due to increased lease liabilities associated with our new distribution centers and higher accrued compensation and related benefits at period-end resulting from the timing of payments, $2.6 million from timing of interest payments and $0.3 million from the increase in income taxes payable resulting from an increase in income before taxes.

Investing Activities. Net cash used in investing activities was $24.6 million in the nine months ended September 30, 2011 compared to net cash used in investing activities of $12.1 million in the nine months ended September 24, 2010.

Net cash used in investing activities in the nine months ended September 30, 2011 was primarily attributable to $15.0 million of capital expenditures made in the ordinary course of business and $9.7 million in costs related to purchases of businesses.

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

Financing Activities. Net cash used in financing activities totaled $20.1 million in the nine months ended September 30, 2011 compared to net cash provided by financing activities of $4.6 million in the nine months ended September 24, 2010.

Net cash used in financing activities in the nine months ended September 30, 2011 was attributable to $11.1 million in treasury stock purchases through the $25.0 million stock repurchase authorization from our Board of Directors and treasury stock acquired to satisfy minimum statutory tax withholding requirements resulting from the vesting or exercising of equity awards, the redemption of the remaining $13.4 million of our 8 1/8% Notes, and $0.5 million of payments on capital lease obligations, partially offset by a $3.3 million net increase in purchase card payable and $1.5 million of proceeds from stock options exercised and excess tax benefits from share-based compensation.

Net cash provided by financing activities in the nine months ended September 24, 2010 was attributable to proceeds received from stock options exercised and related excess tax benefits of $8.0 million, partially offset by a $1.8 million repayment of term debt and capital lease obligations and a $1.5 million net decrease in purchase card payable.

Capital Expenditures

Capital expenditures were $15.0 million in the nine months ended September 30, 2011 compared to $12.9 million in the nine months ended September 24, 2010. Capital expenditures as a percentage of sales were 1.6% for both the nine months ended September 30, 2011 and the nine months ended September 24, 2010. The increase in capital expenditures was driven primarily by the continued consolidation of our distribution center network including the investments in larger more efficient distribution centers and enhancements to our information technology systems. In addition, during the nine months ended September 30, 2011 and September 24, 2010, we acquired leasehold improvements through non-cash lease incentives of $0.5 million and $2.4 million, respectively.

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

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at Interline New Jersey’s option, either adjusted LIBOR or at an alternate base rate, in each case plus an applicable margin. As of September 30, 2011, the applicable margin was equal to 2.25% per annum for loans bearing interest by reference to the adjusted LIBOR and 1.25% per annum for loans bearing interest by reference to the alternate base rate. The applicable margin is adjusted quarterly by reference to a grid based on average availability under the ABL Facility. The applicable margin for the upcoming quarter is expected to be 2.25% per annum for loans bearing interest by reference to the adjusted LIBOR and 1.25% per annum for loans bearing interest by reference to the alternate base rate.

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

Borrowings under the ABL Facility are guaranteed by the Company and Interline New Jersey’s existing and future domestic subsidiaries (collectively, the “Guarantors”) and are secured by first priority liens on substantially all of the assets of Interline New Jersey and the Guarantors.

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

Liquidity

Historically, our capital requirements have been for debt service obligations, working capital requirements, including inventory, accounts receivable and accounts payable, acquisitions, the expansion and maintenance of our distribution network and upgrades of our information systems. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through cash flow generated from operating activities and funds borrowed under our credit facility. We expect our cash on hand, cash flow from operations and availability under our ABL Facility to be our primary source of funds in the future. Letters of credit, which are issued under our ABL Facility, are used to support payment obligations incurred for our general corporate purposes.  We intend to fund purchases of our common stock under the share repurchase authorization with cash flows from operations.

As of September 30, 2011, we had $188.2 million of availability under our ABL Facility, net of $7.0 million in letters of credit. We believe that cash and cash equivalents on hand, cash flow from operations and available borrowing capacity under our ABL Facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations in the foreseeable future.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. During the nine months ended September 30, 2011, there were no significant changes to any of our critical accounting policies.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). The amendments in ASU 2011-04 will provide clarification of certain fair value concepts such as principal market determination; valuation premise and highest and best use; measuring fair value of instruments with offsetting market or counterparty credit risks; blockage factor and other premiums and discounts; and liabilities and instruments classified in shareholders’ equity. In addition, the pronouncement will provide guidance for new disclosures such as transfers between Level 1 and Level 2 of the fair value hierarchy; Level 3 fair value measurements; an entity’s use of an asset when it is different from its highest and best use; and fair value hierarchy disclosures for financial instruments not measured at fair value but disclosed. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. We believe the adoption of this guidance will primarily affect certain disclosures related to fair value and will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350) (“ASU 2011-08”).  The amendments in ASU 2011-08 are intended to simplify how entities test goodwill for impairment.  The amendments will permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  Because this guidance only enhances the steps performed to determine whether a potential impairment exists (but should not impact the resulting conclusion), the adoption will not have an impact on the Company’s financial condition, results of operations, or cash flows.

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

Interest Rate Risk

The fair market value of our 7.00% Notes is subject to interest rate risk. As of September 30, 2011, the estimated fair market value of our 7.00% Notes was approximately $293.3 million, or 97.8% of par.

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers is from China and other countries in Asia and is transacted in U.S. dollars. Accordingly, our exposure to risk from foreign currency exchange rates was not material as of September 30, 2011.

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

Derivative Financial Instruments

As of September 30, 2011, we did not have any interest rate exchange agreements or swaps. Historically, we entered into derivative financial instruments from time to time, including interest rate exchange agreements or swaps, to manage our exposure to fluctuations in interest rates on our debt.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to (1) ensure that material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We have been named as a defendant in an action filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, which was subsequently removed to the United States District Court for the Northern District of Illinois.  The complaint alleges that we sent thousands of unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“TCPA”).  At the time of filing the complaint, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from us.  Other reported TCPA claims have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances.  Accordingly, we cannot reasonably estimate the amount of loss, if any, arising from this matter.  We are vigorously contesting class action certification and liability, and will continue to evaluate our defenses based upon our internal review and investigation of prior events, new information, and future circumstances.

We are involved in various other legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material effect upon our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

For information regarding factors that could affect our financial position, results of operations and cash flows, see the risk factors discussion provided in our Annual Report on Form 10-K for the year ended December 31, 2010 in Part I. Item 1A. Risk Factors. See also “Part I. Item 2—Forward-Looking Statements” above.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Authorization (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Authorization
July 2011
(July 2 – July 29)	—	—	—	—
August 2011
(July 30 – August 26)	204,447	$13.84	204,183	$22,544,442
September 2011
(August 27 – September 30)	601,255	$13.65	601,255	$14,338,912
Total	805,702	$13.70	805,438	$14,338,912	(3)

(1)   Includes 264 shares purchased to satisfy minimum tax withholding requirements through open market transactions at an average cost of $13.50 per share.

(2)   On August 15, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate amount of $25.0 million of the Company’s common stock (the “Authorization”).  The Authorization does not have an expiration date and may be modified, suspended, or discontinued by the Board of Directors at any time, in accordance with applicable securities laws.

(3)   Subsequent to September 30, 2011 and through November 3, 2011, the Company repurchased an additional 494,718 shares of common stock pursuant to the Authorization at an aggregate cost of $6.9 million, or an average cost of $13.92 per share, through open market transactions, thereby reducing the approximate dollar value of shares that may yet be purchased under the Authorization subsequent to November 3, 2011 to $7.1 million.

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

*       Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1      Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010;

2      Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2011 and September 24, 2010;

3      Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 24, 2010; and

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

INTERLINE BRANDS, INC.
Registrant

Date: November 7, 2011	By:	/S/ JOHN A. EBNER
John A. Ebner
Chief Financial Officer
(Duly Authorized Signatory and Principal Financial Officer)