Form 10-K
period 2011-12-30
INTERLINE BRANDS, INC./DE
filed 2012-02-28
CIK 1292900

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

         As of July 1, 2011, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $613.6 million based on the closing sale price as reported on the New York Stock Exchange.

         As of February 23, 2012, there were 31,599,447 shares of the registrant's common stock outstanding (excluding 1,964,005 shares held in treasury), par value $0.01.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 10, 2012 is incorporated by reference in Part III of this Form 10-K.

ii

PART I

Forward-Looking Statements

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as "may," "believe," "expect," "anticipate," "intend," "plan," "estimate" or similar expressions, including, without limitation, certain statements in "Results of Operations", "Liquidity and Capital Resources", and Item 7A. Quantitative and Qualitative Disclosures About Market Risk. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

  •
  general market conditions,

  •
  product cost and price fluctuations due to inflation and currency exchange rates,

  •
  fluctuations in the cost of commodity-based products and raw materials (such as copper) and fuel prices,

  •
  governmental and educational budget constraints,

  •
  credit market contractions,

  •
  health care costs,

  •
  changes to tariffs between the countries in which we operate,

  •
  labor and benefit costs,

  •
  adverse changes in trends in the home improvement and remodeling and home building markets,

  •
  weather conditions,

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

  •
  dependence on key employees,

  •
  our ability to protect trademarks,

  •
  adverse publicity and litigation,

  •
  our level of debt,

  •
  interest rate fluctuations,

  •
  our customers' ability to pay us,

  •
  future cash flows,

  •
  changes in governmental regulations related to our product offerings,

  •
  changes in consumer preferences, and

  •
  other factors described under "Part I. Item 1A—Risk Factors" in this Annual Report on Form 10-K.

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

ITEM 1.    Business

Our Company

        We are a leading national distributor and direct marketer of maintenance, repair and operations ("MRO") products. We have one operating segment, the distribution of MRO products. We stock approximately 100,000 MRO products in the following categories: janitorial and sanitation ("JanSan"); plumbing; hardware, tools and fixtures; heating, ventilation and air conditioning ("HVAC"); electrical and lighting; appliances and parts; security and safety; and other miscellaneous products. Our products are primarily used for the repair, maintenance, remodeling, refurbishment and construction of properties and non-industrial facilities.

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

        We market and sell our products primarily through fourteen distinct and targeted brands, each of which is recognized in the markets they serve for providing quality products at competitive prices with reliable same-day or next-day delivery. The Wilmar®, AmSan®, CleanSource®, Sexauer®, NCP®, Maintenance USA® and Trayco® brands generally serve our facilities maintenance customers; the Barnett®, Copperfield®, U.S. Lock® and SunStar® brands generally serve our professional contractor customers; and the Hardware Express®, LeranSM and AF LightingSM brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of approximately 700 field sales representatives, approximately 365 inside sales and customer service representatives, a direct marketing program consisting of catalogs and promotional flyers, brand-specific websites and a national accounts sales program.

        We deliver our products through our network of 55 distribution centers and 27 professional contractor showrooms located throughout the United States, Canada and Puerto Rico, 46 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

        Our information technology and logistics platforms support our major business functions, allowing us to market and sell our products at varying price points depending on the customer's service requirements. While we market our products under a variety of brands, generally our brands draw from the same inventory within common distribution centers and share associated employee and transportation costs. In addition, we have centralized marketing, purchasing and catalog production operations to support our brands. We believe that our information technology and logistics platforms also benefit our customers by allowing us to offer a broad product selection at highly competitive prices while maintaining the unique customer appeal of each of our targeted brands. Overall, we believe that our common operating platforms have enabled us to improve customer service, maintain lower operating costs, efficiently manage working capital and support our growth initiatives.

        In this document, unless otherwise indicated, "we," "us," "our" and the "Company" refer to Interline Brands, Inc., a Delaware corporation incorporated in 2004, and its consolidated subsidiaries, and "Interline New Jersey" refers to Interline Brands, Inc., a New Jersey corporation incorporated in 1978, through which we conduct our business.

Acquisitions

        On January 28, 2011, Interline New Jersey acquired substantially all of the assets and a portion of the liabilities of Northern Colorado Paper, Inc. ("NCP") for $9.5 million in cash and an earn-out of up to $0.3 million in cash over two years. NCP, which is headquartered in Greeley, Colorado, is a regional distributor of JanSan supplies, primarily serving institutional facilities in the health care, education and food service industries. This acquisition represents an expansion of the Company's offering of JanSan products in the western United States.

        On October 29, 2010, Interline New Jersey acquired substantially all of the assets and a portion of the liabilities of CleanSource, Inc. ("CleanSource") for $54.6 million in cash and an earn-out of up to $5.5 million in cash over two years. CleanSource, which is headquartered in San Jose, California, is a large regional distributor of JanSan supplies. CleanSource offers over 4,000 products and primarily serves institutional facilities in the health care and education markets, as well as building services contractors. This acquisition represents a geographical expansion of the Company's offering of JanSan products to the West Coast of the United States.

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

        For more information about these refinancing transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Refinancing Transactions," "Management's

Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 10. Debt to our audited consolidated financial statements included in this report.

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

Industry and Market Overview

        The MRO distribution industry in the U.S. and Canada is over $560 billion in size according to MRO market analyses by Modern Distribution Management ("MDM"), a trade company specializing in wholesale distribution, and Industrial Marketing Information, Inc. ("IMI"), a market research company specializing in quantification of the industrial business-to-business markets. The MRO distribution industry encompasses the supply of a wide range of products, including plumbing and electrical supplies, hand-tools, janitorial supplies, safety equipment and many other categories. Customers served by the MRO distribution industry include heavy industrial manufacturers that use MRO supplies for the repair and overhaul of production equipment and machinery; owners and managers of facilities such as apartment complexes, office buildings, schools, hotels and hospitals that use MRO supplies largely for maintenance, repair and refurbishment; and professional contractors.

        Within the MRO distribution industry, we focus on serving customers in three principal end-markets: facilities maintenance, professional contractors and specialty distributors. Our customers are primarily engaged in the repair, maintenance, remodeling, refurbishment and construction of properties and non-industrial facilities, as opposed to the maintenance of heavy industrial facilities and machinery. Our facilities maintenance customers are individuals and entities responsible for the maintenance and repair of various commercial properties, including apartment buildings, schools, hotels and health care facilities, among others. Our professional contractor customers buy our products to provide plumbing, electrical, HVAC and mechanical services to their residential and commercial customers. Our specialty distributor customers consist primarily of hardware stores and small plumbing and electrical distributors that purchase our products for resale. According to the MDM/IMI MRO market analyses, the size of our addressable end-markets, which generally exclude new commercial and residential construction and heavy industrial manufacturing, is approximately $85 billion.

Our Brands

        We market and sell our products primarily through fourteen distinct and targeted brands, each of which is recognized in the markets they serve for providing quality products at competitive prices with reliable same-day or next-day delivery. The Wilmar®, AmSan®, CleanSource®, Sexauer®, NCP®, Maintenance USA® and Trayco® brands generally serve our facilities maintenance customers; the Barnett®, Copperfield®, U.S. Lock® and SunStar® brands generally serve our professional contractor customers; and the Hardware Express®, LeranSM and AF LightingSM brands generally serve our specialty distributors customers. Our brands are distinguished not only by the type of products offered, but also by the levels of service provided to customers. We have brands that market a wide range of product categories, such as Wilmar, as well as brands that specialize in a particular group of products, such as U.S. Lock, which focuses on security hardware, SunStar, which focuses on specialty lighting, and Copperfield, which focuses on chimney repair and maintenance products. We have brands that market complementary services to our customers, including inventory management and technical assistance, and brands that offer products without support services. We believe that our brand-based business model effectively allows us to offer a deep product offering to very targeted customer end-markets. We have core competencies in the sales channels available to a distributor, including national accounts sales professionals, field sales representatives, outbound and inbound telesales and customer service representatives, direct marketing via catalog and flyers, professional contractor showrooms, vendor-managed inventory locations, and internet-based sales and service capabilities. This allows us to effectively compete for a broad range of customers across our industry by offering our customers the service and delivery platform they prefer and often require.

Facilities Maintenance Brands

        We serve our facilities maintenance customers primarily through our Wilmar, AmSan, CleanSource, Sexauer, NCP, Maintenance USA and Trayco brands. Facilities maintenance customers buy our products for maintenance, repair and remodeling, and often need to obtain products with minimal delay. In many cases, our facilities maintenance customers also look to us for support services such as inventory management, technical advice and assistance, drop ship products and equipment servicing and training.

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

        AmSan.    Our AmSan brand markets and sells a comprehensive range of JanSan products to institutional facilities, such as schools and universities, health care sites, lodging and government properties and building services contractors. We sell JanSan products primarily through field sales representatives supported by a full line catalog and website, which include national brand product offerings as well as our exclusive brand product lines Renown and Appeal. In addition, AmSan provides customers with reliable technical support, equipment repair services, and customized training programs, all of which make AmSan an important supplier to our customers. AmSan provides same-day or next-day delivery in local markets on our own trucks served by our distribution centers and ships by parcel delivery services or other carriers to other areas.

        CleanSource.    Our CleanSource brand markets and sells a comprehensive range of JanSan products to institutional facilities, such as schools, health care sites, lodging and government properties and building services contractors. We sell JanSan products primarily through field sales representatives supported by a catalog and website, which include national brand product offerings as well as our exclusive brand product lines Renown and Appeal. CleanSource field sales representatives are trained and experienced in developing customer-focused solutions based on a careful analysis of each customer's unique facility, providing better results and total value.

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

        NCP.    Our NCP brand markets and sells a comprehensive range of JanSan products to institutional facilities, such as schools and universities, health care sites, lodging and government properties and building services contractors. We sell JanSan products primarily through field sales representatives supported by a full line catalog and website, which include national brand product offerings as well as our exclusive brand product lines Renown and Appeal. In addition, NCP provides customers with reliable technical support, equipment repair services, and customized training programs, all of which make NCP an important supplier to our customers. NCP provides same-day or next-day delivery in local markets on our own trucks served by our distribution centers and ships by parcel delivery services or other carriers to other areas.

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

        Trayco.    Our Trayco brand markets and sells an extensive inventory of specialty plumbing items as well as a wide array of other facilities maintenance products. Trayco specializes in hard-to-find items and provides access to hundreds of manufacturers. Trayco sells its products through the use of a catalog and field sales personnel, supplemented by its website.

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

Our Products

        We stock approximately 100,000 standard and specialty MRO products in a number of categories, including: JanSan; plumbing; hardware, tools and fixtures; HVAC; electrical and lighting; appliances and parts; security and safety; and other miscellaneous products. We offer a broad range of brand name and exclusive brand products.

Product Categories

        The approximate percentages of our net sales for the fiscal year ended December 30, 2011 by principal product category were as follows:

Product Category	Percent of Net Sales
Janitorial and sanitation	37%
Plumbing	22
Hardware, tools and fixtures	10
Heating, ventilation and air conditioning	10
Electrical and lighting	6
Appliances and parts	5
Security and safety	5
Other	5

Total	100%

        The following is a discussion of our principal product categories:

        Janitorial and Sanitation.    Our comprehensive selection of JanSan products includes brooms, mops, trash can liners, cleaning chemicals, paper towels, bath tissue and other products. We offer a number of products from leading JanSan manufacturers, such as Kimberly-Clark, Georgia-Pacific, 3M, GOJO and Rubbermaid. We also offer exclusive brand JanSan products under our Renown and Appeal brands.

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

New Product Offerings

        We constantly monitor and evaluate our product offerings, both to assess the sales performance of our existing products and to discontinue products that fail to meet specified sales criteria. We also create new product offerings in response to customer requirements by adjusting our product portfolio within existing product lines as well as by establishing new product line categories. These categories can either be new to Interline or new to a brand. For example, as we enhance our brand-specific websites, we are able to make available products not yet offered in our catalogs. Through these efforts, we are able to sell more products to existing customers as well as address our customers' changing product needs and thereby retain and attract customers. Further, by introducing new product lines, we provide our customers with additional opportunities for cost savings and a one-stop shopping outlet with broad product offerings. We believe that introducing new products in existing product lines and creating new product lines are both strategies which enable us to increase penetration of existing customer accounts, as well as attract new customers to our brands.

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

        As MRO customers grow in size, their supply chains often become increasingly complex and difficult to manage. In many cases, customers have a limited view into or control over their product spend, inventory shrinkage, and indirect MRO personnel costs. To meet these needs, we offer a range of sophisticated supply chain management solutions designed to solve the unique problems of each of our customers. By offering customers services beyond fulfillment such as product standardization, vendor consolidation, inventory management, product training, and electronic invoicing, we provide a suite of services that can be utilized either individually or as a group based upon the customer's size and supply chain complexity. Our customers rely upon us as a supply chain partner rather than a vendor and in turn realize significant benefits by reducing overall product spend, improving inventory management, and lowering their indirect MRO spend. As supply chain partners, we seek to become our customers' single source for MRO supplies and knowledge.

        Our marketing strategy involves targeting our marketing channels and efforts to specific customer groups. As a result of our long-standing relationships with customers, we have been able to assemble a database of customer purchasing information, such as end-market purchasing trends, product and pricing preferences, and support service requirements. In addition, we are able to track information such as customer retention and reactivation as well as new account acquisitions. We are also able to track the success of a particular marketing effort once it is implemented by analyzing the purchases of the customers targeted by that effort. Our information technology allows us to use this data to develop more effective sales and marketing programs. For example, our understanding of the preferences of our large, multi-family housing customers led to our development of a national accounts program through which field sales representatives focus on developing contacts with national accounts. We will continue to leverage our customer knowledge and shared brand information technology to develop successful print and website-based sales and marketing strategies.

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

        We maintain one of the largest direct sales forces in our industry, with approximately 700 field sales representatives covering markets throughout the United States, Canada and Central America. We have found that we obtain a greater percentage of our customers' overall spending on MRO products in markets serviced by local sales representatives, particularly in regions where these representatives are supported by a nearby distribution center that enables same-day or next-day delivery of our products.

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

Telesales

        Our telesales operation has been designed to make ordering our products as convenient and efficient as possible. We divide our telesales staff into outbound and inbound groups. Our outbound telesales representatives are responsible for maintaining relationships with existing customers and prospecting for new customers. These representatives are assigned individual accounts in specified territories and have frequent contact with existing and prospective customers in order to make telesales presentations, notify customers of current promotions and encourage additional purchases. Our inbound telesales representatives are trained to process orders quickly from existing customers, provide technical support and expedite and process new customer applications, as well as handle all other customer service requests. We offer our customers nationwide toll-free telephone numbers and brand-specific telesales representatives who are familiar with a particular brand's markets, products and customers. Our call centers are staffed by approximately 365 telesales, customer service and technical support personnel, who utilize our proprietary, on-line order processing system. This sophisticated software provides the telesales staff with detailed customer profiles and information about products, pricing, promotions and competition.

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

e-commerce

        Our websites play a significant role in meeting the needs of our customers. Whether the customer shops online, references a catalog, uses a virtual catalog, or prefers to interact directly with a representative, our brand websites are an information resource for our customers. Through our user friendly search engine, customers can access detailed product information, see customer-specific pricing, view real-time product availability, and see how the product will be shipped to their location. Customers can view their entire order history, regardless if placed on the web or through other channels. We offer an extended product assortment online over and above what is in the published catalog.

        We offer our customers a variety of methods for supply chain spending controls online. Customized and shared favorites lists assist in establishing a rule base from which to order. Additionally, usage reports are available online. Where budgetary considerations are a concern, customers can control spending through a workflow-enabled order approval process. We also offer product standardization and customized product assortments. Each method allows the customer the ability to tailor their online shopping experience to their business rules. Because our brands service unique customer groups, we handle a variety of customer's unique needs, such as consignment, multi-family and single owner operator requirements, all operating on one single web platform. Our field sales force plays a significant role in educating our customers on how to utilize and leverage our e-commerce platform. Our field sales force can assist our customers with registering on the site, setting up favorites lists, and placing their first orders. We use e-mail campaigns to reach out to inactive customers and inform our customers of new products and services.

Operations and Logistics

Distribution Network

        We have a network strategically located to serve the largest metropolitan areas throughout the United States and Canada comprised of 55 distribution centers and 27 professional contractor showrooms. We also maintain a dedicated fleet of trucks to assist in local delivery of products. The geographic scope of our distribution network and the efficiency of our information technology enable us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

        Our distribution centers are central to our operations and range in size from approximately 6,000 square feet to approximately 317,100 square feet. Our distribution centers are typically maintained under operating leases in commercial or industrial centers, and primarily consist of warehouse and shipping facilities. We have professional contractor showrooms in certain existing distribution centers and in freestanding locations, which allow customers to obtain products from a fixed location without ordering in advance.

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

        We buy our products from approximately 3,300 suppliers located in the United States and throughout the world. A majority of our purchases are primarily from domestic supplier partners with the remainder from foreign-based suppliers located primarily throughout Asia and South America. No individual supplier represented more than 5% of our total purchases during the year ended December 30, 2011.

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

Information Technology

        We operate a customer service and inventory management system that allows us to manage customer relationships and to administer and distribute thousands of products. Our systems encompass all major business functions for each of our brands and enable us to receive and process orders, manage inventory, verify credit and payment history, generate customer invoices, receive payments and manage our proprietary customer information. We have consistently invested in our information technology, and we will continue to do so, as we believe that the efficiency and flexibility of our information technology are critical to the success of our business.

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

        We constantly seek new ways to generate additional efficiencies, such as by utilizing e-commerce. For most of our brands, our customers can browse brand-specific product offerings online and use the internet to send electronic purchase orders to our order entry system. Additionally, we integrate with industry-leading business-to-business portals that allow customers to receive real-time inventory visibility and order product. Our customers can integrate these systems into their own purchase order systems, thereby making the supply chain operate more seamlessly. In addition, we offer our customers the option of receiving invoices electronically. For customers that place frequent orders and have the ability to receive electronic invoices, this program can dramatically reduce ordering costs by eliminating invoice handling, and by automating the matching and payment process. We believe that by offering services like electronic purchasing and invoicing, which remove transaction costs from the supply chain, we help our customers realize significant cost savings.

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

        We expect that competition in our industry will continue to be strong in the future. The MRO product distribution industry continues to consolidate as traditional MRO product distributors attempt to achieve economies of scale and increase efficiency. Furthermore, MRO product customers are continuing to seek low cost alternatives to replace traditional methods of purchasing and sources of supply. We believe that the current trend is for customers to reduce the number of suppliers and rely on lower cost alternatives such as direct marketing and/or integrated supply arrangements, which will contribute to competition in our industry.

Environmental and Health and Safety Matters

        Some of the products we handle and sell, such as cleaning chemicals, are considered hazardous materials. Accordingly, we are subject to certain federal, state and local environmental laws and regulations, including those governing the transportation, management and disposal of, and exposure to, hazardous materials and the cleanup of contaminated sites. While we could incur costs as a result of liabilities under, or violations of, such environmental laws and regulations or arising out of the presence of hazardous materials in the environment, including the discovery of any such materials resulting from historical operations at our sites, we do not believe that we are subject to any such costs that are material. We are also subject to various health and safety requirements, including the Occupational, Safety and Health Act, as well as other federal, state and local laws and regulations. We believe we are in compliance in all material respects with all environmental laws and regulations and health and safety requirements applicable to our facilities and operations.

Trademarks and Other Intellectual Property

        We have registered and nonregistered trade names, trademarks and service marks covering the principal brand names and product lines under which our products are marketed, including AF LightingSM, AmSan®, Appeal™, Barnett®, CleanSource®, Copperfield®, Hardware Express®, LeranSM, NCP®, Maintenance USA®, Premier®, ProPlus®, Renown®, Renovations Plus®, Sexauer®, SunStar Lighting® , Trayco®, U.S. Lock®, and Wilmar®. We also own several patents for products manufactured and marketed by us, primarily under our Copperfield® brand. We believe that our trademarks and other intellectual property rights are important to our success and our competitive position. Accordingly, our policy is to pursue and maintain registration of our trade names, trademarks and other intellectual property whenever appropriate and to oppose vigorously any infringement or dilution of our trade names, trademarks or other intellectual property.

Employees

        As of December 30, 2011, we had 3,595 employees. We believe that our employee relations are satisfactory.

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

        Financial markets in the United States, Europe and Asia experienced substantial disruption from the second half of 2008 through early 2010, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. During this time period, governments took unprecedented actions intended to address these market conditions and the effectiveness of these actions is not yet fully known. Although macroeconomic conditions generally improved in 2011, the overall health of the economy remains fragile. High unemployment rates and continuing challenges in the housing sector, among other factors, continue to weigh on the economy.

        The MRO product distribution industry is affected by changes in economic conditions outside our control, which can result in increased vacancies and lower effective rents in the residential rental housing market and a general decrease in product demand from our customers. In addition, a significant number of our facilities maintenance customers are educational institutions and health care facilities, which depend on public funding. Tax revenue for federal, state and local governments has decreased substantially during the economic recession and in response to the reduced revenue, governments have cut public funding and may continue to cut funding to our existing and potential customers.

        Such economic developments may affect our business in a number of ways. Reduced demand may drive us and our competitors to offer products at promotional prices, which would have a negative impact on our profitability. In addition, credit availability may adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in, or cancellation of, orders for our products. If demand for our products slows down or decreases, we will not be able to improve our revenues and we may run the risk of failing to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness. Reduced revenues as a result of decreased demand may also reduce our working capital and otherwise hinder our ability to improve our performance in connection with our long-term strategy.

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

        Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We compare the carrying value of the reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit. If the carrying value is less than the fair value, no impairment exists. If the carrying value is higher than the fair value, then there is an indication of impairment. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors would have a significant impact on the recoverability of these assets and negatively affect our financial condition and consolidated results of operations. We compute the amount of impairment by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. We are required to record a non-cash impairment charge if the testing performed indicates that goodwill has been impaired.

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

        Our business depends on the creditworthiness of our customers. We periodically review our allowance for doubtful accounts for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due accounts. We cannot be certain that our allowance for doubtful accounts will be adequate over time to cover losses in our accounts receivable because of adverse changes in the economy or events adversely affecting specific customers, industries or markets. The current economic environment is dynamic and the creditworthiness of our customers and the value of collateral underlying our accounts receivable can change significantly over very short periods of time. Our allowance may not keep pace with changes in the creditworthiness of our customers or collateral values. If the credit quality of our customer base materially decreases, if the risk of a market, industry, or group of customers changes significantly, or if our allowance for doubtful accounts is not adequate, our business, financial condition and results of operations could suffer.

One of the key markets in which we operate is impacted by trends in home improvement, home remodeling and home building. Adverse changes in economic factors specific to these industries may negatively impact the rate of growth of our net sales.

        The professional contractor market is impacted by trends in home improvement, home remodeling and new home construction. Trends in these areas are in turn dependent upon a number of factors, including demographic trends, interest rates, tax policy, employment levels, consumer confidence and the general economy. Unfavorable changes in demographics or a weakening of the national economy or of any regional or local economy in which we operate could adversely affect consumer spending, result in decreased demand for repair, improvement, remodeling or construction products and adversely affect our business.

We operate in a highly competitive industry, and if we are unable to compete successfully we could lose customers our sales may decline.

        The MRO product distribution industry is highly competitive. We face significant competition from national and regional distributors that market their products through the use of direct sales forces as well as direct marketing, websites and catalogs. In addition, we face competition from traditional channels of distribution such as retail outlets, small dealerships and large warehouse stores and from buying groups formed by smaller distributors, internet-based procurement service companies, auction businesses and trade exchanges. We expect that new competitors may develop over time as internet-based enterprises become more established and reliable and refine their service capabilities.

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

        Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers or other suppliers. While in many instances we have agreements, including supply chain agreements, with our suppliers, these agreements are generally terminable by either party on limited notice. Even though we can replace each of our suppliers and no individual supplier represents more than 5% of our total purchases, the loss of several supplier agreements, or a substantial decrease in the availability of products from our suppliers, could have a short-term material impact on our business.

        In addition, supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other factors beyond our control. Loss of a key foreign supplier could disrupt our supply chain for approximately 60 to 90 days, or longer, and loss of key suppliers from an individual country could result in disruptions of approximately 120 to 150 days, or longer. Short and long-term disruptions in our supply chain would result in higher inventory levels as we replace similar products domestically, a higher cost of product and ultimately a decrease in our revenues and profitability. Although we are not substantially dependent on any individual supplier, a disruption in the timely availability of our product by our key suppliers could result in a decrease in our revenues and profitability.

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

        Our 10 largest customers generated approximately $55.4 million, or approximately 4%, of our sales in the year ended December 30, 2011, and our largest customer accounted for approximately 1% of our sales in the year ended December 30, 2011. The loss of one or more of our significant customers or deterioration in our relations with any of them could significantly reduce our revenues and profitability.

We may not be able to protect our trademarks, which could diminish the strength of our trademarks or limit our ability to use our trademarks and, accordingly, undermine our competitive position.

        We believe that our trademarks are important to our success and our competitive position. For instance, we market and sell products primarily through fourteen distinct and targeted brands: Wilmar®, Barnett®, AmSan®, CleanSource®, Sexauer®, Hardware Express®, Copperfield®, NCP®, Maintenance USA®, U.S. Lock®, SunStar®, LeranSM, Trayco®, and AF LightingSM. We believe many of our customers have developed strong consumer loyalty to these targeted brands. Accordingly, we devote resources to the establishment and protection of our trademarks, including with respect to our brand names and our exclusive brand products. However, the actions we have taken may be inadequate to prevent imitation of our brands and concepts by others or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, others may assert rights in our trademarks. Our exclusive rights to our trademarks are subject to the common law rights of any other person who began using the trademark (or a confusingly similar mark) prior to the date of federal registration. Future actions by third parties may diminish the strength of our trademarks or limit our ability to use our trademarks and, accordingly, undermine our competitive position.

We may not be able to facilitate our growth strategy by identifying or completing transactions with attractive acquisition candidates, which could impede our revenues and profitability.

        Our acquisitions have contributed significantly to our growth. An important element of our growth strategy is to continue to seek additional businesses to acquire in order to add new customers within our existing markets and to acquire brands in new markets. We cannot assure you that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions. Furthermore, we believe that our industry is currently in a process of consolidation, and competition for attractive acquisition candidates is therefore likely to escalate, thereby limiting the number of acquisition candidates and/or increasing the overall costs of making acquisitions. In addition, we may not be able to obtain financing necessary to complete acquisitions on attractive terms or at all. Difficulties we may face in identifying or completing acquisitions could impede our revenue growth and profitability.

We cannot assure you that we will be able to successfully complete the integration of our recent acquisitions of CleanSource and NCP or any future acquisitions or manage other consequences of our acquisitions, which could impede our ability to remain competitive and, ultimately, our revenues and profitability.

        Acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into our business, difficulties associated with information technology conversions, the potential loss of key employees, customers or suppliers, the assumption of liabilities and exposure to unforeseen liabilities of acquired companies, the difficulties in achieving target synergies and the diversion of management attention and resources from existing operations. We may not be able to fully integrate the operations of CleanSource and NCP or any future acquired businesses with our own in an efficient and cost-effective manner or without significant disruption to our existing or acquired operations. We may also be required to incur additional debt in order to consummate acquisitions in the future. Such debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could impede our ability to remain competitive and, ultimately, impact our revenues and profitability.

Disruption in our information technology could significantly lower our revenues and profitability.

        Our operations are dependent upon our information technology that encompasses all of our major business functions. We rely upon our information technology to manage and replenish inventory, to fill and ship customer orders on a timely basis and to coordinate our sales and marketing activities across all of our brands. We believe that our information technology plays a key role in our ability to achieve operating and financial efficiencies. Despite the implementation of network security measures, our information technology could be penetrated by outside parties (such as computer hackers or cyber terrorists) intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in a loss of assets or reputational damage. Any substantial disruption of our information technology for any prolonged time period could result in delays in receiving inventory and supplies or filling customer orders and, accordingly, could significantly lower our revenues and profitability.

Information Technology enhancements require substantial ongoing capital expenditures and could involve execution and operational risk to our business.

        Information technology plays an increasingly important role in the distribution industry and is central in maintaining a competitive advantage. The Company has long recognized the importance of technology and has consistently invested in information technology to differentiate itself from its competitors and make the Company even more relevant to customers. The pace of this investment is expected to continue, and most likely increase, as the Company continues to improve its business through the deployment of new technology. Future technology enhancements—which may be required to achieve our long-term growth plans—are continually planned in many areas of our business. These enhancements may require substantial capital expenditures, and the implementation of any new technology carries execution and operational risk.

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

        As of December 30, 2011, our total indebtedness was $309.7 million, of which $8.3 million was outstanding in the form of letters of credit and $1.4 million relates to capital lease obligations. As of December 30, 2011, we had $300.0 million of senior indebtedness outstanding and $177.3 million in availability under the ABL Facility. Also, as of December 30, 2011, we had $97.1 million of total cash on hand and permitted investments. Our substantial indebtedness could have important consequences to our financial health. For example it could:

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

        We may be able to incur substantial additional indebtedness in the future to finance acquisitions, investments or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. We are able to incur up to a maximum of $177.3 million in total indebtedness under the ABL Facility, based on year-end inventory and trade accounts receivable balances. The agreement governing the ABL Facility also allows us to incur additional other indebtedness. The indenture governing the 7.00% Notes contains some limitations on our ability to incur indebtedness; however, it may not prohibit the incurrence of additional indebtedness. If new indebtedness is added to our current indebtedness levels, the substantial leverage risks described above that we now face would intensify.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        We operate from 141 locations throughout the United States, Canada and Puerto Rico consisting of 55 distribution centers, 27 professional contractor showrooms, 46 vendor-managed inventory locations, nine administrative and support facilities and four cross-dock facilities.

        We lease 92 properties. The majority of these leases are for varying term lengths up to five years. We own a call center located in Jacksonville, Florida and distribution centers in Long Island, New York and Louisville, Kentucky, both of which have attached administrative and support facilities. None of the owned properties are subject to any mortgages; however, our call center in Jacksonville, Florida is subject to a development agreement with the City of Jacksonville. Our 46 vendor-managed inventory locations are customer-specific locations whereby we assist those customers with their MRO inventory management process.

        We believe that our properties are in good operating condition and adequately serve our current business operations.

        The ranges in size of the locations we operate are as follows (not including vendor-managed inventory locations and cross-dock facilities):

Size (in square feet)
Distribution centers	6,000 - 317,100
Professional contractor showrooms	2,600 - 26,700
Administrative and support facilities	1,500 - 72,900

        The following table sets forth the states, territories and provinces in which we operate (not including vendor-managed inventory locations and cross-dock facilities):

Location	Distribution Centers	Professional Contractor Showrooms	Administrative and Support Locations
U.S. State
Alabama	0	1	0
Arizona	1	0	0
California	5	3	0
Colorado	3	1	0
Florida	2	6	2
Georgia	1	0	0
Illinois	3	0	0
Indiana	1	0	0
Iowa	0	2	1
Kansas	1	1	0
Kentucky	2	0	0
Louisiana	1	0	0
Maryland	0	0	0
Massachusetts	1	1	0
Michigan	1	0	0
Minnesota	1	0	0
Missouri	0	1	0
Montana	0	2	0
Nebraska	1	1	0
Nevada	1	1	0
New Jersey	2	0	1
New York	1	0	1
North Carolina	2	0	0
Ohio	2	2	0
Oklahoma	2	0	1
Oregon	1	2	2
Pennsylvania	2	1	0
South Carolina	1	0	0
Tennessee	1	1	1
Texas	6	1	0
Utah	1	0	0
Virginia	1	0	0
Washington	5	0	0

Subtotal	52	27	9
U.S. Territory
Puerto Rico	1	0	0

Subtotal	1	0	0
Canadian Province
Alberta	1	0	0
Ontario	1	0	0

Subtotal	2	0	0

Total	55	27	9

ITEM 3.    Legal Proceedings

        The Company has been named as a defendant in an action filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, which was subsequently removed to the United States District Court for the Northern District of Illinois. The complaint alleges that the Company sent thousands of unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 ("TCPA"). At the time of filing the complaint, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from the Company. Other reported TCPA claims have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances. Accordingly, we cannot reasonably estimate the amount of loss, if any, arising from this matter. The Company is vigorously contesting class action certification and liability, and will continue to evaluate its defenses based upon its internal review and investigation of prior events, new information, and future circumstances.

        We are involved in various other legal proceedings in the normal course of our business. In the opinion of management, none of the proceedings is material in relation to our consolidated financial statements.

ITEM 4.    Mining Safety Disclosures

        Not Applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Since December 16, 2004, our common stock has been publicly traded on the New York Stock Exchange ("NYSE") under the symbol "IBI".

Holders

        As of February 23, 2012, there were approximately 120 holders of record of our outstanding common stock.

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

        The following performance graph compares the performance of our common stock with the performance of the NYSE Composite and the Standard & Poor's ("S&P") Small Cap 600 Index, during the period from December 28, 2007 through December 30, 2011. The Company has chosen the S&P Small Cap 600 Index for comparison because the S&P Small Cap 600 Index includes companies of similar capitalization to the Company. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested.

	December 28, 2007	December 26, 2008	December 25, 2009	December 31, 2010	December 30, 2011
IBI	$100.00	$44.59	$79.95	$103.08	$70.48
Standard and Poor's Small Cap 600	$100.00	$64.40	$84.77	$104.45	$104.29
New York Stock Exchange Composite	$100.00	$56.49	$74.00	$81.23	$76.27

        The following table sets forth the high and low sale price per share of our common stock during the periods indicated:

	High	Low
Fiscal Year 2011
First quarter ended April 1, 2011	$23.32	$19.32
Second quarter ended July 1, 2011	$21.49	$17.27
Third quarter ended September 30, 2011	$18.59	$12.53
Fourth quarter ended December 30, 2011	$16.43	$12.20
Fiscal Year 2010
First quarter ended March 26, 2010	$20.00	$16.35
Second quarter ended June 25, 2010	$22.20	$17.85
Third quarter ended September 24, 2010	$19.25	$15.43
Fourth quarter ended December 31, 2010	$23.14	$17.34

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information as of December 30, 2011 regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options		(b) Weighted-average exercise price of outstanding options ($)		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,924,961	(1)	18.00	(2)	1,795,045
Equity compensation plans not approved by security holders	—		—		—

Total	3,924,961	(1)	18.00	(2)	1,795,045

(1)
Includes 630,269 restricted share units and 124,019 deferred stock units granted to management and non-employee directors, respectively, pursuant to the 2004 Equity Incentive Plan.

(2)
The weighted-average exercise price excludes restricted share units and deferred stock units.

        Further, as of December 30, 2011, there were 3,170,673 stock options outstanding with a weighted-average exercise price of $18.00 and a weighted-average remaining term of 3.7 years and 756,588 full value shares outstanding under our equity compensation plans. As of December 30, 2011, there were 1,795,045 shares remaining to be awarded under our equity compensation plans (1,789,901 under the 2004 Equity Incentive Plan and 5,144 under the 2000 Stock Award Plan).

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Authorization(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Authorization
October 2011
(October 1 - October 28)	440,553	$13.83	432,348	$8,003,957
November 2011
(October 29 - November 25)	411,541	14.58	410,307	$2,020,542
December 2011
(November 26 - December 30)	135,729	14.89	135,729	$—

Total	987,823	$14.29	978,384	$—	(3)

(1)
Includes 9,439 shares purchased to satisfy minimum tax withholding requirements through open market transactions at an average cost of $15.32 per share.

(2)
On August 15, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate amount of $25.0 million of the Company's common stock (the "Authorization"). The Authorization did not have an expiration date and could be modified, suspended, or discontinued by the Board of Directors at any time, in accordance with applicable securities laws.

(3)
As of December 30, 2011, the Company completed the share repurchases under the Authorization.

ITEM 6.    Selected Financial Data

        The table below presents our selected historical consolidated financial data for 2011, 2010, 2009, 2008 and 2007. The information presented below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the consolidated financial statements included elsewhere in this report.

	Fiscal Year Ended
	December 30, 2011(1)	December 31, 2010(1)(2)	December 25, 2009	December 26, 2008(1)	December 28, 2007
	(in thousands, except per share data)
Income Statement Data:
Net sales	$1,249,484	$1,086,989	$1,059,278	$1,195,663	$1,239,027
Cost of sales	787,017	672,745	665,327	746,037	765,137

Gross profit	462,467	414,244	393,951	449,626	473,890
Operating expenses	378,493	339,060	334,717	360,659	359,796

Operating income	83,974	75,184	59,234	88,967	114,094
Interest and other expense, net	(22,463)	(16,948)	(17,330)	(26,284)	(30,672)
(Loss) gain on extinguishment of debt, net	—	(11,486)	1,257	2,775	—

Income before income taxes	61,511	46,750	43,161	65,458	83,422
Provision for income taxes	23,837	18,829	17,073	24,625	32,460

Net income	37,674	27,921	26,088	40,833	50,962
Preferred stock dividends	—	—	—	—	—

Net income applicable to common stockholders	$37,674	$27,921	$26,088	$40,833	$50,962

Earnings per share:
Basic	$1.14	$0.85	$0.80	$1.26	$1.58

Diluted	$1.12	$0.83	$0.79	$1.25	$1.56

Cash dividends declared per share	$—	$—	$—	$—	$—

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$72,868	$60,760	$144,282	$56,192	$57,730
Investing activities	(28,966)	(71,131)	(14,515)	17,715	(64,211)
Financing activities	(33,715)	(2,016)	(93,560)	(15,844)	4,441
Capital expenditures	19,371	17,729	11,157	20,582	14,906
Balance Sheet Data (as of end of period):
Cash and cash equivalents	$97,099	$86,981	$99,223	$62,724	$4,975
Total assets	1,036,458	1,007,609	928,838	962,848	936,834
Total debt(3)	301,395	314,871	305,904	403,855	419,272
Stockholders' equity	514,445	496,232	451,735	420,073	377,414
Other Data:
Depreciation and amortization	$23,739	$20,612	$19,174	$17,414	$15,114
Adjusted EBITDA(4)	109,577	97,420	79,907	107,474	130,452

(1)
We acquired Eagle Maintenance Supply, Inc. ("Eagle") in August 2008, CleanSource in October 2010 and NCP in January 2011. Their results have been included in the financial statements since their respective acquisition date.

(2)
Fiscal year ended December 31, 2010 was a 53-week year. All other years presented were 52-week years.

(3)
Total debt represents the amount of our short-term debt and long-term debt and short and long-term capital leases.

(4)
We define Adjusted EBITDA as net income plus interest expense (income), net, loss (gain) on extinguishment of debt, net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA differs from EBITDA and may not be comparable to EBITDA or Adjusted EBITDA as reported by other companies. Adjusted EBITDA differs from Consolidated EBITDA per our credit facility agreement for purposes of determining our net leverage ratio.

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

  In addition, we believe the remaining adjustments in arriving at Adjusted EBITDA, comprised of interest expense (income), net, provision for income taxes, and depreciation and amortization, are appropriate because these adjustments allow management and investors to evaluate our operating performance without regard to these items that can vary from company to company depending upon the acquisition history, capital intensity, financing options and the method by which its assets were acquired. We continuously manage and monitor our capital structure, tax position and capital spending to ensure that they are appropriate. While the exclusion of these items limits the usefulness of this non-US GAAP measure as a performance measure because it does not reflect all the related expenses we incurred, adjusting for these items and monitoring our performance with and without them helps management and investors more meaningfully evaluate and compare the results of our operations from period to period and to those of other companies.

  The computation of Adjusted EBITDA is as follows (in thousands):

	Fiscal Year Ended
	December 30, 2011	December 31, 2010	December 25, 2009	December 26, 2008	December 28, 2007
Net income	$37,674	$27,921	$26,088	$40,833	$50,962
Interest expense, net	24,327	18,572	18,829	27,377	31,916
Loss (gain) on extinguishment of debt, net	—	11,486	(1,257)	(2,775)	—
Provision for income taxes	23,837	18,829	17,073	24,625	32,460
Depreciation and amortization	23,739	20,612	19,174	17,414	15,114

	$109,577	$97,420	$79,907	$107,474	$130,452

Reconciliation of Average Organic Daily Sales to Net Sales

        Average organic daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period. The computation of average organic daily sales is as follows (dollar amounts in thousands):

	Fiscal Year Ended			Fiscal Year Ended
	December 30, 2011	December 31, 2010	% Variance	December 31, 2010	December 25, 2009	% Variance
Net sales	$1,249,484	$1,086,989	14.9%	$1,086,989	$1,059,278	2.6%
Less acquisitions	(143,652)	—		(18,645)	—

Organic sales	$1,105,832	$1,086,989	1.7%	$1,068,344	$1,059,278	0.9%

Daily sales:
Ship days	254	257		257	252
Average daily sales(1)	$4,919	$4,230	16.3%	$4,230	$4,203	0.6%

Average organic daily sales(2)	$4,354	$4,230	2.9%	$4,157	$4,203	(1.1)%

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

Overview

        We are a leading national distributor and direct marketer of MRO products. We have one operating segment, the distribution of MRO products. We stock approximately 100,000 MRO products in the following categories: JanSan; plumbing; hardware, tools and fixtures; HVAC; electrical and lighting; appliances and parts; security and safety; and other miscellaneous products. Our products are primarily used for the repair, maintenance, remodeling, refurbishment and construction of properties and non-industrial facilities.

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

        We market and sell our products primarily through fourteen distinct and targeted brands, each of which is recognized in the markets they serve for providing quality products at competitive prices with reliable same-day or next-day delivery. The Wilmar®, AmSan®, CleanSource®, Sexauer®, NCP®, Maintenance USA® and Trayco® brands generally serve our facilities maintenance customers; the Barnett®, Copperfield®, U.S. Lock® and SunStar® brands generally serve our professional contractor customers; and the Hardware Express®, LeranSM and AF LightingSM brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of approximately 700 field sales representatives, approximately 365 inside sales and customer service representatives, a direct marketing program consisting of catalogs and promotional flyers, brand-specific websites and a national accounts sales program.

        We deliver our products through our network of 55 distribution centers, 27 professional contractor showrooms located throughout the United States, Canada and Puerto Rico, 46 vendor-managed inventory locations at large professional contractor customer locations and a dedicated fleet of trucks. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

        Our information technology and logistics platforms support our major business functions, allowing us to market and sell our products at varying price points depending on the customer's service requirements. While we market our products under a variety of brands, generally our brands draw from the same inventory within common distribution centers and share associated employee and transportation costs. In addition, we have centralized marketing, purchasing and catalog production operations to support our brands. We believe that our information technology and logistics platforms also benefit our customers by allowing us to offer a broad product selection at highly competitive prices while maintaining the unique customer appeal of each of our targeted brands. Overall, our common operating platforms have enabled us to improve customer service, maintain lower operating costs, efficiently manage working capital and support our growth initiatives.

Acquisitions

        On January 28, 2011, Interline New Jersey acquired substantially all of the assets and a portion of the liabilities of Northern Colorado Paper, Inc. ("NCP") for $9.5 million in cash and an earn-out of up to $0.3 million in cash over two years. NCP, which is headquartered in Greeley, Colorado, is a regional distributor of JanSan supplies, primarily servicing institutional facilities in the health care, education and food service industries. This acquisition represents an expansion of the Company's offering of JanSan products in the western United States.

        On October 29, 2010, Interline New Jersey acquired substantially all of the assets and a portion of the liabilities of CleanSource for $54.6 million in cash and an earn-out of up to $5.5 million in cash over two years. CleanSource, which is headquartered in San Jose, California, is a large regional distributor of JanSan supplies. CleanSource offers over 4,000 products and primarily serves institutional facilities in the health care and education markets, as well as building services contractors. For the twelve-month period ended September 30, 2010, CleanSource generated approximately $115.0 million of sales. This acquisition represents a geographical expansion of the Company's offering of JanSan products to the West Coast of the United States.

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

Purchases of Equity Securities by the Issuer

        On August 15, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate amount of $25.0 million of the Company's common stock. The Authorization did not have an expiration date and could be modified, suspended, or discontinued by the Board of Directors at any time, in accordance with applicable securities laws. As of December 30, 2011, the Company repurchased 1,783,822 shares of common stock pursuant to the Authorization at an aggregate cost of $25.0 million, or an average cost of $14.01 per share, through open market transactions, thereby completing the amount of shares that may be purchased under the Authorization.

Results of Operations

        The following table presents information derived from the consolidated statements of earnings expressed as a percentage of net sales for the periods indicated:

	% of Net Sales			% of Net Sales
	Fiscal Year Ended			Fiscal Year Ended
			% Increase (Decrease) 2011 vs. 2010(1)			% Increase (Decrease) 2010 vs. 2009(1)
	December 30, 2011	December 31, 2010		December 31, 2010	December 25, 2009
Net sales	100.0%	100.0%	14.9%	100.0%	100.0%	2.6%
Cost of sales	63.0	61.9	17.0	61.9	62.8	1.1

Gross profit	37.0	38.1	11.6	38.1	37.2	5.2
Operating Expenses:
Selling, general and administrative expenses	28.4	29.3	11.3	29.3	29.8	0.8
Depreciation and amortization	1.9	1.9	17.3	1.9	1.8	8.9

Total operating expenses	30.3	31.2	11.6	31.2	31.6	1.3

Operating income	6.7	6.9	11.7	6.9	5.6	26.9
(Loss) gain on extinguishment of debt, net	—	(1.1)	N/M	(1.1)	0.1	N/M
Interest expense	(1.9)	(1.7)	30.2	(1.7)	(1.8)	(1.8)
Interest and other income	0.2	0.2	7.4	0.2	0.2	2.8

Income before income taxes	4.9	4.3	31.6	4.3	4.1	8.3
Income tax provision	(1.9)	(1.7)	26.6	(1.7)	(1.6)	10.3

Net income	3.0%	2.6%	34.9%	2.6%	2.5%	7.0%

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

Fiscal Year Ended December 30, 2011 Compared to Fiscal Year Ended December 31, 2010

        Overview.    During 2011, our sales increased 14.9%, primarily reflecting the impact of our recent acquisitions, as well as modest economic improvements across our end-markets. Organic sales increased 1.7%, and average organic daily sales increased 2.9%. Sales to customers in our facilities maintenance end-market, which makes up 76% of our total sales and include residential multi-family housing and institutional customers, increased 20.6% in total as a result of our CleanSource and NCP acquisitions, including 2.2% on an organic sales basis and 3.4% on an average organic daily sales basis. Sales to our professional contractor customers, which represent 14% of our total sales, increased 2.0% in total and increased 3.2% on an average organic daily sales basis. Sales to our specialty distributor customers, which represent 10% of our total sales, decreased 1.4% in total and decreased 0.2% on an average organic daily sales basis. Although we are starting to see some signs of stabilization, demand from these customers continues to be impacted by the general economic conditions, particularly as it relates to residential new construction and renovations activity. We expect continued variability within our end-markets; however, we believe the impact on sales related to general market conditions during 2012 will be less severe than we experienced during 2011, 2010, and 2009.

        Operating income as a percentage of net sales was 6.7% in 2011 compared to 6.9% in 2010. The decrease in operating income as a percentage of sales is primarily a result of lower gross profit margins associated with the CleanSource and NCP acquisitions, partially offset by lower selling, general and administrative ("SG&A") expenses as a percentage of sales, mainly driven by the impact of the CleanSource and NCP acquisitions, lower one-time costs, and lower bad debt expense.

        Net income as a percentage of net sales was 3.0% in 2011 compared to 2.6% in 2010 as a result of the increase in operating income plus the prior year impact of the loss on extinguishment of debt associated with the refinancing transactions mentioned above, partially offset by higher interest expense in the current year.

        We are continuing to focus on lowering operating costs as a percentage of sales while also investing in our operating platform for the long term. Accordingly, our plans include continued investments in the consolidation of our distribution network and in information technology solutions.

        Net Sales.    Net sales increased by $162.5 million during 2011 to $1,249.5 million from $1,087.0 million in 2010, an increase of 14.9%, primarily attributable to the CleanSource and NCP acquisitions. Organic sales were $1,105.8 million in 2011 and $1,087.0 million in 2010, a 1.7% increase primarily due to modest economic improvements across our end markets and incremental sales resulting from the addition of sales force personnel, offset somewhat by three fewer shipping days during the fiscal year ended December 30, 2011 compared to the fiscal year ended December 31, 2010. Average organic daily sales increased 2.9% resulting from a 3.4% increase in sales to our facilities maintenance customers and a 3.2% increase in sales to our professional contractor customers partially offset by a 0.2% decrease in sales to our specialty distributor customers. We believe our average organic daily sales increase is associated with modest economic improvements throughout our end-markets and incremental sales resulting from the addition of sales force personnel.

        Gross Profit.    Gross profit increased by $48.2 million, or 11.6%, to $462.5 million in 2011 from $414.2 million in 2010. This increase in gross profit was attributable to our acquisitions of CleanSource and NCP, as well as our organic sales growth. Our gross profit margins decreased 110 basis points to 37.0% in 2011 from 38.1% in 2010. This decrease in gross margin is primarily due to lower gross margins related to our CleanSource and NCP acquisitions.

        Selling, General and Administrative Expenses.    SG&A expenses increased by $35.9 million, or 11.3%, to $354.8 million in 2011 from $318.8 million in 2010. As a percentage of net sales, SG&A decreased 90 basis points to 28.4% for 2011 compared to 29.3% for 2010. The decrease in SG&A expenses as a percentage of sales is primarily due to the impact from our CleanSource and NCP acquisitions, lower one-time costs in the current year as compared to the prior year, lower bad debt expense, lower occupancy related expenses, and lower variable compensation expense, offset in part by higher delivery expenses and higher health care costs.

        Depreciation and Amortization.    Depreciation and amortization expense increased by $3.5 million, or 17.3%, to $23.7 million in 2011 from $20.2 million in 2010. As a percentage of net sales, depreciation and amortization was 1.9% in both the 2011 and 2010. The increase in depreciation and amortization expense was due to higher depreciation resulting from our higher capital spending over the last three years associated with our information technology infrastructure and distribution center consolidation and integration efforts as well as from our CleanSource and NCP acquisitions.

        Operating Income.    As a result of the foregoing, operating income increased $8.8 million, or 11.7%, to $84.0 million in 2011 from $75.2 million in 2010. As a percentage of net sales, operating income decreased to 6.7% in 2011 compared to 6.9% in 2010.

        (Loss) Gain on Extinguishment of Debt.    There was no extinguishment of debt during 2011. During 2010, we repurchased $137.3 million of the 8 1/8% Notes and repaid the indebtedness under our prior credit facility. The remaining $13.4 million of the 8 1/8% Notes were redeemed on January 3, 2011. The 8 1/8% Notes were redeemed at an average price of 104.256% of par. In connection with the redemption of the 8 1/8% Notes and the repayment of the prior credit facility, we recorded a loss on early extinguishment of debt of $11.5 million. The loss was comprised of $6.9 million in tender premiums and transaction costs associated with the redemption of the 8 1/8% Notes and a non-cash charge of $4.6 million in deferred financing costs and original issue discount written-off associated with the redemption of the 8 1/8% Notes and the repayment of the prior credit facility.

        Interest Expense.    Interest expense increased by $5.6 million to $24.4 million in 2011 from $18.7 million in 2010. This increase was primarily due to a higher weighted average interest rate as our ratio of fixed versus floating rate debt increased from the series of refinancing transactions completed on November 16, 2010, which extended our debt maturities.

        Provision for Income Taxes.    The effective tax rate was 38.8% in 2011 compared to 40.3% in 2010. The decrease in the effective tax rate was primarily due to the prior year impact from our refinancing transaction, the reduction of the write-off of deferred tax assets associated with share-based compensation arising from stock options that were forfeited due to employee terminations, and a reduction in non-deductible and other expenses, partially offset by an increase in state income taxes.

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

        We are continuing to focus on lowering operating costs as a percentage of sales while also investing in our operating platform for the long term. Accordingly, our plans include continued investments in the consolidation of our distribution network and in information technology solutions.

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

Seasonality

        We experience some seasonal fluctuations as sales of our products typically increase in the second and third fiscal quarters of the year due to increased apartment turnover and related maintenance and repairs in the multi-family residential housing sector during these periods. Typically, November, December and January sales are lower across most of our brands because customers may defer purchases at year-end as their budget limits are met and because of the winter holiday season between Thanksgiving Day and New Year's Day. Our Copperfield brand customarily experiences approximately two-thirds of its sales between July and December. As such, our first quarter sales and earnings typically tend to be lower than the remaining three quarters of the year.

Liquidity and Capital Resources

Overview

        We are a holding company whose only asset is the stock of Interline New Jersey. We conduct virtually all of our business operations through Interline New Jersey. Accordingly, our only material sources of cash are dividends and distributions with respect to our ownership interests in Interline New Jersey that are derived from the earnings and cash flow generated by Interline New Jersey.

        On November 16, 2010, Interline New Jersey completed a series of refinancing transactions: (1) an offering of $300.0 million of the 7.00% Notes due 2018 and (2) entering into a $225.0 million ABL

Facility. The proceeds from the 7.00% Notes were used to redeem $137.3 million of the 8 1/8% Notes and to repay the indebtedness under the prior credit facility of Interline New Jersey. The remaining $13.4 million of the 8 1/8% Notes were redeemed on January 3, 2011. The 8 1/8% Notes were redeemed at an average price of 104.256% of par. The loss associated with the transaction was recorded in the year ended December 31, 2010. As a result of these refinancing transactions, Interline New Jersey extended the maturities of its fixed rate debt, and interest expense is higher when compared to 2010.

        The 7.00% Notes were priced at 100% of their principal amount of $300.0 million. The 7.00% Notes mature on November 15, 2018 and interest is payable on May 15 and November 15 of each year. Debt issuance costs capitalized in connection with the 7.00% Notes were $6.9 million.

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

        The debt instruments of Interline New Jersey, primarily the ABL Facility and the indenture governing the terms of the 7.00% Notes, contain significant restrictions on the payment of dividends and distributions to the Company by Interline New Jersey. The ABL facility allows Interline New Jersey to pay dividends or make distributions to the Company for the purpose of funding a repurchase, redemption, or retirement of the Company's equity or declare or pay a dividend to the Company's shareholders in an aggregate amount not to exceed $25.0 million during any 12-month period, so long as there is no default and Interline New Jersey meets certain availability requirements. Only if these conditions are met and, in addition, Interline New Jersey's fixed charge coverage ratio is at least 1.20 to 1.00, then there is no cap on Interline New Jersey's ability to pay dividends or make distributions to fund a share repurchase by the Company. In addition, ordinary course distributions for overhead (up to $3.0 million annually) and taxes are permitted, as are annual payments of up to $7.5 million in respect of our stock option or other benefit plans for management or employees. The indenture for the 7.00% Notes generally restricts the ability of Interline New Jersey to pay distributions to the Company and to make advances to, or investments in, the Company to an amount equal to 50% of the net income of Interline New Jersey, plus an amount equal to the net proceeds from certain equity issuances, subject to compliance with a leverage ratio and no default having occurred and continuing. The indenture also contains certain permitted exceptions, including: (1) allowing the Company to pay our franchise taxes and other fees required to maintain our corporate existence, to pay for general corporate and overhead expenses and to pay expenses incurred in connection with certain financing, acquisition or disposition transactions, in an aggregate amount not to exceed $15.0 million per year; (2) allowing certain tax payments; and (3) allowing other distributions in an aggregate amount not to exceed the greater of $85.0 million and 8.5% of the total assets of Interline New Jersey and its restricted subsidiaries, provided there is no default. For a further description of the ABL Facility, see "Credit Facility" below.

        As of December 30, 2011, we had $300.0 million of the 7.00% Notes outstanding and $177.3 million of availability under our ABL Facility, net of $8.3 million in letters of credit.

Financial Condition

        Working capital increased by $24.4 million to $325.9 million as of December 30, 2011 from $301.6 million as of December 31, 2010.

Cash Flow

        Operating Activities.    Net cash provided by operating activities was $72.9 million during the year ended December 30, 2011 compared to net cash provided by operating activities of $60.8 million and $144.3 million during the years ended December 31, 2010 and December 25, 2009, respectively.

        Net cash provided by operating activities of $72.9 million during the year ended December 30, 2011 primarily consisted of net income of $37.7 million, adjustments for non-cash items of $39.7 million and cash used by working capital items of $4.6 million. Adjustments for non-cash items primarily consisted of $23.7 million in depreciation and amortization of property, equipment and intangible assets, $7.7 million in deferred income taxes, $5.6 million in share-based compensation, net of excess tax benefits, $2.5 million in provisions for doubtful accounts, and $1.4 million in amortization of debt issuance costs. These amounts were partially offset by $0.8 million of amortization of lease incentive obligations, and $0.5 million of other items. The cash used by working capital items primarily consisted of $13.4 million in increased inventory primarily as a result of increased demand and opportunistic year-end purchases, and $4.3 million from trade receivables resulting from increased sales in the current year as compared to the prior year. The use of cash was partially offset by $9.5 million from increased trade payables balances as a result of the timing of purchases and related payments, $2.5 million in decreased prepaid expenses and other current assets primarily from higher rebates receivable, and $0.6 million from changes in income taxes.

        Net cash provided by operating activities of $60.8 million during the year ended December 31, 2010 primarily consisted of net income of $27.9 million, adjustments for non-cash items of $44.7 million and cash used by working capital items of $16.0 million. Adjustments for non-cash items primarily consisted of $20.6 million in depreciation and amortization of property, equipment and intangible assets, including $0.4 million of depreciation recorded within cost of sales, $11.5 million loss on the early extinguishment of our 8 1/8% Notes, $5.7 million in provisions for doubtful accounts, $3.5 million in share-based compensation, net of excess tax benefits, $2.5 million in deferred income taxes and $1.1 million in amortization of debt issuance costs. The cash provided by working capital items primarily consisted of $7.5 million from increased trade payables balances as a result of the timing of purchases and related payments, $5.2 million generated from trade receivables resulting from increased collections and $2.5 million increased accrued expenses arising from the issuance of the 7.00% Notes. The sources of cash were partially offset by $22.7 million in increased inventory primarily as a result of increased demand, opportunistic year-end purchases and the stocking of our distribution centers in Chicago, Illinois; Jacksonville, Florida; and Philadelphia, Pennsylvania, $8.9 million in increased prepaid expenses and other current assets primarily from higher rebates receivable and $1.5 million from the increase in income taxes.

        Net cash provided by operating activities of $144.3 million during the year ended December 25, 2009 primarily consisted of net income of $26.1 million, adjustments for non-cash items of $38.8 million and cash provided by working capital items of $78.3 million. Adjustments for non-cash items primarily consisted of $19.2 million in depreciation and amortization of property, equipment and intangible assets, including $0.6 million of depreciation recorded within cost of sales, $10.5 million in provisions for doubtful accounts, $5.7 million in deferred income taxes, $3.8 million in share-based compensation, $1.1 million in amortization of debt issuance costs and the write-off of $0.7 million in deferred acquisition costs due to the adoption of a new accounting standard on business combinations offset by $1.3 million in net gain from the repurchase of $36.4 million of our 8 1/8% Notes and the repayment of $60.2 million of our term debt. The cash provided by working capital items primarily consisted of $38.1 million from decreased inventory levels as a result of decreased purchases associated with lower demand, $17.7 million from increased trade payables balances as a result of the timing of purchases and related payments, $9.2 million generated from trade receivables resulting from increased collections and the decline in sales, $6.2 million from accrued expenses arising from the timing of the payment of certain expenses primarily from severance and distribution center closing costs associated with our operational initiatives, such as headcount reductions, consolidation of certain distribution centers and closing of underperforming professional contractor centers as well as higher accrued compensation and related benefits at period-end, $4.3 million from decreased prepaid expenses and other current assets primarily from lower rebates from vendors on lower purchases and $2.8 million from the increase in income taxes.

        Investing Activities.    Net cash used in investing activities was $29.0 million during the year ended December 30, 2011 compared to net cash used in investing activities of $71.1 million during the year ended December 31, 2010 and net cash used in investing activities of $14.5 million during the year ended December 25, 2009.

        Net cash used in investing activities during the year ended December 30, 2011 was primarily attributable to $9.7 million in costs related to purchases of businesses, and $19.4 million in capital expenditures made in the ordinary course of business.

        Net cash used in investing activities during the year ended December 31, 2010 was attributable to $54.8 million in costs related to purchases of businesses, $17.7 million in capital expenditures made in the ordinary course of business and $1.4 million in net sales and maturities of short-term investments comprised of pre-refunded municipal bonds secured by U.S. Treasury securities.

        Net cash used in investing activities during the year ended December 25, 2009 was attributable to $11.2 million in capital expenditures made in the ordinary course of business, $1.9 million in costs related to purchases of businesses primarily associated with earn-out provisions related to the 2008 acquisition of Eagle and $1.5 million in net purchases of short-term investments comprised of pre-refunded municipal bonds secured by U.S. Treasury securities.

        Financing Activities.    Net cash used in financing activities totaled $33.7 million during the year ended December 30, 2011 compared to net cash used in financing activities of $2.0 million during the year ended December 31, 2010 and net cash used in financing activities of $93.6 million during the year ended December 25, 2009.

        Net cash used in financing activities during the year ended December 30, 2011 was primarily attributable to $26.2 million in treasury stock purchases through the $25.0 million stock repurchase authorization from our Board of Directors and treasury stock acquired to satisfy minimum statutory tax withholding requirements resulting from the vesting or exercising of equity awards, the redemption of the remaining $13.4 million of our 8 1/8% Notes, and $0.6 million of payments on capital lease obligations, partially offset by a $5.5 million net increase in purchase card payable and $1.0 million of proceeds from stock options exercised and excess tax benefits from share-based compensation.

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

Capital Expenditures

        Capital expenditures were $19.4 million in 2011, $17.7 million in 2010 and $11.2 million in 2009. Capital expenditures as a percentage of net sales were 1.6%, 1.6% and 1.1% in 2011, 2010 and 2009, respectively.

        Capital expenditures during 2011 were driven primarily by the continued consolidation of our distribution center network including the investments in larger more efficient distribution centers and enhancements to our information technology systems. In addition, during 2011, we acquired $0.5 million of property in the form of leasehold improvements through lease incentives primarily associated with our Kansas City, Kansas distribution center and $0.5 million in office equipment through capital leases.

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

Share Repurchases

        In August 2011, the Company's Board of Directors authorized the repurchase of up to an aggregate of $25.0 million of the Company's outstanding common stock. Share repurchases made under this authorization were expected to be accomplished from time to time based on market conditions, the Company's cash and debt position, and other factors as determined by management. The Authorization did not have an expiration date and could be modified, suspended, or discontinued by the Board of Directors at any time, in accordance with applicable securities laws. Shares could be repurchased through open market or privately negotiated transactions. During the year ended December 30, 2011, the Company repurchased 1,783,822 shares of common stock pursuant to this authorization at an aggregate cost of $25.0 million, or an average cost of $14.01 per share, through open market transactions, which completed the share repurchases under the Authorization. The Company used cash flows from operating activities to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares.

Credit Facility

        The ABL Facility provides for revolving credit financing of up to $225.0 million subject to borrowing base availability, with a maturity of five years, including sub-facilities for letters of credit, not exceeding $40.0 million, and for borrowings on same-day notice, referred to as swingline loans. In addition, the ABL Facility provides that the revolving commitments may be increased to $325.0 million, subject to certain terms and conditions. The ABL Facility has a 5-year term and any borrowings outstanding will be due and payable in full on November 15, 2015. Debt issuance costs capitalized in connection with the ABL Facility were $3.5 million.

        The borrowing base at any time equals the sum (subject to certain eligibility requirements, reserves and other adjustments) of:

  •
  85% of eligible trade receivables; and

  •
  the lesser of: (x) 65% of eligible inventory, valued at the lower of cost or market, and (y) 85% of the net orderly liquidation value of eligible inventory.

        All borrowings under the ABL Facility are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties.

        Borrowings under the ABL Facility bear interest at a rate per annum equal to, at Interline New Jersey's option, either adjusted LIBOR or at an alternate base rate, in each case plus an applicable margin. As of December 30, 2011, the applicable margin was equal to 2.25% per annum for loans bearing interest by reference to the adjusted LIBOR and 1.25% per annum for loans bearing interest by reference to the alternate base rate. The applicable margin is adjusted quarterly by reference to a grid based on average availability under the ABL Facility. The applicable margin for the upcoming quarter is expected to be 2.25% per annum for loans bearing interest by reference to the adjusted LIBOR and 1.25% per annum for loans bearing interest by reference to the alternate base rate.

        In addition, Interline New Jersey is required to pay each lender a commitment fee at a rate equal to 0.50% per annum, in respect of any unused commitments if the average utilization under the ABL Facility during the preceding calendar quarter is 50% or higher, and equal to 0.625% if the average utilization under the ABL Facility during the preceding calendar quarter is less than 50%.

        During any period after the occurrence and continuance of an event of default (and continuing for a certain period of time thereafter), or after availability under the ABL Facility is less than the greater of: (i) $35.0 million and (ii) 17.5% of the total revolving commitments at such time (and continuing for a certain period of time thereafter), the ABL Facility, subject to exceptions, requires mandatory prepayments, but not permanent reductions of commitments, and subject to a right of reinvestment, in amounts equal to 100% of the net cash proceeds from permitted non-ordinary-course asset sales and casualty and condemnation events, as well as from any equity issuance or incurrence of debt not otherwise permitted under the ABL Facility. In addition, Interline New Jersey is required to pay down loans under the ABL Facility if the total amount of outstanding obligations thereunder exceeds the lesser of the aggregate amount of the revolving commitments thereunder and the applicable borrowing base. Interline New Jersey may prepay loans and permanently reduce commitments under the ABL Facility at any time in certain minimum principal amounts, without premium or penalty (except LIBOR breakage costs, if applicable).

        Borrowings under the ABL Facility are guaranteed by the Company and Interline New Jersey's existing and future domestic subsidiaries and are secured by first priority liens on substantially all of the assets of Interline New Jersey and the Guarantors.

        The ABL Facility requires that if excess availability is less than the greater of: (a) 12.5% of the commitments and (b) $28.1 million, Interline New Jersey must comply with a minimum fixed charge coverage ratio test of 1.00:1.00 and certain other covenants. In addition, the ABL Facility includes negative covenants that, subject to significant exceptions, limit Interline New Jersey's ability and the ability of the Guarantors to, among other things, incur debt, incur liens and engage in sale leaseback transactions, make investments and loans, pay dividends, engage in mergers, acquisitions and asset sales, prepay certain indebtedness, amend the terms of certain material agreements, enter into agreements limiting subsidiary distributions, engage in certain transactions with affiliates and alter the business that Interline New Jersey conducts.

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

        As of December 30, 2011, we had $177.3 million of availability under our ABL Facility, net of $8.3 million in letters of credit. We believe that cash and cash equivalents on hand, cash flow from operations and available borrowing capacity under our ABL Facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations in the foreseeable future.

Contractual Obligations and Off-Balance Sheet Arrangements

        The following table sets forth our contractual obligations as of December 30, 2011 (in thousands):

	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
7.00% Notes	$300,000	$—	$—	$—	$300,000
ABL Facility(1)	—	—	—	—	—
Interest	147,000	21,000	42,000	42,000	42,000
Operating leases	119,703	26,558	41,185	30,602	21,358
Capital leases	1,521	744	767	10	0
Employment agreements	6,595	5,565	1,030	—	—
Other(2)	4,523	3,917	336	211	59

Total contractual cash obligations(3)(4)	$579,342	$57,784	$85,089	$73,042	$363,427

(1)
Our ABL Facility calls for an unused commitment fee of 0.625% which is excluded from the table. As of December 30, 2011, we had $8.3 million in letters of credit issued under the ABL Facility. See "Liquidity and Capital Resources" above for more information.

(2)
Other includes deferred compensation and retirement plans totaling $0.6 million payable in equal increments over six years, the fair market value of the earn-out related to the CleanSource acquisition of $3.8 million if targets are reached, and the fair market value of the earn-out related to the NCP acquisition of $0.1 million payable over two years if targets are reached.

(3)
Trade accounts payable of $109.4 million are excluded from the table but are generally payable within 30 to 60 days. See Item 8. Financial Statements and Supplementary Data and the accompanying audited consolidated financial statements.

(4)
As more fully disclosed in Note 18. Income Taxes to our audited consolidated financial statements included in this report, as of December 30, 2011, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

        As of December 30, 2011, except for operating leases and letters of credit, we had no material off-balance sheet arrangements.

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

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability to collect outstanding amounts from customers. The allowance includes specific amounts for those accounts that are likely to be uncollectible, such as accounts of customers in bankruptcy and general allowances for those accounts that management currently believes to be collectible but may later become uncollectible. Estimates are used to determine the allowance for bad debts and are based on historical collection experience, current economic trends, creditworthiness of customers and changes in customer payment terms. Adjustments to credit limits are made based upon payment history and our customers' current creditworthiness. If the financial condition of our customers were to deteriorate, additions to the allowance may be needed that will increase selling, general and administrative expenses and decrease accounts receivable.

Valuation of Excess and Obsolete Inventory

        Inventories are valued at the lower of cost or market. We determine inventory cost using the weighted-average cost method. We adjust inventory for excess and obsolete inventory and for the difference by which the cost of the inventory exceeds the estimated market value. In order to determine the adjustments, management reviews inventory quantities on hand, slow movement reports and sales history reports. Management estimates the required adjustment based on estimated demand for products and market conditions. To the extent historical results are not indicative of future results and if events occur that affect our relationships with suppliers or the salability of our products, additional write-offs may be needed that will increase our cost of sales and decrease inventory.

Goodwill, Intangibles and Other Long-Lived Assets

        Management assesses the recoverability of our goodwill and indefinite-lived identifiable intangibles on an annual basis. Management also assesses the recoverability of goodwill, identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant negative industry or economic trends; (3) a significant increase in competition; and (4) a significant increase in interest rates on debt. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed based on a weighting of both the present value of future projected cash flows (the "income approach") and the use of comparative market multiples (the "market approach"). Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in our statements of operations, and would result in reduced carrying amounts of the related assets in our balance sheets.

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

        We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We estimate the volatility of our common stock based on the historical performance of our common stock. We base the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. See Note 14. Share-Based Compensation to our audited consolidated financial statements included in this report.

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

        Our accounting for income taxes requires us to exercise judgment for known issues under discussion with tax authorities and transactions yet to be settled. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, changes in regulatory tax laws, or interpretation of those tax laws, or expiration of statutes of limitation. However, based on the number of jurisdictions, the uncertainties associated with litigation and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, there is a high degree of uncertainty regarding the future cash outflows associated with these tax uncertainties. See Note 18. Income Taxes to our audited consolidated financial statements included in this report.

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

Legal Contingencies

        We have been named as a defendant in an action filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, which was subsequently removed to the United States District Court for the Northern District of Illinois. The complaint alleges that we sent thousands of unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 ("TCPA"). At the time of filing the complaint, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from us. Other reported TCPA claims have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances. Accordingly, we cannot reasonably estimate the amount of loss, if any, arising from this matter. We are vigorously contesting class action certification and liability, and will continue to evaluate our defenses based upon our internal review and investigation of prior events, new information, and future circumstances.

        From time to time, in the course of our business, we become involved in legal proceedings. In accordance with US GAAP, if it is probable that, as a result of a pending legal claim, an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss is estimable, an accrual for the costs to resolve the claim is recorded in accrued expenses in our balance sheets. Professional fees related to legal claims are included in selling, general and administrative expenses in our statements of operations. Management, with the assistance of outside counsel, determines whether it is probable that a liability from a legal claim has been incurred and estimates the amount of loss. The analysis is based upon potential results, assuming a combination of litigation and settlement strategies. As discussed in Note 16. Commitments and Contingencies to our audited consolidated financial statements included in this report, management does not believe that currently pending proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions related to these proceedings.

Recently Issued Accounting Guidance

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). The amendments in ASU 2011-04 provide clarification of certain fair value concepts such as principal market determination; valuation premise and highest and best use; measuring fair value of instruments with offsetting market or counterparty credit risks; blockage factor and other premiums and discounts; and liabilities and instruments classified in shareholders' equity. In addition, the pronouncement provides guidance for new disclosures such as transfers between Level 1 and Level 2 of the fair value hierarchy; Level 3 fair value measurements; an entity's use of an asset when it is different from its highest and best use; and fair value hierarchy disclosures for financial instruments not measured at fair value but disclosed. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. We believe the adoption of this guidance will primarily affect certain disclosures related to fair value and will not have a material impact on the Company's financial position, results of operations or cash flows.

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). This pronouncement brings consistency to the way reporting entities disclose comprehensive income in their consolidated financial statements and related notes. ASU 2011-05 will no longer permit disclosure of comprehensive income in either the statement of shareholders' equity or in a note to the consolidated financial statements. Instead, reporting entities will have two options for presenting comprehensive income. The first option presents comprehensive income in a single statement, which includes two components: net income and other comprehensive income. The second option allows the presentation of comprehensive income in two separate but consecutive statements: one for net income and the other for other comprehensive income. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption permitted. The new guidance will require retrospective application. Because this ASU impacts presentation only, adoption will not have an impact on the Company's financial condition, results of operations or cash flows.

        In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350) ("ASU 2011-08"). The amendments in ASU 2011-08 are intended to simplify how entities test goodwill for impairment. The amendments will permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Because this guidance only enhances the steps performed to determine whether a potential impairment exists (but should not impact the resulting conclusion), the adoption will not have an impact on the Company's financial condition, results of operations, or cash flows.

Certifications

        Our Chief Executive Officer has certified to the New York Stock Exchange (NYSE) that he is not aware of any violations by the Company of NYSE corporate governance listing standards. We have included as exhibits to this Annual Report on Form 10-K certificates of our Chief Executive Officer and Chief Financial Officer certifying the quality of our public disclosure.

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

Interest Rate Risk

        Our variable rate term debt is sensitive to changes in the general level of interest rates. As of December 30, 2011, we had no outstanding variable rate debt.

        The fair market value of our 7.00% Notes is subject to interest rate risk. As of December 30, 2011, the estimated fair market value of our 7.00% Notes was $310.5 million or 103.5% of par.

Foreign Currency Exchange Risk

        The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of December 30, 2011.

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

Derivative Financial Instruments

        As of December 30, 2011, we did not have any interest rate swap exchange agreements, or swaps. Historically, we have entered into derivative financial instruments from time to time, including interest rate exchange agreements, to manage our exposure to fluctuations in interest rates on our debt. Under our former swap agreements, we paid a fixed rate on the notional amount to our banks and the banks paid us a variable rate on the notional amount equal to a base LIBOR rate.

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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2011, our disclosure controls and procedures were effective to ensure that: (1) material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, under the Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2011.

        The report of our independent registered public accounting firm related to the effectiveness of internal control over financial reporting is included on page F-1 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        No change in our internal control over financial reporting occurred during the quarter ended December 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Our disclosure controls are designed to provide reasonable assurance of achieving their objectives. Based on our evaluation of the effectiveness of our internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

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

      See Exhibit Index beginning on page 56

ITEM 16.    Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLINE BRANDS, INC.
/s/ MICHAEL J. GREBE Michael J. Grebe Chief Executive Officer
Date: February 28, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. GREBE Michael J. Grebe	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2012
/s/ JOHN A. EBNER John A. Ebner	Chief Financial Officer (Principal Financial Officer)	February 28, 2012
/s/ DAVID C. SERRANO David C. Serrano	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 28, 2012
/s/ GIDEON ARGOV Gideon Argov	Director	February 28, 2012
/s/ MICHAEL E. DEDOMENICO Michael E. DeDomenico	Director	February 28, 2012
/s/ JOHN J. GAVIN John J. Gavin	Director	February 28, 2012

Signature	Title	Date

/s/ BARRY J. GOLDSTEIN Barry J. Goldstein	Director	February 28, 2012
/s/ DAVID ZANCA David Zanca	Director	February 28, 2012
/s/ RANDOLPH W. MELVILLE Randolph W. Melville	Director	February 28, 2012
/s/ CHARLES W. SANTORO Charles W. Santoro	Director	February 28, 2012
/s/ DREW T. SAWYER Drew T. Sawyer	Director	February 28, 2012

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 filed on May 24, 2006 (No. 333-134415)).
3.2	Second Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed March 23, 2009).
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
4.8
Fourth Supplemental Indenture, dated as of November 15, 2010, by and among Interline New Jersey, the Company, certain subsidiaries of the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

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
10.12
Form of Restricted Share Unit Agreement (time-based), used commencing in 2011 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010).
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
10.23
Amendment to Employment Agreement, dated as of March 31, 2011, by and between Interline New Jersey and Michael J. Grebe (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 31, 2011).
10.24
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
10.40
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
10.43
Employment Agreement, dated as of January 8, 2010, by and between Interline New Jersey and John A. Ebner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 14, 2010).
10.44
Change in Control Severance Agreement, dated as of January 8, 2010, by and between the Company and John A. Ebner (incorporated by reference Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 14, 2010).
10.45
Employment Agreement and Change in Control Severance Agreement, each dated as of June 13, 2011, by and between Interline New Jersey and John M. McDonald (incorporated by reference to Exhibits 10.1 and 10.2 to the Company's Current Report on Form 8-K filed on June 13, 2011).
10.46
Purchase Agreement, dated November 4, 2010, among Interline New Jersey, the Company, as guarantor, subsidiary guarantors named therein and Barclays Capital Inc. as the representative of several initial purchasers named therein (incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-4 filed on December 16, 2010 (No. 333-171215)).
10.47
First Amendment to Change in Control Severance Agreement, dated March 1, 2011, by and between the Company and John A. Ebner (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010).
11.1
Computation of earnings per share information (contained in Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for the fiscal year ended December 30, 2011) (furnished herewith).
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

*
Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1
Consolidated Balance Sheets as of December 30, 2011 and December 31, 2010;

2
Consolidated Statements of Earnings for the three years ended December 30, 2011, December 31, 2010 and December 25, 2009;

3
Consolidated Statements of Cash Flows for the years ended December 30, 2011, December 31, 2010 and December 25, 2009;

4
Consolidated Statements of Stockholders' Equity for the years ended December 30, 2011, December 31, 2010 and December 25, 2009; and

5
Notes to Consolidated Financial Statements.

  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interline Brands, Inc.
Jacksonville, Florida

        We have audited the accompanying consolidated balance sheets of Interline Brands, Inc. and subsidiaries (the "Company") as of December 30, 2011 and December 31, 2010, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2011. We also have audited the Company's internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interline Brands, Inc. and subsidiaries as of December 30,

2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Jacksonville, Florida
February 28, 2012

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 30, 2011 AND DECEMBER 31, 2010

(in thousands, except share and per share data)

	December 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$97,099	$86,981
Short-term investments	—	100
Accounts receivable—trade (net of allowance for doubtful accounts of $6,457 and $9,088)	128,383	122,619
Inventories	221,225	203,269
Prepaid expenses and other current assets	26,285	28,816
Income taxes receivable	1,123	2,086
Deferred income taxes	16,738	17,381

Total current assets	490,853	461,252
Property and equipment, net	57,728	54,546
Goodwill	344,478	341,168
Other intangible assets, net	134,377	141,562
Other assets	9,022	9,081

Total assets	$1,036,458	$1,007,609

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$109,438	$96,878
Accrued expenses and other current liabilities	51,864	45,181
Accrued interest	2,933	2,852
Income taxes payable	—	819
Current portion of long-term debt	—	13,358
Current portion of capital leases	669	607

Total current liabilities	164,904	159,695
Long-Term Liabilities:
Deferred income taxes	51,776	44,045
Long-term debt, net of current portion	300,000	300,000
Capital leases, net of current portion	726	906
Other liabilities	4,607	6,731

Total liabilities	522,013	511,377
Commitments and contingencies (See Note 16)
Senior preferred stock; $0.01 par value, 20,000,000 authorized; none outstanding as of December 30, 2011 and December 31, 2010	—	—

Stockholders' Equity:
Common stock; $0.01 par value, 100,000,000 authorized; 33,558,842 issued and 31,596,615 outstanding as of December 30, 2011 and 33,336,373 issued and 33,214,073 outstanding as of December 31, 2010	335	333
Additional paid-in capital	599,923	593,031
Accumulated deficit	(59,150)	(96,824)
Accumulated other comprehensive income	1,688	1,865
Treasury stock, at cost, 1,962,227 as of December 30, 2011 and 122,300 as of December 31, 2010	(28,351)	(2,173)

Total stockholders' equity	514,445	496,232

Total liabilities and stockholders' equity	$1,036,458	$1,007,609

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

(in thousands, except share and per share data)

	2011	2010	2009
Net sales	$1,249,484	$1,086,989	$1,059,278
Cost of sales	787,017	672,745	665,327

Gross profit	462,467	414,244	393,951
Operating Expenses:
Selling, general and administrative expenses	354,754	318,820	316,137
Depreciation and amortization	23,739	20,240	18,580

Total operating expenses	378,493	339,060	334,717

Operating income	83,974	75,184	59,234
(Loss) gain on extinguishment of debt, net	—	(11,486)	1,257
Interest expense	(24,355)	(18,710)	(19,044)
Interest and other income	1,892	1,762	1,714

Income before income taxes	61,511	46,750	43,161
Provision for income taxes	23,837	18,829	17,073

Net income	$37,674	$27,921	$26,088

Earnings Per Share:
Basic	$1.14	$0.85	$0.80

Diluted	$1.12	$0.83	$0.79

Weighted-Average Shares Outstanding:
Basic	33,037,978	32,998,352	32,503,306

Diluted	33,646,051	33,785,885	32,908,510

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

(in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Accumulated Deficit		Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at December 26, 2008	32,561,360	$326	$571,868	$(150,833)	$695	$(1,983)	$420,073
Share-based compensation			3,794				3,794
Issuance of common stock in lieu of director's fees	3,019	—					—
Issuance of common stock from exercise of stock options	67,078	—	1,005				1,005
Issuance of common stock from vesting of restricted share units	9,500	—	—				—
Excess tax benefits on stock options exercised and other vested share-based payments			45				45
Repurchase of common stock			35			(93)	(58)
Comprehensive income:
Net income				26,088
Amortization of unrecognized gain on employee benefits					11
Unrealized gain on short-term investments					1
Foreign currency translation					776
Total comprehensive income							26,876

Balance at December 25, 2009	32,640,957	326	576,747	(124,745)	1,483	(2,076)	451,735
Share-based compensation			4,533				4,533
Issuance of common stock in lieu of director's fees	2,051	—					—
Issuance of common stock from exercise of stock options	673,817	7	10,757				10,764
Issuance of common stock from vesting of restricted share units	19,548	—	—				—
Excess tax benefits on stock options exercised and other vested share-based payments			994				994
Repurchase of common stock						(97)	(97)
Comprehensive income:
Net income				27,921
Amortization of unrecognized gain on employee benefits					16
Unrealized loss on short-term investments					(1)
Foreign currency translation					367
Total comprehensive income							28,303

Balance at December 31, 2010	33,336,373	333	593,031	(96,824)	1,865	(2,173)	496,232
Share-based compensation			5,935				5,935
Issuance of common stock from exercise of stock options	43,962	—	656				656
Issuance of common stock from vesting of restricted share units	178,507	2	(2)				—
Excess tax benefits on stock options exercised and other vested share-based payments			303				303
Repurchase of common stock						(26,178)	(26,178)
Comprehensive income:
Net income				37,674
Amortization of unrecognized (loss) on employee benefits					(5)
Foreign currency translation					(172)
Total comprehensive income							37,497

Balance at December 30, 2011	33,558,842	$335	$599,923	$(59,150)	$1,688	$(28,351)	$514,445

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

(in thousands)

	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$37,674	$27,921	$26,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,739	20,612	19,174
Amortization of deferred lease incentive obligation	(796)	(633)	(280)
Amortization of debt issuance costs	1,365	1,056	1,084
Amortization of discount on 8 1/8% senior subordinated notes	—	128	145
Loss (gain) on extiguishment of debt, net	—	11,486	(1,257)
Write-off of deferred acquisition costs	—	—	672
Share-based compensation	5,935	4,533	3,794
Excess tax benefits from share-based compensation	(303)	(994)	(45)
Deferred income taxes	7,717	2,504	5,684
Provision for doubtful accounts	2,455	5,699	10,522
Loss on disposal of property and equipment	97	146	217
Other	(547)	203	(936)
Changes in assets and liabilities which provided (used) cash, net of business acquired:
Accounts receivable—trade	(4,299)	5,224	9,216
Inventories	(13,368)	(22,660)	38,098
Prepaid expenses and other current assets	2,529	(8,854)	4,343
Other assets	245	(111)	1,330
Accounts payable	9,480	7,509	17,671
Accrued expenses and other current liabilities	382	2,514	6,160
Accrued interest	76	1,744	(22)
Income taxes	591	(1,456)	2,804
Other liabilities	(104)	4,189	(180)

Net cash provided by operating activities	72,868	60,760	144,282
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(19,371)	(17,729)	(11,157)
Purchase of short-term investments	—	(2,955)	(3,034)
Proceeds from sales and maturities of short-term investments	100	4,334	1,557
Purchase of businesses, net of cash acquired	(9,695)	(54,781)	(1,881)

Net cash used in investing activities	(28,966)	(71,131)	(14,515)
Cash Flows from Financing Activities:
Increase (decrease) in purchase card payable, net	5,536	(3,471)	1,379
Repayment of term debt	—	(155,815)	(61,535)
Repayment of 8 1/8% senior subordinated notes	(13,358)	(137,323)	(34,157)
Proceeds from issuance of 7.00% senior subordinated notes	—	300,000	—
Payment of tender premiums and expenses on 8 1/8% senior subordinated notes	—	(6,338)	—
Payment of debt issuance costs	(29)	(10,378)	—
Payments on capital lease obligations	(645)	(352)	(239)
Proceeds from stock options exercised	656	10,764	1,005
Excess tax benefits from share-based compensation	303	994	45
Purchases of treasury stock	(26,178)	(97)	(58)

Net cash used in financing activities	(33,715)	(2,016)	(93,560)
Effect of exchange rate changes on cash and cash equivalents	(69)	145	292

Net increase (decrease) in cash and cash equivalents	10,118	(12,242)	36,499
Cash and cash equivalents at beginning of period	86,981	99,223	62,724

Cash and cash equivalents at end of period	$97,099	$86,981	$99,223

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for :
Interest	$22,458	$15,332	$17,697

Income taxes, net of refunds	$15,641	$17,758	$8,958

Schedule of Non-Cash Investing and Financing Activities:
Property acquired through lease incentives	$475	$2,493	$3,009

Property acquired through capital leases	$527	$—	$—

Adjustments to liabilities assumed and goodwill on businesses acquired	$422	$233	$8

Contingent consideration associated with purchase of business	$125	$4,048	$—

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

1. DESCRIPTION OF BUSINESS AND BACKGROUND

Description of Business

        Interline Brands, Inc., a Delaware corporation, and its subsidiaries ("Interline" or the "Company") is a leading national distributor and direct marketer of maintenance, repair and operations ("MRO") products. The Company sells plumbing, electrical, hardware, security, heating, ventilation and air conditioning ("HVAC"), janitorial and sanitation ("JanSan") supplies and other MRO products. Interline's highly diverse customer base consists of multi-family housing, educational, lodging, government and health care facilities, professional contractors and specialty distributors.

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

Fiscal Year

        The Company operates on a 52-53 week fiscal year, which ends on the last Friday in December. The fiscal years ended December 30, 2011 and December 25, 2009 were fifty-two week years. The fiscal year ended December 31, 2010 was a fifty-three week year. References herein to 2011, 2010 and 2009 are for the fiscal years ended December 30, 2011, December 31, 2010 and December 25, 2009, respectively.

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

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

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

        The Company had no short-term investments as of December 30, 2011. As of December 31, 2010, the Company's short-term investments, which were classified as available-for-sale, were comprised of pre-refunded municipal bonds. Pre-refunded municipal bonds are bonds that are refinanced by the issuer and remain outstanding in the marketplace until a specific call date or maturity date is reached. Pre-refunded municipal bonds are secured by U.S. Treasury securities placed in an irrevocable escrow account. As of December 31, 2010, both the carrying amount and fair value of the Company's short-term investments were $0.1 million. The fair value of the pre-refunded municipal bonds was estimated using Level 1 inputs and was determined by quoted market prices as they were publicly traded.

        The fair value of the Company's senior subordinated notes is determined by quoted market prices, which are Level 1 inputs. The carrying amount and fair value of the non-current portion of the Company's senior subordinated notes as of December 30, 2011 and December 31, 2010 was as follows (in thousands):

	December 30, 2011		December 31, 2010
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior subordinated notes	$300,000	$310,500	$300,000	$304,500

Foreign Currency Translation

        Assets and liabilities of the Company's foreign subsidiaries, where the functional currency is the local currency, are translated into United States dollars at the year-end exchange rate. Revenues and expenses are translated using average exchange rates prevailing during the year. As of December 30, 2011 and December 31, 2010, cumulative translation adjustments of $1.7 million and $1.9 million, respectively, were included as a component of accumulated other comprehensive income.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and highly liquid investments that can be readily converted into cash or that have an original maturity of three months or less.

Concentrations of Credit Risk

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company's accounts receivable are principally from facilities maintenance, professional contractor and specialty distributor customers in the United States and Canada. Concentration of credit risk with respect to accounts receivable, is limited due to the large number of customers comprising the Company's customer base. The Company performs credit evaluations of its customers; however, the Company's policy is not to require collateral. As of December 30, 2011 and December 31, 2010, the Company had no significant concentrations of credit risk.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

        Property and equipment purchased in the normal course of business is stated at cost, net of accumulated depreciation. Expenditures for additions, renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Property and equipment acquired in connection with acquisitions are recorded at amounts which approximate fair market value as of the date of the acquisition. Upon the retirement or disposal of assets, the cost and accumulated depreciation or amortization is eliminated from the accounts and the resulting gain or loss is credited or charged to operations.

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

        Depreciation and amortization, including assets under capital leases, is computed using the straight-line method based upon estimated useful lives of the assets as follows:

Buildings	39 - 40 years
Machinery and equipment	2 - 7 years
Office furniture and equipment	3 - 7 years
Vehicles	2 - 5 years
Leasehold improvements	1 - 10 years

Costs of Computer Software Developed or Obtained for Internal Use

        The Company capitalizes costs related to internally developed software and amortizes those costs over five years. Only costs incurred during the development stage, including design, coding, installation and testing are capitalized. These capitalized costs consist of both internal labor costs as well as third party contract costs directly associated with the software development. Upgrades or modifications that result in additional functionality are capitalized. Capitalized costs were $3.8 million, $3.1 million and $1.3 million for 2011, 2010 and 2009, respectively. As of December 30, 2011 and December 31, 2010, there was $7.3 million and $5.4 million, respectively, of unamortized capitalized software costs. During 2011, 2010 and 2009, amortization expense associated with capitalized software costs was $1.9 million, $1.9 million and $1.6 million, respectively.

Goodwill

        Goodwill represents the excess of the cost of acquired companies over the fair value of their net assets. The Company performs a goodwill impairment analysis, using the two-step method, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has elected to perform its annual goodwill impairment test as of the last day of each year. The recoverability of goodwill is measured at the reporting unit level, which the Company has determined to be consistent with its operating segment, by comparing the reporting unit's carrying amount, including goodwill, to the fair market value of the reporting unit. The Company determines the fair market value of its reporting unit based on a weighting of both the present value of

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

future projected cash flows (the "income approach") and the use of comparative market multiples (the "market approach"). The market approach compares the Company's reporting unit to other comparable companies based on valuation multiples to arrive at fair value. The income approach is based on assumptions that are consistent with the Company's estimates of future cash flows. The determination of whether goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company's reporting unit including assumptions related to future growth rates, discount factors and tax rates, among other considerations. Changes in the Company's strategy or assumptions, environmental or other regulations, and/or operating, economic or market conditions could significantly impact these judgments. The Company monitors these conditions and other factors to determine if interim impairment tests are necessary in future periods. Changes in conditions that occur after the annual impairment analysis and that impact these assumptions may result in a future goodwill impairment charge, which could be material. The Company has not identified any impairment losses with respect to goodwill for any year presented.

Other Intangible Assets

        Other intangible assets include amounts assigned to trademarks, customer lists and relationships, non-compete agreements and deferred debt issuance costs. Other intangibles are amortized over their useful lives, 13 to 22 years for customer lists and relationships and 1 to 10 years for non-compete agreements. Customer lists and relationships are amortized on either a straight-line or accelerated basis, depending on the characteristics of the asset at the beginning of its life. Deferred debt issuance costs are amortized as a component of interest expense over the term of the related debt using the effective interest method or a method that approximates the effective interest method. The Company has determined that the majority of its trademarks have indefinite lives and has elected to perform its annual impairment test on indefinite-lived assets as of the last day of each year. The Company has not identified any impairment losses with respect to trademarks for any year presented.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  •
  the price to the buyer is fixed or determinable; and

  •
  collectability is reasonably assured.

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

Shipping and Handling Costs

        Shipping and handling costs to customers have been included in selling, general and administrative expenses on the consolidated statements of earnings. Shipping and handling costs were $59.7 million, $48.4 million, and $47.4 million in 2011, 2010 and 2009, respectively.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

        Costs of producing and distributing sales catalogs and promotional flyers are capitalized and charged to expense over the life of the related catalog and promotional flyers. Advertising expenses, net of co-op advertising, were $1.3 million, $1.2 million, and $2.5 million in 2011, 2010 and 2009, respectively. Co-op advertising was $2.6 million, $2.7 million and $2.1 million in 2011, 2010 and 2009, respectively.

Share-Based Compensation

        The Company recognizes compensation cost ratably using the straight-line attribution method over the expected vesting period or to the retirement eligibility date, if less than the vesting period when vesting is not contingent upon any future performance. In addition, the Company estimates the amount of expected forfeitures when calculating the compensation costs. See Note 14. Share-Based Compensation for more information.

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

        Accounting for income taxes requires the Company to exercise judgment in evaluating uncertain tax positions taken by the Company. The Company accounts for uncertainty in income taxes in accordance with US GAAP. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, changes in regulatory tax laws, or interpretation of those tax laws, or expiration of statutes of limitation. The Company recognizes potential penalties and interest related to unrecognized tax benefits within its statements of earnings as selling, general and administrative expenses and interest expense, respectively. To the extent penalties and interest are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of selling, general and administrative expenses and interest expense, respectively. See Note 18. Income Taxes for more information.

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

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following summarizes the shares of common stock used to calculate diluted earnings per share including the impact of stock options, restricted stock and restricted share units:

	Year Ended
	December 30, 2011	December 31, 2010	December 25, 2009
Weighted average shares outstanding—basic	33,037,978	32,998,352	32,503,306
Dilutive shares resulting from:
Stock options	302,104	380,056	163,463
Restricted stock	1,258	—	311
Restricted share units	304,711	407,477	241,430

Weighted average shares outstanding—diluted	33,646,051	33,785,885	32,908,510

        During 2011, 2010 and 2009, options to purchase 1,984,207 shares, 1,649,470 shares, and 2,693,002 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because the exercise prices of those options are greater than the average market value of common stock and the effect would be anti-dilutive.

Segment Information

        The Company has one operating segment and, therefore, one reportable segment, the distribution of MRO products. The Company's revenues and assets outside the United States are not significant. The Company's net sales by product category were as follows (in thousands):

	Year Ended
Product Category(1)	December 30, 2011	December 31, 2010	December 25, 2009
Janitorial and sanitation	$457,393	$310,849	$293,623
Plumbing	275,557	266,145	269,266
Hardware, tools and fixtures	122,116	119,324	121,825
Heating, ventilation and air conditioning	121,531	127,183	110,398
Electrical and lighting	75,274	71,022	74,507
Appliances and parts	65,251	62,304	60,554
Security and safety	61,855	60,215	60,738
Other	70,507	69,947	68,367

Total	$1,249,484	$1,086,989	$1,059,278

(1)
During 2010, the Company implemented a new product information management system. In conjunction with this implementation, the Company continues to complete its robust product identification process and, as a result, stock keeping units are realigned within product categories. Therefore, the prior periods in this table have been recast to be consistent with current presentation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). The amendments in ASU 2011-04 provide clarification of certain fair value concepts such as principal market determination; valuation premise and highest and best use; measuring fair value of instruments with offsetting market or counterparty credit risks; blockage factor and other premiums and discounts; and liabilities and instruments classified in shareholders' equity. In addition, the pronouncement provides guidance for new disclosures such as transfers between Level 1 and Level 2 of the fair value hierarchy; Level 3 fair value measurements; an entity's use of an asset when it is different from its highest and best use; and fair value hierarchy disclosures for financial instruments not measured at fair value but disclosed. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. We believe the adoption of this guidance will primarily affect certain disclosures related to fair value and will not have a material impact on the Company's financial position, results of operations or cash flows.

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). This pronouncement brings consistency to the way reporting entities disclose comprehensive income in their consolidated financial statements and related notes. ASU 2011-05 will no longer permit disclosure of comprehensive income in either the statement of shareholders' equity or in a note to the consolidated financial statements. Instead, reporting entities will have two options for presenting comprehensive income. The first option presents comprehensive income in a single statement, which includes two components: net income and other comprehensive income. The second option allows the presentation of comprehensive income in two separate but consecutive statements: one for net income and the other for other comprehensive income. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption permitted. The new guidance will require retrospective application. Because this ASU impacts presentation only, adoption will not have an impact on the Company's financial condition, results of operations or cash flows.

        In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350) ("ASU 2011-08"). The amendments in ASU 2011-08 are intended to simplify how entities test goodwill for impairment. The amendments will permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Because this guidance only enhances the steps performed to determine whether a potential impairment exists (but should not impact the resulting conclusion), the adoption will not have an impact on the Company's financial condition, results of operations, or cash flows.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

3. ACQUISITIONS

        On January 28, 2011, Interline New Jersey acquired substantially all of the assets and a portion of the liabilities of Northern Colorado Paper, Inc. ("NCP") for $9.5 million in cash and an earn-out of up to $0.3 million in cash over two years. NCP, which is headquartered in Greeley, Colorado, is a regional distributor of JanSan supplies, primarily servicing institutional facilities in the health care, education and food service industries. This acquisition represents an expansion of the Company's offering of JanSan products in the western United States. As of December 30, 2011, the fair value of the earn-out associated with the acquisition of NCP was $0.1 million.

        On October 29, 2010, Interline New Jersey acquired substantially all of the assets and a portion of the liabilities of CleanSource, Inc. ("CleanSource") for $54.6 million in cash and an earn-out of up to $5.5 million in cash over two years. CleanSource, which is headquartered in San Jose, California, is a large regional distributor of JanSan supplies. CleanSource offers over 4,000 products and primarily serves institutional facilities in the health care and education markets, as well as building services contractors. This acquisition represents a geographical expansion of the Company's JanSan offering to the West Coast of the United States. The fair value of the earn-out associated with the acquisition of CleanSource was $3.8 million and $4.0 million as of December 30, 2011 and December 31, 2010, respectively. The range of expected outcomes decreased since the date of acquisition as certain targets for the first earn-out period were not achieved. There is no change in the range of expected outcomes for the second earn-out period.

        The following table summarizes the allocation of the purchase price to the CleanSource assets acquired and liabilities assumed at estimated fair values (in thousands):

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

3. ACQUISITIONS (Continued)

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

        There were no restructuring charges related to these various initiatives in 2011 and 2010 and no additional charges are expected. There were restructuring charges related to these initiatives of $4.6 million during 2009, which are included as part of selling, general and administrative expenses in the Company's statement of earnings. The following table summarizes the changes to accruals recorded in connection with the Company's restructuring, which are included in accrued expenses and other current liabilities (in thousands):

	Employee Separation Costs	Facility Closing and Other Costs	Total
Balance at December 25, 2009	$177	$1,324	$1,501
Payments	(73)	(781)	(854)
Adjustments(1)	(104)	(68)	(172)

Balance at December 31, 2010	—	475	475
Payments	—	(330)	(330)
Adjustments(1)	—	(85)	(85)

Balance at December 30, 2011	$—	$60	$60

(1)
Adjustments reflect a change in estimate of remaining liabilities for employee separation and facility closing and other costs.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

4. RESTRUCTURING AND ACQUISITION ACCRUALS (Continued)

Acquisition Accruals

        The following table summarizes the changes to reserves recorded in connection with the Company's business combinations (in thousands):

	Employee Severance and Relocation	Facility Closing and Other Costs	Total
Balance at December 25, 2009	$55	$1,340	$1,395
Payments	(11)	(39)	(50)
Write-offs	—	(384)	(384)

Balance at December 31, 2010	44	917	961
Write-offs	(44)	(917)	(961)

Balance at December 30, 2011	$—	$—	$—

5. ACCOUNTS RECEIVABLE

        The Company's trade receivables are exposed to credit risk. The majority of the markets served by the Company are comprised of numerous individual accounts, none of which is individually significant. The Company monitors the creditworthiness of its customers on an ongoing basis and provides a reserve for estimated bad debt losses. If the financial condition of the Company's customers were to deteriorate, increases in its allowance for doubtful accounts may be needed.

        The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Year Ended	Balance at Beginning of Year	Charged to Expense(1)	Deductions(2)	Balance at End of Year
December 25, 2009(3)	$12,140	$10,522	$(9,687)	$12,975
December 31, 2010(3)	$12,975	$5,699	$(9,586)	$9,088
December 30, 2011	$9,088	$2,455	$(5,086)	$6,457

(1)
Expense for 2009 includes a $3.0 million charge associated with a customer seeking Chapter 11 bankruptcy protection.

(2)
Accounts receivable written-off as uncollectible, net of recoveries.

(3)
The Company performs detailed annual reviews of its accounts receivable deemed uncollectible. Based on those reviews, the Company increased the number of accounts written-off during 2009 and 2010. The majority of the accounts receivable deemed uncollectible had been fully reserved for in prior years.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets consisted of the following as of December 30, 2011 and December 31, 2010 (in thousands):

	December 30, 2011	December 31, 2010
Vendor rebates receivable	$16,291	$14,968
Prepaid insurance	2,198	2,426
Prepaid rent	1,944	2,020
Other	5,852	9,402

	$26,285	$28,816

7. PROPERTY AND EQUIPMENT

        Major classifications of property and equipment as of December 30, 2011 and December 31, 2010 were as follows (in thousands):

	December 30, 2011			December 31, 2010
	Owned	Capital Leases	Total	Owned	Capital Leases	Total
Land	$400	$—	$400	$400	$—	$400
Building	9,017	—	9,017	9,262	—	9,262
Machinery and equipment	116,917	770	117,687	98,265	243	98,508
Office furniture and equipment	9,112	139	9,251	12,971	139	13,110
Vehicles	3,947	1,258	5,205	2,820	1,258	4,078
Leasehold improvements	22,994	—	22,994	17,313	—	17,313
Construction in progress	65	—	65	—	—	—

	162,452	2,167	164,619	141,031	1,640	142,671
Less: Accumulated depreciation and amortization	(106,096)	(795)	(106,891)	(88,003)	(122)	(88,125)

	$56,356	$1,372	$57,728	$53,028	$1,518	$54,546

        Depreciation and amortization expense, including amounts for assets under capital leases, was $17.2 million, $14.7 million, and $13.2 million for 2011, 2010 and 2009, respectively.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

8. GOODWILL AND OTHER INTANGIBLE ASSETS

        Changes to goodwill during 2011, 2010 and 2009 were as follows (in thousands):

Balance at December 26, 2008	$317,117
Acquired goodwill	1,881
Purchase price adjustments	8

Balance at December 25, 2009	319,006
Acquired goodwill	22,395
Purchase price adjustments	(233)

Balance at December 31, 2010	341,168
Acquired goodwill	3,732
Purchase price adjustments	(422)

Balance at December 30, 2011	$344,478

        The acquired goodwill in 2011 primarily relates to the Company's acquisition of NCP in January 2011. The acquired goodwill in 2010 primarily relates to the Company's acquisition of CleanSource in October 2010. The acquired goodwill during 2009 primarily relates to purchase price adjustments from the acquisition of Eagle Maintenance Supply, Inc. ("Eagle") in August 2008.

        Purchase price adjustments in 2011 relate to the revision of the liability for exit activities associated with the Eagle and AmSan LLC ("AmSan") acquisitions, net of related adjustments to deferred taxes. Purchase price adjustments in 2010 relate to the revision of the liability for exit activities associated with the Eagle acquisition, net of related adjustments to deferred taxes. Purchase price adjustments during 2009 relate primarily to the write-off of unused acquisition accruals created for the estimated loss on property and equipment and operating leases associated with the Barnett, Inc. ("Barnett") and AmSan LLC acquisitions, net of related adjustments to deferred taxes for these write-offs.

        The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of December 30, 2011, and December 31, 2010 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 30, 2011
Trademarks	$65,841	$5,682	$60,159
Customer relationships	110,562	45,240	65,322
Non-compete agreements	2,902	2,855	47
Deferred debt issuance costs	10,407	1,558	8,849

Total	$189,712	$55,335	$134,377

December 31, 2010
Trademarks	$65,221	$5,568	$59,653
Customer relationships	110,562	38,885	71,677
Non-compete agreements	2,832	2,785	47
Deferred debt issuance costs	10,378	193	10,185

Total	$188,993	$47,431	$141,562

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

8. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The amortization of deferred debt issuance costs, recorded as a component of interest expense, was $1.4 million for 2011 and $1.1 million for 2010 and 2009. There was no write-off of deferred debt issuance costs related to the extinguishment of debt during 2011. The write-off of deferred debt issuance costs totaled $3.9 million and $0.9 million in 2010 and 2009, respectively, related to the extinguishment of debt.

        Amortization expense on other intangible assets was $6.5 million, $5.9 million, and $6.0 million for 2011, 2010 and 2009, respectively. Expected amortization expense on other intangible assets (excluding deferred debt issuance costs which will vary depending upon debt payments) for each of the five succeeding fiscal years is expected to be as follows (in thousands):

Fiscal Year	Future Estimated Amortization
2012	$6,450
2013	$6,339
2014	$6,249
2015	$6,244
2016	$6,085
Thereafter	$34,508

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consisted of the following as of December 30, 2011 and December 31, 2010 (in thousands):

	December 30, 2011	December 31, 2010
Accrued compensation and benefits	$19,033	$17,168
Purchase card payable(1)	7,758	2,222
Accrued sales tax	4,077	4,573
Other	20,996	21,218

	$51,864	$45,181

(1)
Purchase card payable is comprised of trade vendor invoices that were paid pursuant to a purchase card agreement with a third-party intermediary. The Company has a purchase card agreement with a third-party intermediary whereby the third-party intermediary pays the trade vendor invoices in accordance with the terms agreed to by the vendor and the Company. The third-party intermediary bills the Company for amounts disbursed on a monthly basis. As a result, there could be an outstanding payable due to the third-party intermediary at any period end. The net activity in purchase card payable is shown as cash flows from financing activities. In addition, the Company received a rebate from the third-party intermediary based on the volume of transactions administered by the third-party intermediary of $0.5 million in each of the years 2011, 2010 and 2009.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

10. DEBT

        Long-term debt consisted of the following as of December 30, 2011 and December 31, 2010 (in thousands):

	December 30, 2011	December 31, 2010
7.00% Notes	$300,000	$300,000
8 1/8% Notes	—	13,358

	300,000	313,358
Less: Current portion	—	(13,358)

	$300,000	$300,000

        In June 2006, Interline New Jersey completed a series of refinancing transactions: (1) an offering of $200.0 million of 8 1/8% senior subordinated notes due 2014 (the "8 1/8% Notes") and (2) entering into a $330.0 million bank credit facility. The bank credit facility consisted of a $100.0 million 7-year term loan, a $130.0 million 7-year delayed draw term loan and a $100.0 million 6-year revolving credit facility of which a portion not exceeding $40.0 million was available in the form of letters of credit. Debt issuance costs capitalized in connection with the 8 1/8% Notes were $5.8 million. In 2009 the Company repurchased $36.4 million of the 8 1/8% Notes at an average of 93.8% of par, or $34.2 million. In connection with the repurchase of the 8 1/8% Notes, the Company recorded a gain on the extinguishment of debt of $1.8 million during 2009, net of $0.5 million in deferred financing costs written-off. As of December 31, 2010, there was $13.4 million in outstanding 8 1/8% Notes.

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

        The 7.00% Notes were priced at 100% of their principal amount. The estimated fair value of the 7.00% Notes was $310.5 million, or 103.5% of par and $304.5 million, or 101.5% as of December 30, 2011 and December 31, 2010, respectively. The 7.00% Notes mature on November 15, 2018 and interest is payable on May 15 and November 15 of each year. Debt issuance costs capitalized in connection with the 7.00% Notes were $6.9 million.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

10. DEBT (Continued)

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

        Interline New Jersey has the option to redeem the 7.00% Notes prior to November 15, 2013 at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the date of redemption. At any time on or after November 15, 2013, Interline New Jersey may redeem some or all of the 7.00% Notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest. At any time prior to November 15, 2013, Interline New Jersey may, from time to time, redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds received by Interline New Jersey from certain equity offerings at a price equal to 107.00% of the principal amount of the 7.00% Notes redeemed, plus accrued and unpaid interest and additional interest, if any, to the redemption date, provided that the redemption occurs within 90 days of the closing date of such equity offering, and at least 65% of the aggregate principal amount of the 7.00% Notes remain outstanding immediately thereafter.

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

        The ABL Facility provides for revolving credit financing of up to $225.0 million subject to borrowing base availability, with a maturity of five years, including sub-facilities for letters of credit, not exceeding $40.0 million, and for borrowings on same-day notice, referred to as swingline loans. In addition, the ABL Facility provides that the revolving commitments may be increased to $325.0 million, subject to certain terms and conditions. The ABL Facility has a 5-year term and any borrowings outstanding will be due and payable in full on November 15, 2015. Debt issuance costs capitalized in connection with the ABL Facility were $3.5 million.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

10. DEBT (Continued)

        The borrowing base at any time equals the sum (subject to certain eligibility requirements, reserves and other adjustments) of:

  •
  85% of eligible trade receivables, and

  •
  the lesser of: (x) 65% of eligible inventory, valued at the lower of cost or market, and (y) 85% of the net orderly liquidation value of eligible inventory.

        All borrowings under the ABL Facility will be subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties.

        Borrowings under the ABL Facility bear interest, at Interline New Jersey's option, at adjusted LIBOR or an alternate base rate, in each case plus an applicable margin. The applicable margin is equal to 2.25% per annum for loans bearing interest by reference to adjusted LIBOR and 1.25% per annum for loans bearing interest by reference to the alternate base rate and are adjusted quarterly by reference to a grid based on average availability under the ABL Facility.

        In addition, Interline New Jersey is required to pay each lender a commitment fee at a rate equal to 0.50% per annum, in respect of any unused commitments if the average utilization under the ABL Facility during the preceding calendar quarter is 50% or higher, and equal to 0.625% if the average utilization under the ABL Facility during the preceding calendar quarter is less than 50%.

        During any period after the occurrence and continuance of an event of default (and continuing for a certain period of time thereafter), or after availability under the ABL Facility is less than the greater of: (i) $35.0 million and (ii) 17.5% of the total revolving commitments at such time (and continuing for a certain period of time thereafter), the ABL Facility will, subject to exceptions, require mandatory prepayments, but not permanent reductions of commitments, and subject to a right of reinvestment, in amounts equal to 100% of the net cash proceeds from permitted non-ordinary-course asset sales and casualty and condemnation events, as well as from any equity issuance or incurrence of debt not otherwise permitted under the ABL Facility. In addition, Interline New Jersey is required to pay down loans under the ABL Facility if the total amount of outstanding obligations thereunder exceeds the lesser of the aggregate amount of the revolving commitments thereunder and the applicable borrowing base. Interline New Jersey may prepay loans and permanently reduce commitments under the ABL Facility at any time in certain minimum principal amounts, without premium or penalty (except LIBOR breakage costs, if applicable).

        Borrowings under the ABL Facility are guaranteed by the Guarantors and are secured by first-priority liens on substantially all of the assets of Interline New Jersey and the Guarantors.

        The ABL Facility requires that if excess availability is less than the greater of: (a) 12.5% of the commitments and (b) $28.1 million, Interline New Jersey must comply with a minimum fixed charge coverage ratio test of 1.00:1.00 and certain other covenants. In addition, the ABL Facility includes negative covenants that, subject to significant exceptions, limit Interline New Jersey's ability and the ability of the Guarantors to, among other things, incur debt, incur liens and engage in sale leaseback transactions, make investments and loans, pay dividends, engage in mergers, acquisitions and asset sales, prepay certain indebtedness, amend the terms of certain material agreements, enter into agreements limiting subsidiary distributions, engage in certain transactions with affiliates and alter the business that Interline New Jersey conducts.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

10. DEBT (Continued)

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

        The debt instruments of Interline New Jersey, primarily the ABL Facility and the indenture governing the terms of the 7.00% Notes, contain significant restrictions on the payment of dividends and distributions to the Company by Interline New Jersey. The ABL facility allows Interline New Jersey to declare or pay dividends or make distributions to the Company for the purpose of funding a repurchase, redemption, or retirement of the Company's equity or declare or pay a dividend to the Company's shareholders in an aggregate amount not to exceed $25.0 million during any 12-month period, so long as there is no default and Interline New Jersey meets certain availability requirements. Only if these conditions are met and, in addition, Interline New Jersey's fixed charge coverage ratio is at least 1.20 to 1.00, then there is no cap on Interline New Jersey's ability to pay dividends or make distributions to fund a share repurchase by the Company. In addition, ordinary course distributions for overhead (up to $3.0 million annually) and taxes are permitted, as are annual payments of up to $7.5 million in respect of the Company's stock option or other benefit plans for management or employees. The indenture for the 7.00% Notes generally restricts the ability of Interline New Jersey to pay distributions to the Company and to make advances to, or investments in, the Company to an amount equal to 50% of the net income of Interline New Jersey since July 2006, plus an amount equal to the net proceeds from certain equity issuances, subject to compliance with a leverage ratio and no default having occurred and continuing. The indenture also contains certain permitted exceptions including: (1) allowing the Company to pay its franchise taxes and other fees required to maintain its corporate existence, to pay for general corporate and overhead expenses and to pay expenses incurred in connection with certain financing, acquisition or disposition transactions, in an aggregate amount not to exceed $15.0 million per year; (2) allowing certain tax payments; and (3) allowing other distributions in an aggregate amount not to exceed the greater of $85.0 million or 8.5% of total assets of Interline Brands New Jersey and its restricted subsidiaries, provided there is no default.

        Interline New Jersey and the Company were in compliance with all covenants as of December 30, 2011 and December 31, 2010.

        As of December 30, 2011 and December 31, 2010, Interline New Jersey had $177.3 million and $169.8 million available under its respective revolving credit facilities. There were no borrowings under the respective revolving credit facilities as of December 30, 2011 and December 31, 2010. Total letters of credit issued under the respective revolving credit facilities as of December 30, 2011 and December 31, 2010 were $8.3 million and $7.9 million, respectively. The maturity of the long-term debt of $300.0 million is due in its entirety on November 18, 2018.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

11. PREFERRED STOCK

        The Company has the authority to issue 20,000,000 shares of preferred stock, par value $.01 per share. As of December 30, 2011 and December 31, 2010 there were no preferred shares issued or outstanding.

12. COMMON STOCK

        In August 2011, the Company's Board of Directors authorized the repurchase of up to an aggregate of $25.0 million of the Company's outstanding common stock (the "Authorization"). Share repurchases made under this authorization were accomplished from time to time based on market conditions, the Company's cash and debt position, and other factors as determined by management. The Authorization did not have an expiration date and could be modified, suspended, or discontinued by the Board of Directors at any time, in accordance with applicable securities laws. Shares could be repurchased through open market or privately negotiated transactions. As of December 30, 2011, the Company had repurchased 1,783,822 shares of common stock pursuant to this authorization at an aggregate cost of $25.0 million, or an average cost of $14.01 per share, through open market transactions. The Company used cash flows from operating activities to pay the purchase price for the repurchased shares. The repurchased shares have become treasury shares. As of December 31, 2011, the Company had completed the share repurchases under the Authorization.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

13. COMPREHENSIVE INCOME

        Comprehensive income refers to net income plus revenues, expenses, gains and losses that are recorded directly as an adjustment to stockholders' equity, net of tax, including changes in employee benefit plan obligations and foreign currency translation. The components of comprehensive income for the years ended December 30, 2011, December 31, 2010 and December 25, 2009 are as follows (in thousands):

	Before Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Comprehensive income, December 30, 2011:
Net income	$61,511	$23,837	$37,674
Other comprehensive (loss):
Amortization of unrecognized (loss) on employee benefits	(7)	2	(5)
Foreign currency translation	(172)	—	(172)

Total comprehensive income	$61,332	$23,839	$37,497

Comprehensive income, December 31, 2010:
Net income	$46,750	$18,829	$27,921
Other comprehensive income (loss):
Amortization of unrecognized gain on employee benefits	22	(6)	16
Unrealized loss on short-term investments	(1)	—	(1)
Foreign currency translation	367	—	367

Total comprehensive income	$47,138	$18,823	$28,303

Comprehensive income, December 25, 2009:
Net income	$43,161	$17,073	$26,088
Other comprehensive income:
Amortization of unrecognized gain on employee benefits	15	(4)	11
Unrealized gain on short-term investments	1	—	1
Foreign currency translation	776	—	776

Total comprehensive income	$43,953	$17,069	$26,876

        Accumulated other comprehensive income, net of income tax effect, includes the following components:

	Foreign Currency Translation Adjustments	Pension/ Postretirement Adjustments	Accumulated Other Comprehensive Income
Balance, December 31, 2010	$1,860	$5	$1,865
Current period change	(172)	(5)	(177)

Balance, December 30, 2011	$1,688	$—	$1,688

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

14. SHARE-BASED COMPENSATION

Stock Incentive Plans

        During 2000, Interline New Jersey established a Stock Award Plan (the "2000 Plan"), under which Interline New Jersey could award a total of 6,395 shares of common stock in the form of incentive stock options (which could be awarded to key employees only), nonqualified stock options, stock appreciation rights ("SARs") and restricted stock awards, all of which could be awarded to directors, officers, key employees and consultants. The Company's compensation committee determined in its sole discretion whether a SAR is settled in cash, shares or a combination of cash and shares. In connection with the Company's initial public offering in December 2004, options to purchase shares of the common stock of Interline New Jersey were converted into options to purchase shares of the Company's common stock. Effective December 25, 2009 no awards shall be granted under the 2000 Plan.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

14. SHARE-BASED COMPENSATION (Continued)

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

	Year Ended
	December 30, 2011	December 31, 2010	December 25, 2009
Expected volatility	40.9%	41.5%	43.0%
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	1.8%	2.4%	2.1%
Expected life (in years)	5.0	5.0	5.0

        The weighted-average fair value per option of stock options granted during 2011, 2010 and 2009 was $14.93, $7.21 and $3.49, respectively.

        A summary of stock option activity for the year ended December 30, 2011 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Outstanding at December 31, 2010	2,947,191	$17.60
Granted	377,659	21.49
Exercised	(43,962)	14.93
Forfeited or expired	(110,215)	20.39

Outstanding at December 30, 2011	3,170,673	$18.00	3.7	$3,445,652

Vested or expected to vest at December 30, 2011	3,151,632	$18.00	3.7	$3,416,478

Exercisable at December 30, 2011	2,336,185	$18.25	3.2	$1,947,919

(1)
The aggregate intrinsic value represents the amount by which the fair value of the underlying stock at period end exceeds the stock option exercise price.

        The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all stock options exercised during 2011, 2010 and 2009 was $0.3 million, $2.6 million and $0.2 million, respectively. Proceeds from stock options exercised during 2011, 2010 and 2009 were $0.7 million, $10.8 million and $1.0 million, respectively. As of December 30, 2011, there was $3.8 million of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of 2.6 years.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

14. SHARE-BASED COMPENSATION (Continued)

Restricted Stock, Restricted Share Units and Deferred Stock Units

        Shares of restricted stock granted under the 2004 Plan to executives, employees and non-employee directors do not have an exercise price. The share-based compensation expense associated with the restricted stock is based on the quoted market price of the Company's shares of common stock on the date of grant. The restricted stock awards for executives vest either on an accelerated basis in one-third installments over three years provided that certain pre-established annual percentage increases in the Company's earnings per share are attained or on the seventh anniversary of the date of grant. One-half of the restricted stock awards granted to employees vest evenly over three years and one half vest evenly over five years. The restricted stock awards for non-employee directors vest evenly over two years or at the end of three years, depending on the grant.

        RSUs granted under the 2004 Plan to management do not have an exercise price. The share-based compensation expense associated with the RSUs is based on the quoted market price of the Company's shares of common stock on the date of grant. Depending on the grant, (1) one-half of the RSUs vest on the second grant date anniversary provided that certain pre-established annual percentage increases in specific Company-wide metrics, such as EBITDA, are attained and one-half vest evenly over three years; or (2) one-half of the RSUs vest evenly over two years and one-half vest evenly over three years; or (3) one-third of the RSUs vest evenly over each of the first three years following the date of grant; or (4) one-half of the RSUs vest evenly over three years and one-half vest evenly over five years; or (5) on the earlier of: (A) the fourth grant date anniversary, provided that the average daily closing price of a share of the Company's common stock during any 20-consecutive-trading-day period ("Average Closing Price") commencing on or after the grant date equals or exceeds a specified amount prior to the fourth grant date anniversary; or (B) the date that is the later of: (x) the date on which the Average Closing Price equals or exceeds a higher specified amount and (y) the fifth grant date anniversary of the Transaction Date, provided that it occurs not later than the seventh grant date anniversary. Under all vesting schedules, the RSUs will only vest provided the grantee's service to the Company has not terminated prior to the vesting date.

        DSUs granted under the 2004 Plan to non-employee directors do not have an exercise price. The share-based compensation expense associated with the DSUs is based on the quoted market price of the Company's shares of common stock on the date of grant. DSUs vest on the grant date or evenly over the non-employee directors' current service terms, depending on the grant. All DSUs are to be settled in shares of the Company's common stock upon termination of the non-employee directors' service or one year after termination of the non-employee directors' service, depending on the grant.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

14. SHARE-BASED COMPENSATION (Continued)

        A summary of restricted stock, RSUs and DSUs for the year ended December 30, 2011 is presented below:

	Restricted Stock		Restricted Share Units		Deferred Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2010	8,050	23.84	659,576	12.06	93,134	19.27
Granted	—	—	172,652	19.71	30,885	18.39
Vested	(5,750)	24.47	(178,507)	9.86	—	—
Forfeited	—	—	(23,452)	14.17	—	—

Outstanding at December 30, 2011	2,300	$22.27	630,269	$14.69	124,019	$19.05

        The total fair value of restricted stock vested during 2011 was $3.8 million and less than $0.1 million during 2010 and 2009, respectively. The total fair value of RSUs vested during 2011, 2010 and 2009 was $1.8 million, $0.3 million and $0.1 million, respectively. As of December 30, 2011, there was $5.3 million of total unrecognized compensation cost related to unvested restricted stock, RSUs and DSUs. The cost is expected to be recognized over a weighted-average period of 2.5 years.

15. EMPLOYEE BENEFIT PLAN

401(k) Plan

        The Company has a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code. Pursuant to the 401(k) plan, the Company matches employee contributions at a rate of 25% of the first 5% contributed by the employees, up to the statutory maximum of $5,500 per employee. During 2009, the Company halted matching contributions to the 401(k) plan except for contributions made by employees acquired through the acquisition of Eagle. The 401(k) employer match was resumed at the beginning of 2010. Company contributions to the 401(k) plan were $1.1 million, $1.0 million, and $0.2 million for 2011, 2010 and 2009, respectively.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

16. COMMITMENTS AND CONTINGENCIES

Lease Commitments

        The Company leases its facilities under operating and capital leases expiring at various dates through 2024. Minimum future rental payments under these operating and capital leases as of December 30, 2011 are as follows (in thousands):

Fiscal Year	Operating	Capital
2012	$26,558	$744
2013	22,336	538
2014	18,849	229
2015	17,172	10
2016	13,430	—
Thereafter	21,358	—

Total payments	$119,703	1,521

Less: Amount representing interest		(126)

Present value of minimum lease payments		1,395
Less: Current portion		(669)

Long term portion		$726

        Rent expense under all operating leases was $35.5 million, $33.2 million, and $33.8 million, for 2011, 2010 and 2009, respectively. Certain of the leases provide that the Company pays taxes, insurance and other operating expenses applicable to the leased premises.

Employment Agreements

        The Company has employment agreements with various expiration dates through 2012 with certain officers and employees, unless terminated earlier by the Company, at combined salaries of $6.6 million, plus bonuses and subject to adjustments.

Contingent Liabilities

        As of December 30, 2011 and December 31, 2010, the Company was contingently liable for outstanding letters of credit aggregating $8.3 million and $7.9 million, respectively.

Legal Proceedings

        The Company has been named as a defendant in an action filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, which was subsequently removed to the United States District Court for the Northern District of Illinois. The complaint alleges that the Company sent thousands of unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 ("TCPA"). At the time of filing the complaint, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from the Company. Other reported TCPA claims have resulted in a broad range of outcomes, with each case being

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

16. COMMITMENTS AND CONTINGENCIES (Continued)

dependent on its own unique set of facts and circumstances. Accordingly, we cannot reasonably estimate the amount of loss, if any, arising from this matter. The Company is vigorously contesting class action certification and liability, and will continue to evaluate its defenses based upon its internal review and investigation of prior events, new information, and future circumstances.

        The Company is involved in various other legal proceedings in the ordinary course of its business that are not anticipated to have a material effect on the Company's results of operations, financial position, or cash flows.

17. INTEREST AND OTHER INCOME

        Interest and other income consisted of the following during 2011, 2010 and 2009 (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	December 25, 2009
Interest income	$28	$138	$215
Other income	1,864	1,624	1,499

	$1,892	$1,762	$1,714

18. INCOME TAXES

        The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2008 and is no longer subject to state and local, or foreign income tax examinations by tax authorities for years before 2007.

        The provision (benefit) for income taxes for 2011, 2010 and 2009, is as follows (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	December 25, 2009
Current:
Federal	$13,816	$12,979	$9,332
State	2,042	3,083	1,843
Foreign	262	263	214

	16,120	16,325	11,389
Deferred:
Federal	6,435	2,640	5,181
State	1,323	141	538
Foreign	(41)	(277)	(35)

	7,717	2,504	5,684

	$23,837	$18,829	$17,073

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

18. INCOME TAXES (Continued)

        As of December 30, 2011, the approximate amount of earnings of foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was $14.0 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax impact if such earnings were not permanently reinvested.

        The Company has foreign tax credits in the amount of $0.6 million which may be used to offset future foreign source income taxable in the U.S. If not used, the foreign tax credits will expire at the end of 2013.

        The components of income before income taxes for 2011, 2010 and 2009 were as follows (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	December 25, 2009
United States	$60,863	$46,711	$42,446
Foreign	648	39	715

Total	$61,511	$46,750	$43,161

        The reconciliation of the provision for income taxes at the federal statutory tax rate to the provision for income taxes for 2011, 2010 and 2009 is as follows:

	Year Ended
	December 30, 2011	December 31, 2010	December 25, 2009
Federal statutory tax rate	35.00%	35.00%	35.00%
State and local income taxes, net of Federal benefit	4.31	4.24	4.17
Foreign income taxes	(0.01)	(0.06)	(0.16)
Nondeductible expenses and other	(0.55)	1.10	0.55

	38.75%	40.28%	39.56%

        Deferred income taxes result primarily from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes. The components of the Company's deferred

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

18. INCOME TAXES (Continued)

tax assets and liabilities as of December 30, 2011 and December 31, 2010 consist of the following (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010
Deferred tax assets:
Inventories	$8,105	$7,587
Share-based compensation	6,262	5,320
Accrued workers compensation	1,838	1,607
Lease incentive obligation	1,823	1,849
Deferred rent	1,471	1,313
Accrued bonus	1,387	336
Accrued vacation	1,228	1,005
Foreign tax credits	592	2,060
Bad debt reserves	479	2,900
Closing costs accrual	28	686
Other	723	680

Total deferred tax assets	23,936	25,343
Deferred tax liabilities:
Intangibles	(42,748)	(40,430)
Depreciation	(13,573)	(8,926)
Other	(2,653)	(2,651)

Total deferred tax liabilities	(58,974)	(52,007)

Net deferred tax liabilities	$(35,038)	$(26,664)

        There are no material uncertain tax positions as of December 30, 2011, December 31, 2010, or December 25, 2009.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

19. GUARANTOR SUBSIDIARIES

        The 7.00% senior subordinated notes of Interline New Jersey (the "Subsidiary Issuer"), issued in November 2010, are, and the 8 1/8% senior subordinated notes, fully redeemed in January 2011, were, fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by Interline Brands, Inc. (the "Parent Company") and all of Interline New Jersey's 100% owned domestic subsidiaries: Wilmar Holdings, Inc., Wilmar Financial, Inc., and Glenwood Acquisition LLC (collectively the "Guarantor Subsidiaries"). The guarantees by the Parent Company and the Guarantor Subsidiaries are senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior subordinated indebtedness and subordinated to any of their existing and future senior indebtedness.

        The Parent Company is a holding company whose only asset is the stock of its subsidiaries. The Parent Company conducts virtually all of its business operations through the Subsidiary Issuer. Accordingly, the Parent Company's only material sources of cash are dividends and distributions with respect to its ownership interests in the Subsidiary Issuer that are derived from the earnings and cash flow generated by the Subsidiary Issuer. Through December 30, 2011, dividends totaling $26.2 million have been paid to the Parent Company from the Subsidiary Issuer for the purpose of funding the share repurchase that occurred during the year.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

19. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 30, 2011
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$97,061	$38	$—	$97,099
Accounts receivable—trade, net	—	128,383	—	—	128,383
Inventories	—	221,225	—	—	221,225
Intercompany receivable	—	—	158,003	(158,003)	—
Other current assets	—	45,764	5	(1,623)	44,146

Total current assets	—	492,433	158,046	(159,626)	490,853
Property and equipment, net	—	57,728	—	—	57,728
Goodwill	—	344,478	—	—	344,478
Other intangible assets, net	—	134,377	—	—	134,377
Investment in subsidiaries	514,445	163,147	—	(677,592)	—
Other assets	—	2,298	6,724	—	9,022

Total assets	$514,445	$1,194,461	$164,770	$(837,218)	$1,036,458

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$109,438	$—	$—	$109,438
Accrued expenses and other current liabilities	—	54,797	1,623	(1,623)	54,797
Intercompany payable	—	158,003	—	(158,003)	—
Current portion of long-term debt and capital leases	—	669	—	—	669

Total current liabilities	—	322,907	1,623	(159,626)	164,904
Long-Term Liabilities:
Long-term debt and capital leases, net of current portion	—	300,726	—	—	300,726
Other liabilities	—	56,383	—	—	56,383

Total liabilities	—	680,016	1,623	(159,626)	522,013
Senior preferred stock	—	999,139	—	(999,139)	—
Stockholders' equity (deficit)	514,445	(484,694)	163,147	321,547	514,445

Total liabilities and stockholders' equity	$514,445	$1,194,461	$164,770	$(837,218)	$1,036,458

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

19. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2010
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$86,919	$62	$—	$86,981
Short-term investments	—	100	—	—	100
Accounts receivable—trade, net	—	122,619	—	—	122,619
Inventories	—	203,269	—	—	203,269
Intercompany receivable	—	—	144,759	(144,759)	—
Other current assets	—	48,278	5	—	48,283

Total current assets	—	461,185	144,826	(144,759)	461,252
Property and equipment, net	—	54,546	—	—	54,546
Goodwill	—	341,168	—	—	341,168
Other intangible assets, net	—	141,562	—	—	141,562
Investment in subsidiaries	496,232	149,446	—	(645,678)	—
Other assets	—	2,542	6,539	—	9,081

Total assets	$496,232	$1,150,449	$151,365	$(790,437)	$1,007,609

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$96,878	$—	$—	$96,878
Accrued expenses and other current liabilities	—	46,933	1,919	—	48,852
Intercompany payable	—	144,759	—	(144,759)	—
Current portion of long-term debt and capital leases	—	13,965	—	—	13,965

Total current liabilities	—	302,535	1,919	(144,759)	159,695
Long-Term Liabilities:
Long-term debt and capital leases, net of current portion	—	300,906	—	—	300,906
Other liabilities	—	50,776	—	—	50,776

Total liabilities	—	654,217	1,919	(144,759)	511,377
Senior preferred stock	—	871,014	—	(871,014)	—
Stockholders' equity (deficit)	496,232	(374,782)	149,446	225,336	496,232

Total liabilities and stockholders' equity	$496,232	$1,150,449	$151,365	$(790,437)	$1,007,609

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

19. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE YEAR ENDED DECEMBER 30, 2011
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$1,249,484	$—	$—	$1,249,484
Cost of sales	—	787,017	—	—	787,017

Gross profit	—	462,467	—	—	462,467
Operating Expenses:
Selling, general and administrative expenses	—	373,719	55	(19,020)	354,754
Depreciation and amortization	—	23,739	—	—	23,739
Other operating income	—	—	(19,020)	19,020	—

Operating income	—	65,009	18,965	—	83,974
Equity earnings of subsidiaries	(37,674)	(14,923)	—	52,597	—
Interest and other (expense) income, net	—	(25,710)	3,247	—	(22,463)

Income before income taxes	37,674	54,222	22,212	(52,597)	61,511
Provision for income taxes	—	16,548	7,289	—	23,837

Net income	37,674	37,674	14,923	(52,597)	37,674
Preferred stock dividends	—	(128,125)	—	128,125	—

Net income (loss) attributable to common stockholders	$37,674	$(90,451)	$14,923	$75,528	$37,674

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

19. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE YEAR ENDED DECEMBER 31, 2010
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$1,086,989	$—	$—	$1,086,989
Cost of sales	—	672,745	—	—	672,745

Gross profit	—	414,244	—	—	414,244
Operating Expenses:
Selling, general and administrative expenses	—	334,827	30	(16,037)	318,820
Depreciation and amortization	—	20,240	—	—	20,240
Other operating income	—	—	(16,037)	16,037	—

Operating income	—	59,177	16,007	—	75,184
Equity earnings of subsidiaries	(27,921)	(12,868)	—	40,789	—
Loss on extinguishment of debt, net	—	(11,486)	—	—	(11,486)
Interest and other (expense) income, net	—	(19,973)	3,025	—	(16,948)

Income before income taxes	27,921	40,586	19,032	(40,789)	46,750
Provision for income taxes	—	12,665	6,164	—	18,829

Net income	27,921	27,921	12,868	(40,789)	27,921
Preferred stock dividends	—	(113,659)	—	113,659	—

Net income (loss) attributable to common stockholders	$27,921	$(85,738)	$12,868	$72,870	$27,921

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

19. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE YEAR ENDED DECEMBER 25, 2009
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$1,040,885	$18,393	$—	$1,059,278
Cost of sales	—	653,817	11,510	—	665,327

Gross profit	—	387,068	6,883	—	393,951
Operating Expenses:
Selling, general and administrative expenses	—	311,240	4,897	—	316,137
Depreciation and amortization	—	17,955	625	—	18,580

Operating income	—	57,873	1,361	—	59,234
Equity earnings of subsidiaries	(43,161)	(12,374)	—	55,535	—
Gain on extinguishment of debt, net	—	1,257	—	—	1,257
Interest and other (expense) income, net	—	(20,754)	19,311	(15,887)	(17,330)

Income before income taxes	43,161	50,750	20,672	(71,422)	43,161
Provision for income taxes	17,073	10,176	6,897	(17,073)	17,073

Net income	26,088	40,574	13,775	(54,349)	26,088
Preferred stock dividends	—	(97,119)	—	97,119	—

Net income (loss) attributable to common stockholders	$26,088	$(56,545)	$13,775	$42,770	$26,088

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

19. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 30, 2011
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$72,944	$(76)	$—	$72,868
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(19,371)	—	—	(19,371)
Proceeds from sales and maturities of short-term investments	—	100	—	—	100
Purchase of businesses, net of cash acquired	—	(9,695)	—	—	(9,695)
Dividends received from subsidiary issuer	26,178	—	—	(26,178)	—
Other	—	(52)	—	52	—

Net cash provided by (used in) investing activities	26,178	(29,018)	—	(26,126)	(28,966)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	5,536	—	—	5,536
Repayment of debt and capital lease obligations	—	(645)	—	—	(645)
Repayment of 8 1/8% senior subordinated notes	—	(13,358)	—	—	(13,358)
Payment of debt issuance costs	—	(29)	—	—	(29)
Purchases of treasury stock	(26,178)	—	—	—	(26,178)
Dividends paid to parent company	—	(26,178)	—	26,178	—
Other	—	959	52	(52)	959

Net cash (used in) provided by financing activities	(26,178)	(33,715)	52	26,126	(33,715)
Effect of exchange rate changes on cash and cash equivalents	—	(69)	—	—	(69)

Net increase (decrease) in cash and cash equivalents	—	10,142	(24)	—	10,118
Cash and cash equivalents at beginning of period	—	86,919	62	—	86,981

Cash and cash equivalents at end of period	$—	$97,061	$38	$—	$97,099

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

19. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2010
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$60,882	$(122)	$—	$60,760
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(17,729)	—	—	(17,729)
Purchase of short-term investments	—	(2,955)	—	—	(2,955)
Proceeds from sales and maturities of short-term investments	—	4,334	—	—	4,334
Purchase of businesses, net of cash acquired	—	(54,781)	—	—	(54,781)
Other	—	(131)	—	131	—

Net cash (used in) investing activities	—	(71,262)	—	131	(71,131)
Cash Flows from Financing Activities:
Decrease in purchase card payable, net	—	(3,471)	—	—	(3,471)
Repayment of debt and capital lease obligations	—	(156,167)	—	—	(156,167)
Repayment of 8 1/8% senior subordinated notes	—	(137,323)	—	—	(137,323)
Payment of tender premiums and expenses	—	(6,338)	—	—	(6,338)
Proceeds from issuance of 7.00% senior subordinated notes	—	300,000	—	—	300,000
Payment of debt issuance costs	—	(10,378)	—	—	(10,378)
Other	—	11,661	131	(131)	11,661

Net cash (used in) provided by financing activities	—	(2,016)	131	(131)	(2,016)
Effect of exchange rate changes on cash and cash equivalents	—	145	—	—	145

Net (decrease) increase in cash and cash equivalents	—	(12,251)	9	—	(12,242)
Cash and cash equivalents at beginning of period	—	99,170	53	—	99,223

Cash and cash equivalents at end of period	$—	$86,919	$62	$—	$86,981

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

19. GUARANTOR SUBSIDIARIES (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 25, 2009
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$143,969	$313	$—	$144,282
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(11,035)	(122)	—	(11,157)
Purchase of short-term investments	—	(3,034)	—	—	(3,034)
Proceeds from sales and maturities of short-term investments	—	1,557	—	—	1,557
Purchase of businesses, net of cash acquired	—	(1,881)	—	—	(1,881)
Other	—	(114)	—	114	—

Net cash (used in) investing activities	—	(14,507)	(122)	114	(14,515)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	1,379	—	—	1,379
Repayment of debt and capital lease obligations	—	(61,774)	—	—	(61,774)
Repayment of 8 1/8% senior subordinated notes	—	(34,157)	—	—	(34,157)
Other	—	992	114	(114)	992

Net cash (used in) provided by financing activities	—	(93,560)	114	(114)	(93,560)
Effect of exchange rate changes on cash and cash equivalents	—	292	—	—	292

Net increase in cash and cash equivalents	—	36,194	305	—	36,499
Cash and cash equivalents at beginning of period	—	62,293	431	—	62,724

Cash and cash equivalents at end of period	$—	$98,487	$736	$—	$99,223

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND DECEMBER 25, 2009

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a summary of our quarterly results of operations for 2011 and 2010 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2011
Net sales	$297,417	$317,679	$331,349	$303,039
Gross profit	110,941	116,134	122,341	113,051
Net income	6,883	9,856	12,382	8,553
Earnings Per Share(1):
Basic	$0.21	$0.29	$0.37	$0.27
Diluted	$0.20	$0.29	$0.37	$0.26
2010
Net sales	$245,218	$270,154	$276,821	$294,796
Gross profit	95,147	101,567	104,830	112,700
Net income	5,570	9,091	11,512	1,748
Earnings Per Share(1):
Basic	$0.17	$0.28	$0.35	$0.05
Diluted	$0.17	$0.27	$0.34	$0.05

(1)
Earnings per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter while earnings per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters' earnings per share may not equal the full-year earnings per share.