Form 10-Q
period 2012-03-30
INTERLINE BRANDS, INC./DE
filed 2012-05-08
CIK 1292900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

or

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

As of May 4, 2012, there were 31,840,940 shares of the registrant’s common stock outstanding (excluding 2,036,718 shares held in treasury), par value $0.01.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF MARCH 30, 2012 AND DECEMBER 30, 2011

(in thousands, except share and per share data)

	March 30,	December 30,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$84,397	$97,099
Accounts receivable - trade (net of allowance for doubtful accounts of $5,740 and $6,457)	136,756	128,383
Inventories	227,885	221,225
Prepaid expenses and other current assets	21,042	26,285
Income taxes receivable	5,283	1,123
Deferred income taxes	15,446	16,738
Total current assets	490,809	490,853

Property and equipment, net	56,403	57,728
Goodwill	344,478	344,478
Other intangible assets, net	132,406	134,377
Other assets	9,390	9,022
Total assets	$1,033,486	$1,036,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$96,933	$109,438
Accrued expenses and other current liabilities	47,060	51,864
Accrued interest	8,205	2,933
Current portion of capital leases	635	669
Total current liabilities	152,833	164,904

Long-Term Liabilities:
Deferred income taxes	52,456	51,776
Long-term debt, net of current portion	300,000	300,000
Capital leases, net of current portion	578	726
Other liabilities	4,261	4,607
Total liabilities	510,128	522,013
Commitments and contingencies (see Note 5)
Senior preferred stock; $0.01 par value, 20,000,000 authorized; none outstanding as of March 30, 2012 and December 30, 2011	—	—

Stockholders’ Equity:
Common stock; $0.01 par value, 100,000,000 authorized; 33,877,337 issued and 31,840,619 outstanding as of March 30, 2012 and 33,558,842 issued and 31,596,615 outstanding as of December 30, 2011	339	335
Additional paid-in capital	602,659	599,923
Accumulated deficit	(51,685)	(59,150)
Accumulated other comprehensive income	1,835	1,688
Treasury stock, at cost, 2,036,718 as of March 30, 2012 and 1,962,227 as of December 30, 2011	(29,790)	(28,351)
Total stockholders’ equity	523,358	514,445
Total liabilities and stockholders’ equity	$1,033,486	$1,036,458

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

THREE MONTHS ENDED MARCH 30, 2012 AND APRIL 1, 2011

(in thousands, except share and per share data)

	March 30,	April 1,
	2012	2011

Net sales	$313,582	$297,417
Cost of sales	197,971	186,476
Gross profit	115,611	110,941

Operating Expenses:
Selling, general and administrative expenses	91,517	88,087
Depreciation and amortization	6,308	5,752
Total operating expenses	97,825	93,839
Operating income	17,786	17,102

Interest expense	(6,046)	(6,096)
Interest and other income	592	407
Income before income taxes	12,332	11,413
Provision for income taxes	4,867	4,530
Net income	$7,465	$6,883

Earnings Per Share:
Basic	$0.23	$0.21
Diluted	$0.23	$0.20

Weighted-Average Shares Outstanding:
Basic	31,807,491	33,356,472
Diluted	32,406,790	34,158,121

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

THREE MONTHS ENDED MARCH 30, 2012 AND APRIL 1, 2011

(in thousands)

	March 30,	April 1,
	2012	2011

Net income	$7,465	$6,883
Other comprehensive income, net of tax:
Foreign currency translation adjustments	147	228
Amortization of unrecognized gain on employee benefits	—	4
Other comprehensive income	147	232
Comprehensive income	$7,612	$7,115

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 30, 2012 AND APRIL 1, 2011

(in thousands)

	March 30,	April 1,
	2012	2011
Cash Flows from Operating Activities:
Net income	$7,465	$6,883
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,308	5,752
Amortization of deferred lease incentive obligation	(200)	(195)
Amortization of debt issuance costs	349	337
Share-based compensation	1,169	1,265
Excess tax benefits from share-based compensation	(713)	(853)
Deferred income taxes	1,972	2,229
Provision for doubtful accounts	231	1,094
(Gain) loss on disposal of property and equipment	(36)	63
Other	(315)	(153)

Changes in assets and liabilities which provided (used) cash, net of businesses acquired:
Accounts receivable - trade	(8,571)	(6,851)
Inventories	(6,595)	(1,446)
Prepaid expenses and other current assets	5,246	10,966
Other assets	(53)	(128)
Accounts payable	(12,512)	(4,854)
Accrued expenses and other current liabilities	(2,807)	(7,997)
Accrued interest	5,271	5,188
Income taxes	(3,447)	1,863
Other liabilities	(20)	335
Net cash (used in) provided by operating activities	(7,258)	13,498
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(3,321)	(5,427)
Proceeds from sales and maturities of short-term investments	—	100
Purchase of businesses, net of cash acquired	—	(9,496)
Net cash used in investing activities	(3,321)	(14,823)
Cash Flows from Financing Activities:
(Decrease) increase in purchase card payable, net	(2,128)	1,707
Repayment of 8 1/8 % senior subordinated notes	—	(13,358)
Payment of debt issuance costs	—	(34)
Payments on capital lease obligations	(183)	(188)
Proceeds from stock options exercised	857	611
Excess tax benefits from share-based compensation	713	853
Purchases of treasury stock	(1,439)	(1,030)
Net cash used in financing activities	(2,180)	(11,439)
Effect of exchange rate changes on cash and cash equivalents	57	90
Net decrease in cash and cash equivalents	(12,702)	(12,674)
Cash and cash equivalents at beginning of period	97,099	86,981
Cash and cash equivalents at end of period	$84,397	$74,307

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$391	$252
Income taxes, net of refunds	$6,362	$630

Schedule of Non-Cash Investing and Financing Activities:
Property acquired through lease incentives	$—	$475
Contingent consideration associated with purchase of business	$—	$250

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 30, 2012 AND APRIL 1, 2011

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Interline Brands, Inc., a Delaware corporation, and its subsidiaries (“Interline” or the “Company”) is a leading national distributor and direct marketer of broad-line maintenance, repair and operations (“MRO”) products. The Company sells plumbing, electrical, hardware, security, heating, ventilation and air conditioning (“HVAC”), janitorial and sanitation (“JanSan”) supplies and other MRO products. Interline’s highly diverse customer base consists of multi-family housing, educational, lodging, government and health care facilities, professional contractors and specialty distributors.

The Company markets and sells its products primarily through fourteen distinct and targeted brands. The Company utilizes a variety of sales channels, including a direct sales force, telesales representatives, a direct marketing program consisting of catalogs and promotional flyers, brand-specific websites and a national accounts sales program. The Company delivers its products through its network of distribution centers and professional contractor showrooms located throughout the United States, Canada and Puerto Rico, vendor managed inventory locations at large professional contractor customer locations, and its dedicated fleet of trucks and third-party carriers. Through its broad distribution network, the Company is able to provide next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

Interline Brands, Inc. is the holding company of the Interline group of businesses, including its principal operating subsidiary, Interline Brands, Inc., a New Jersey corporation (“Interline New Jersey”).

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Interline Brands, Inc. and all of its wholly-owned subsidiaries. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2011 filed with the SEC.

All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented have been recorded. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable and income taxes, lower of cost or market and obsolescence reserves for inventory, reserves for self-insurance programs and valuation of goodwill and other intangible assets. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Disclosure about how fair value is determined for assets and liabilities is based on a hierarchy established from the significant levels of inputs as follows:

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

The fair value of the Company’s senior subordinated notes is determined by quoted market prices, which are Level 1 inputs. The carrying amount and fair value of the non-current portion of the Company’s senior subordinated notes as of March 30, 2012 and December 30, 2011 was as follows (in thousands):

	March 30, 2012		December 30, 2011
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior subordinated notes	$300,000	$316,500	$300,000	$310,500

Segment Information

The Company has one operating segment and, therefore, one reportable segment, the distribution of MRO products. The Company’s revenues and assets outside the United States are not significant. The Company’s net sales by product category were as follows (in thousands):

	Three Months Ended
	March 30,	April 1,
Product Category (1)	2012	2011
JanSan	$116,351	$108,309
Plumbing	71,275	70,863
Hardware, tools and fixtures	28,775	30,143
HVAC	26,141	23,134
Electrical and lighting	20,043	17,980
Appliances and parts	17,592	15,259
Security and safety	16,427	15,420
Other	16,978	16,309
Total	$313,582	$297,417

(1)         The Company continues to refine its robust product identification process and, as a result, stock keeping units are realigned within product categories. Therefore, the prior period in this table has been recast to be consistent with current presentation.

Recently Adopted Accounting Guidance

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). The amendments in ASU 2011-04 provide clarification of certain fair value concepts such as principal market determination; valuation premise and highest and best use; measuring fair value of instruments with offsetting market or counterparty credit risks; blockage factor and other premiums and discounts; and liabilities and instruments classified in shareholders’ equity. In addition, the pronouncement provides guidance for new disclosures such as transfers between Level 1 and Level 2 of the fair value hierarchy; Level 3 fair value measurements; an entity’s use of an asset when it is different from its highest and best use; and fair value hierarchy disclosures for financial instruments not measured at fair value but disclosed. Effective December 31, 2011, the Company adopted the fair value measurement and disclosure requirements.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), as amended by ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). This pronouncement brings consistency to the way reporting entities disclose comprehensive income in their consolidated financial statements and related notes. ASU 2011-05, as amended by ASU 2011-12, no longer permits disclosure of comprehensive income in either the statement of shareholders’ equity or in a note to the consolidated financial statements. Instead, reporting entities have two options for presenting comprehensive income. The first option presents comprehensive income in a single statement, which includes two components: net income and other comprehensive income. The second option allows the presentation of comprehensive income in two separate but consecutive statements: one for net income and the other for other comprehensive income. Effective December 31, 2011, the Company adopted new disclosure requirements for comprehensive income, including the required retrospective application. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) (“ASU 2011-08”).  The amendments in ASU 2011-08 are intended to simplify how entities test goodwill for impairment.  The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  Effective December 31, 2011, the Company adopted the provisions of this guidance. Because this guidance only enhances the steps performed to determine whether a potential impairment exists (but should not impact the resulting conclusion), the adoption did not have an impact on the Company’s consolidated financial statements.

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

The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Balance at December 30, 2011	Charged to Expense	Deductions	Balance at March 30, 2012
$6,457	$231	$(948)	$5,740

3. EARNINGS PER SHARE

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

The following summarizes the shares of common stock used to calculate earnings per share including the potentially dilutive impact of stock options, restricted stock and restricted share units, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares:

	Three Months Ended
	March 30,	April 1,
	2012	2011
Weighted average shares outstanding - basic	31,807,491	33,356,472
Dilutive shares resulting from:
Stock options	359,149	488,863
Restricted stock	540	—
Restricted share units	239,610	312,786
Weighted average shares outstanding - diluted	32,406,790	34,158,121

During the three months ended March 30, 2012 and April 1, 2011, stock options to purchase 1,898,545 shares and 1,237,757 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive.

4. SHARE-BASED COMPENSATION

During the three months ended March 30, 2012 and April 1, 2011, share-based compensation expense was $1.2 million and $1.3 million, respectively. As of March 30, 2012, there was $12.8 million of total unrecognized share-based compensation expense related to unvested share-based payment awards. The expense is expected to be recognized over a weighted-average period of 2.6 years.

During the three months ended March 30, 2012 and April 1, 2011, the Company granted 207,161 and 345,291 stock options, respectively, with a weighted-average grant date fair value of $7.96 and $8.40, respectively. The fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility is based on historical performance of the Company’s stock. The Company also considers historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant.

The Black-Scholes weighted-average assumptions were as follows:

	Three Months Ended
	March 30,	April 1,
	2012	2011
Expected volatility	43.5%	41.0%
Expected dividends	0.0%	0.0%
Risk-free interest rate	0.9%	2.1%
Expected life (in years)	5.0	5.0

During the three months ended March 30, 2012 and April 1, 2011, there were 76,759 and 38,198 stock options exercised, respectively, with an intrinsic value of $0.7 million and $0.2 million, respectively.

A summary status of restricted stock, restricted share units, and deferred stock units as of March 30, 2012 and changes during the three months then ended is presented below:

	Restricted Stock		Restricted Share Units		Deferred Stock Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at December 30, 2011	2,300	$22.27	630,269	$14.69	124,019	$19.05
Granted	—	—	190,218	20.56	1,011	21.61
Vested	(2,300)	22.27	(241,736)	10.93	—	—
Forfeited	—	—	—	—	—	—
Outstanding at March 30, 2012	—	$—	578,751	$18.19	125,030	$19.07

During the three months ended March 30, 2012, 2,300 restricted stock awards vested, with a fair value of less than $0.1 million.  During the three months ended March 30, 2012, 241,736 restricted share units vested with a fair value of $4.7 million. During the three months ended March 30, 2012, no deferred stock units vested.

5. COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

As of March 30, 2012 and December 30, 2011, the Company was contingently liable for outstanding letters of credit aggregating to $7.5 million and $8.3 million, respectively.

Legal Proceedings

The Company has been named as a defendant in an action filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, which was subsequently removed to the United States District Court for the Northern District of Illinois.  The complaint alleges that the Company sent thousands of unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“TCPA”).  At the time of filing the complaint, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from the Company.  Other reported TCPA claims have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances.  Accordingly, the Company cannot reasonably estimate the amount of loss, if any, arising from this matter.  The Company is vigorously contesting class action certification and liability, and will continue to evaluate its defenses based upon its internal review and investigation of prior events, new information, and future circumstances.

The Company is involved in various other legal proceedings in the ordinary course of its business that are not anticipated to have a material effect on the Company’s results of operations, financial position, or cash flows.

6. GUARANTOR SUBSIDIARIES

The 7.00% senior subordinated notes of Interline New Jersey (the “Subsidiary Issuer”), issued in November 2010, are, and the 8 1/8 % senior subordinated notes, fully redeemed in January 2011, were, fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by Interline Brands, Inc. (the “Parent Company”) and all of Interline New Jersey’s 100% owned domestic subsidiaries: Wilmar Holdings, Inc., Wilmar Financial, Inc., and Glenwood Acquisition LLC (collectively the “Guarantor Subsidiaries”). The guarantees by the Parent Company and the Guarantor Subsidiaries are senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing and future senior subordinated indebtedness and subordinated to any of their existing and future senior indebtedness.

The Parent Company is a holding company whose only asset is the stock of its subsidiaries. The Parent Company conducts virtually all of its business operations through the Subsidiary Issuer. Accordingly, the Parent Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in the Subsidiary Issuer that are derived from the earnings and cash flow generated by the Subsidiary Issuer. Through March 30, 2012, dividends totaling $1.4 million have been paid to the Parent Company from the Subsidiary Issuer for the purpose of funding share repurchases to satisfy minimum tax withholding requirements on share-based compensation.

The following tables set forth, on a condensed consolidating basis, the balance sheets, statements of earnings and comprehensive income, and statements of cash flows for the Parent Company, Subsidiary Issuer and Guarantor Subsidiaries for all financial statement periods presented in the Company’s consolidated financial statements. The non-guarantor subsidiaries are minor and are included in the condensed financial data of the Subsidiary Issuer. The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Parent Company or the Guarantor Subsidiaries; therefore, the following tables do not reflect any such allocation.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF MARCH 30, 2012

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$84,365	$32	$—	$84,397
Accounts receivable - trade, net	—	136,756	—	—	136,756
Inventories	—	227,885	—	—	227,885
Intercompany receivable	—	—	161,620	(161,620)	—
Other current assets	—	43,729	4	(1,962)	41,771
Total current assets	—	492,735	161,656	(163,582)	490,809

Property and equipment, net	—	56,403	—	—	56,403
Goodwill	—	344,478	—	—	344,478
Other intangible assets, net	—	132,406	—	—	132,406
Investment in subsidiaries	523,358	166,733	—	(690,091)	—
Other assets	—	2,351	7,039	—	9,390
Total assets	$523,358	$1,195,106	$168,695	$(853,673)	$1,033,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$96,933	$—	$—	$96,933
Accrued expenses and other current liabilities	—	55,265	1,962	(1,962)	55,265
Intercompany payable	—	161,620	—	(161,620)	—
Current portion of capital leases	—	635	—	—	635
Total current liabilities	—	314,453	1,962	(163,582)	152,833

Long-Term Liabilities:
Long-term debt and capital leases, net of current portion	—	300,578	—	—	300,578
Other liabilities	—	56,717	—	—	56,717
Total liabilities	—	671,748	1,962	(163,582)	510,128

Senior preferred stock	—	1,034,013	—	(1,034,013)	—

Stockholders’ equity (deficit)	523,358	(510,655)	166,733	343,922	523,358
Total liabilities and stockholders’ equity	$523,358	$1,195,106	$168,695	$(853,673)	$1,033,486

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

AS OF DECEMBER 30, 2011

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$97,061	$38	$—	$97,099
Accounts receivable - trade, net	—	128,383	—	—	128,383
Inventories	—	221,225	—	—	221,225
Intercompany receivable	—	—	158,003	(158,003)	—
Other current assets	—	45,764	5	(1,623)	44,146
Total current assets	—	492,433	158,046	(159,626)	490,853

Property and equipment, net	—	57,728	—	—	57,728
Goodwill	—	344,478	—	—	344,478
Other intangible assets, net	—	134,377	—	—	134,377
Investment in subsidiaries	514,445	163,147	—	(677,592)	—
Other assets	—	2,298	6,724	—	9,022
Total assets	$514,445	$1,194,461	$164,770	$(837,218)	$1,036,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$109,438	$—	$—	$109,438
Accrued expenses and other current liabilities	—	54,797	1,623	(1,623)	54,797
Intercompany payable	—	158,003	—	(158,003)	—
Current portion of capital leases	—	669	—	—	669
Total current liabilities	—	322,907	1,623	(159,626)	164,904

Long-Term Liabilities:
Long-term debt and capital leases, net of current portion	—	300,726	—	—	300,726
Other liabilities	—	56,383	—	—	56,383
Total liabilities	—	680,016	1,623	(159,626)	522,013

Senior preferred stock	—	999,139	—	(999,139)	—

Stockholders’ equity (deficit)	514,445	(484,694)	163,147	321,547	514,445
Total liabilities and stockholders’ equity	$514,445	$1,194,461	$164,770	$(837,218)	$1,036,458

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 30, 2012

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries (1)	Adjustments	Consolidated

Net sales	$—	$313,582	$—	$—	$313,582
Cost of sales	—	197,971	—	—	197,971
Gross profit	—	115,611	—	—	115,611

Operating Expenses:
Selling, general and administrative expenses	—	96,215	1	(4,699)	91,517
Depreciation and amortization	—	6,308	—	—	6,308
Other operating income	—	—	(4,699)	4,699	—
Operating income	—	13,088	4,698	—	17,786

Equity earnings of subsidiaries	(7,465)	(3,586)	—	11,051	—

Interest and other (expense) income, net	—	(6,358)	904	—	(5,454)
Income before income taxes	7,465	10,316	5,602	(11,051)	12,332
Provision for income taxes	—	2,851	2,016	—	4,867
Net income	7,465	7,465	3,586	(11,051)	7,465
Preferred stock dividends	—	(34,874)	—	34,874	—
Net income (loss) attributable to common stockholders	7,465	(27,409)	3,586	23,823	7,465
Other comprehensive income	—	147	—	—	147
Comprehensive income	$7,465	$(27,262)	$3,586	$23,823	$7,612

(1)         The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 1, 2011

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries (1)	Adjustments	Consolidated

Net sales	$—	$297,417	$—	$—	$297,417
Cost of sales	—	186,476	—	—	186,476
Gross profit	—	110,941	—	—	110,941

Operating Expenses:
Selling, general and administrative expenses	—	92,817	12	(4,742)	88,087
Depreciation and amortization	—	5,752	—	—	5,752
Other operating income	—	—	(4,742)	4,742	—
Operating income	—	12,372	4,730	—	17,102

Equity earnings of subsidiaries	(6,883)	(3,624)	—	10,507	—

Interest and other (expense) income, net	—	(6,402)	713	—	(5,689)
Income before income taxes	6,883	9,594	5,443	(10,507)	11,413
Provision for income taxes	—	2,711	1,819	—	4,530
Net income	6,883	6,883	3,624	(10,507)	6,883
Preferred stock dividends	—	(30,402)	—	30,402	—
Net income (loss) attributable to common stockholders	6,883	(23,519)	3,624	19,895	6,883
Other comprehensive income	—	232	—	—	232
Comprehensive income	$6,883	$(23,287)	$3,624	$19,895	$7,115

(1)         The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 30, 2012

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash (used in) provided by operating activities	$—	$(10,869)	$3,611	$—	$(7,258)
Cash Flows from Investing Activities:
Purchases of property and equipment, net	—	(3,321)	—	—	(3,321)
Dividends received from subsidiary issuer	1,439	—	—	(1,439)	—
Other	—	3,617	—	(3,617)	—
Net cash provided by (used in) investing activities	1,439	296	—	(5,056)	(3,321)
Cash Flows from Financing Activities:
Decrease in purchase card payable, net	—	(2,128)	—	—	(2,128)
Payments on capital lease obligations	—	(183)	—	—	(183)
Purchases of treasury stock	(1,439)	—	—	—	(1,439)
Dividends paid to parent company	—	(1,439)	—	1,439	—
Other	—	1,570	(3,617)	3,617	1,570
Net cash used in financing activities	(1,439)	(2,180)	(3,617)	5,056	(2,180)
Effect of exchange rate changes on cash and cash equivalents	—	57	—	—	57
Net decrease in cash and cash equivalents	—	(12,696)	(6)	—	(12,702)
Cash and cash equivalents at beginning of period	—	97,061	38	—	97,099
Cash and cash equivalents at end of period	$—	$84,365	$32	$—	$84,397

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 1, 2011

(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated

Net cash provided by operating activities	$—	$12,972	$526	$—	$13,498
Cash Flows from Investing Activities:
Purchases of property and equipment, net	—	(5,427)	—	—	(5,427)
Proceeds from sales and maturities of short-term investments	—	100	—	—	100
Purchase of businesses, net of cash acquired	—	(9,496)	—	—	(9,496)
Other	—	561	—	(561)	—
Net cash used in investing activities	—	(14,262)	—	(561)	(14,823)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	1,707	—	—	1,707
Repayment of debt and capital lease obligations	—	(13,546)	—	—	(13,546)
Proceeds from stock options exercised	—	611	—	—	611
Other	—	(211)	(561)	561	(211)
Net cash used in financing activities	—	(11,439)	(561)	561	(11,439)
Effect of exchange rate changes on cash and cash equivalents	—	90	—	—	90
Net decrease in cash and cash equivalents	—	(12,639)	(35)	—	(12,674)
Cash and cash equivalents at beginning of period	—	86,919	62	—	86,981
Cash and cash equivalents at end of period	$—	$74,280	$27	$—	$74,307

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “us” and “we” are to the Company. You should read the following discussion in conjunction with our unaudited consolidated financial statements and related notes included in this quarterly report, and our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions, including, without limitation, certain statements in “Results of Operations”, “Liquidity and Capital Resources”, and Item 3. Quantitative and Qualitative Disclosures About Market Risk. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

•                  general market conditions,

•                  product cost and price fluctuations due to inflation and currency exchange rates,

•                  the highly competitive nature of the maintenance, repair and operations distribution industry,

•                  adverse changes in trends in the home improvement and remodeling and home building markets,

•                  apartment vacancy rates and effective rents,

•                  governmental and educational budget constraints,

•                  our ability to accurately predict market trends,

•                  the loss of significant customers,

•                  health care costs,

•                  labor and benefit costs,

•                  failure to identify, acquire and successfully integrate acquisition candidates,

•                  our ability to purchase products from suppliers on favorable terms,

•                  fluctuations in the cost of commodity-based products and raw materials (such as copper) and fuel prices,

•                  our customers’ ability to pay us,

•                  credit market contractions,

•                  failure to realize expected benefits from acquisitions,

•                  consumer spending and debt levels,

•                  material facilities and systems disruptions and shutdowns,

•                  the length of our supply chains,

•                  work stoppages or other business interruptions at transportation centers or shipping ports,

•                  dependence on key employees,

•                  changes to tariffs between the countries in which we operate,

•                  our ability to protect trademarks,

•                  adverse publicity and litigation,

•                  our level of debt,

•                  interest rate fluctuations,

•                  future cash flows,

•                  changes in governmental regulations related to our product offerings,

•                  weather conditions,

•                  changes in consumer preferences, and

•                  other factors described under “Part I. Item 1A—Risk Factors” in our Annual Report on Form 10-K filed with the SEC.

Forward-looking statements made by us in this report, or elsewhere, speak only as of the date on which we make them. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In light of these risks and uncertainties, any forward-looking statements made in this report or elsewhere might not occur. Notwithstanding the foregoing, all information contained in this report is materially accurate as of the date of this report.

Overview

We are a leading national distributor and direct marketer of broad-line maintenance, repair and operations (“MRO”) products. We have one operating segment, the distribution of MRO products. We stock approximately 100,000 MRO products in the following categories: janitorial and sanitation (“JanSan”); plumbing; hardware, tools and fixtures; heating, ventilation and air conditioning (“HVAC”); electrical and lighting; appliances and parts; security and safety; and other miscellaneous products. Our products are primarily used for the repair, maintenance, remodeling, refurbishment and construction of residential properties and non-industrial facilities.

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

We market and sell our products primarily through fourteen distinct and targeted brands, each of which is recognized in the markets they serve for providing quality products at competitive prices with reliable same-day or next-day delivery. The Wilmar®, AmSan®, CleanSource®, Sexauer®, NCP®, Maintenance USA® and Trayco® brands generally serve our facilities maintenance customers; the Barnett®, Copperfield®, U.S. Lock® and SunStar® brands generally serve our professional contractor customers; and the Hardware Express®, LeranSM and AF Lighting® brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of approximately 700 field sales representatives, approximately 365 inside sales and customer service representatives, a direct marketing program consisting of catalogs and promotional flyers, brand-specific websites and a national accounts sales program.

We deliver our products through our network of 55 distribution centers and 25 professional contractor showrooms located throughout the United States, Canada and Puerto Rico, 52 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks and third-party carriers. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

Results of Operations

The following table presents information derived from the consolidated statements of earnings expressed as a percentage of net sales for the three months ended March 30, 2012 and April 1, 2011:

	% of Net Sales		% Increase
	Three Months Ended		(Decrease)
	March 30,	April 1,	2012
	2012	2011	vs. 2011 (1)

Net sales	100.0%	100.0%	5.4%
Cost of sales	63.1	62.7	6.2
Gross profit	36.9	37.3	4.2

Operating Expenses:
Selling, general and administrative expenses	29.2	29.6	3.9
Depreciation and amortization	2.0	1.9	9.7
Total operating expenses	31.2	31.6	4.2
Operating income	5.7	5.8	4.0

Interest expense	(1.9)	(2.0)	(0.8)
Interest and other income	0.2	0.1	45.5
Income before income taxes	3.9	3.8	8.1
Provision for income taxes	(1.6)	(1.5)	7.4
Net income	2.4%	2.3%	8.5%

(1)         Percent increase (decrease) represents the actual change as a percentage of the prior year’s result.

Overview. During the three months ended March 30, 2012, our sales increased 5.4%, primarily reflecting the impact of continued economic improvements across our facilities maintenance and professional contractor end-markets, combined with our continued investments in our sales force, sales initiatives, information technology, and our distribution network, which we believe is improving our competitive position and market capabilities. The increase also reflects the incremental impact from our NCP acquisition that occurred during the first quarter of the prior year.  Excluding our NCP acquisition, organic sales increased 4.3%. Sales to customers in our facilities maintenance end-market, which makes up 76% of our total sales and include residential multi-family housing and institutional customers, increased 7.8% in total, mainly as a result of continued investments in our sales force and sales initiatives, as well as improved economic conditions in these end-markets, including 6.2% on an organic sales basis during the first quarter of 2012 compared to the first quarter of 2011. Sales to our professional contractor customers, which represent 14% of our total sales, increased 2.5% in total. Sales to our specialty distributor customers, which represent 10% of our total sales, decreased 5.4% in total. As market conditions continue to strengthen, we expect better growth in 2012 as compared to 2011.

Operating income as a percentage of net sales was 5.7% in the first quarter of 2012 compared to 5.8% in the comparable prior year period. The nominal decrease in operating income as a percentage of sales is primarily a result of lower gross profit margins related to some product cost pressures and changes in product mix as compared to the prior year, combined with the incremental impact from the NCP acquisition, and higher depreciation and amortization expense, partially offset by lower selling, general and administrative (“SG&A”) expenses as a percentage of sales, mainly driven by lower bad debt expense, lower distribution center consolidation costs, lower delivery expense, and the favorable impact from the NCP acquisition.

Net income as a percentage of net sales was 2.4% in the first quarter of 2012 compared to 2.3% in the comparable prior year period as a result of lower interest expense combined with higher interest and other income, somewhat offset by the decrease in operating income as a percentage of sales.

Three Months Ended March 30, 2012 Compared to Three Months Ended April 1, 2011

Net Sales. Net sales increased by $16.2 million, or 5.4%, to $313.6 million in the three months ended March 30, 2012 from $297.4 million in the three months ended April 1, 2011. The increase in sales is primarily attributable to sales of $14.5 million from net increases in comparable sales to our facilities maintenance and professional contractor customers, as well as $3.5 million associated with the NCP acquisition, partially offset by a sales decrease to our specialty distributor customers.

Gross Profit. Gross profit increased by $4.7 million, or 4.2%, to $115.6 million in the three months ended March 30, 2012 from $110.9 million in the three months ended April 1, 2011.  Our gross profit margin decreased 40 basis points to 36.9% for the three months ended March 30, 2012 compared to 37.3% for the three months ended April 1, 2011.  This decrease in gross profit margin was related to some product cost pressures and changes in product mix as compared to the prior year, combined with the incremental impact from the NCP acquisition.

Selling, General and Administrative Expenses. SG&A expenses increased by $3.4 million, or 3.9%, to $91.5 million in the three months ended March 30, 2012 from $88.1 million in the three months ended April 1, 2011.  As a percentage of net sales, SG&A decreased 40 basis points to 29.2% for the three months ended March 30, 2012 compared to 29.6% for the three months ended April 1, 2011. The decrease in SG&A expenses as a percentage of sales is primarily due to the impact from our lower bad debt expense, lower distribution center consolidation costs, lower delivery costs, and the favorable incremental impact from the NCP acquisition, offset in part by higher labor costs as a result of the investments in sales force made during the latter part of the prior year, combined with higher health care costs.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.6 million, or 9.7%, to $6.3 million in the three months ended March 30, 2012 from $5.8 million in the three months ended April 1, 2011. As a percentage of net sales, depreciation and amortization was 2.0% and 1.9% for the three months ended March 30, 2012 and April 1, 2011, respectively.  The increase in depreciation and amortization expense was due to higher depreciation resulting from our capital spending associated with our information technology infrastructure and distribution center consolidation and integration efforts that occurred during the last three years.

Operating Income. As a result of the foregoing, operating income increased by $0.7 million, or 4.0%, to $17.8 million in the three months ended March 30, 2012 from $17.1 million in the three months ended April 1, 2011. As a percentage of net sales, operating income decreased to 5.7% in the three months ended March 30, 2012 compared to 5.8% in the three months ended April 1, 2011.

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

On November 16, 2010, Interline New Jersey completed a series of refinancing transactions: (1) an offering of $300.0 million of 7.00% senior subordinated notes due 2018 (the “7.00% Notes”) and (2) entering into a $225.0 million asset-based revolving credit facility (the “ABL Facility”). The proceeds from the 7.00% Notes were used to redeem $137.3 million of the 8 1/8 % senior subordinated notes due 2014 (the “8 1/8 % Notes”) and to repay the indebtedness under the prior credit facility of Interline New Jersey. The remaining $13.4 million of the 8 1/8 % Notes were redeemed on January 3, 2011. The 8 1/8 % Notes were redeemed at an average price of 104.256% of par.

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

The debt instruments of Interline New Jersey, primarily the ABL Facility and the indenture governing the terms of the 7.00% Notes, contain significant restrictions on the payment of dividends and distributions to the Company by Interline New Jersey. The ABL facility allows Interline New Jersey to pay dividends or make distributions to the Company for the purpose of funding a repurchase, redemption, or retirement of the Company’s equity or declare or pay a dividend to the Company’s shareholders in an aggregate amount not to exceed $25.0 million during any 12-month period, so long as there is no default and Interline New Jersey meets certain availability requirements.  Only if these conditions are met and, in addition, Interline New Jersey’s fixed charge coverage ratio is at least 1.20 to 1.00, then there is no cap on Interline New Jersey’s ability to pay dividends or make distributions to fund a share repurchase by the Company. In addition, ordinary course distributions for overhead (up to $3.0 million annually) and taxes are permitted, as are annual payments of up to $7.5 million in respect of our stock option or other benefit plans for management or employees. The indenture for the 7.00% Notes generally restricts the ability of Interline New Jersey to pay distributions to the Company and to make advances to, or investments in, the Company to an amount equal to 50% of the net income of Interline New Jersey, plus an amount equal to the net proceeds from certain equity issuances, subject to compliance with a leverage ratio and no default having occurred and continuing. The indenture also contains certain permitted exceptions, including: (1) allowing the Company to pay our franchise taxes and other fees required to maintain our corporate existence, to pay for general corporate and overhead expenses and to pay expenses incurred in connection with certain financing, acquisition or disposition transactions, in an aggregate amount not to exceed $15.0 million per year; (2) allowing certain tax payments; and (3) allowing other distributions in an aggregate amount not to exceed the greater of $85.0 million and 8.5% of the total assets of Interline New Jersey and its restricted subsidiaries, provided there is no default. For a further description of the ABL Facility, see “Credit Facility” below.

As of March 30, 2012, we had $300.0 million of the 7.00% Notes outstanding and $190.8 million of availability under our ABL Facility, net of $7.5 million in letters of credit.

Financial Condition

Working capital increased by $12.0 million to $338.0 million as of March 30, 2012 from $325.9 million as of December 30, 2011. The increase in working capital was primarily funded by cash flows from operations.

Cash Flow

Operating Activities. Net cash used in operating activities was $7.3 million in the three months ended March 30, 2012 compared to net cash provided by operating activities of $13.5 million in the three months ended April 1, 2011.

Net cash used in operating activities of $7.3 million during the three months ended March 30, 2012 primarily consisted of net income of $7.5 million, adjustments for non-cash items of $8.8 million and cash used by working capital items of $23.4 million. Adjustments for non-cash items primarily consisted of $6.3 million in depreciation and amortization of property, equipment and intangible assets, $2.0 million in deferred income taxes, $1.2 million in share-based compensation, $0.3 million in amortization of debt issuance costs, and $0.2 million in provision for doubtful accounts. These amounts were partially offset by $0.7 million in excess tax benefits from share-based compensation, and $0.6 million of other items.  The cash used by working capital items primarily consisted of $12.5 million from decreased trade payables balances as a result of the timing of purchases and related payments, $8.6 million from increased trade receivables, net of changes in provision for doubtful accounts, resulting from increased sales in the current year as compared to the prior year, $6.6 million from increased inventory levels primarily in preparation for normal seasonal demands in our business, $3.4 million from changes in income taxes, and $2.8 million from decreased accrued expenses and other current liabilities as a result of lower payroll and incentive compensation accruals as compared to prior year-end due to timing of payments. The use of cash was partially offset by $5.2 million in decreased prepaid expenses and other current assets primarily as a result of higher collections of rebates from vendors, and $5.3 million from increased accrued interest due to timing of required interest payments per our debt agreements.

Net cash provided by operating activities of $13.5 million in the three months ended April 1, 2011 primarily consisted of net income of $6.9 million, adjustments for non-cash items of $9.5 million and cash used in working capital items of $3.1 million. Adjustments for non-cash items primarily consisted of $5.8 million in depreciation and amortization of property, equipment and intangible assets, $2.2 million in deferred income taxes, $1.3 million in share-based compensation, $1.1 million in bad debt expense, and $0.3 million in amortization of debt issuance costs, partially offset by $0.9 million in excess tax benefits from share-based compensation and $0.3 million from other items. The cash used in working capital items consisted of $8.0 million of decreased accrued expenses and other current liabilities primarily due to lower accrued compensation resulting from the timing of payments,

$6.9 million from increased trade receivables, net of changes in our allowance for doubtful accounts, resulting from the timing of collections, $4.9 million from decreased trade payables balances as a result of the timing of purchases and related payments, and $1.4 million from increased inventory levels primarily in preparation for normal seasonal demands in our business. These items were partially offset by $11.0 million from decreased prepaid expenses and other current assets primarily as a result of higher collections of rebates from vendors, $5.2 million from timing of interest payments and $1.9 million from the increase in current income taxes resulting from an increase in income before taxes.

Investing Activities. Net cash used in investing activities was $3.3 million during the three months ended March 30, 2012 compared to net cash used in investing activities of $14.8 million in the three months ended April 1, 2011.

Net cash used in investing activities during the three months ended March 30, 2012 was attributable to $3.3 million of capital expenditures made in the ordinary course of business.

Net cash used in investing activities in the three months ended April 1, 2011 was primarily attributable to $9.5 million in costs related to purchases of businesses and $5.4 million of capital expenditures made in the ordinary course of business.

Financing Activities. Net cash used in financing activities totaled $2.2 million in the three months ended March 30, 2012 compared to net cash used in financing activities of $11.4 million in the three months ended April 1, 2011.

Net cash used in financing activities in the three months ended March 30, 2012 was attributable to $2.1 million net decrease in purchase card payable, $1.4 million in treasury stock to acquired satisfy minimum statutory tax withholding requirements resulting from the vesting or exercising of equity awards, and $0.2 million of payments on capital lease obligations, partially offset by $1.6 million of proceeds from stock options exercised and excess tax benefits from share-based compensation.

Net cash used in financing activities in the three months ended April 1, 2011 was attributable to the redemption of the remaining $13.4 million of our 8 1/8 % Notes and payment of $0.2 million on capital lease obligations, partially offset by a $1.7 million net increase in purchase card payable and $0.4 million of proceeds from stock options exercised and excess tax benefits from share-based compensation, net of treasury stock acquired to satisfy minimum statutory tax withholding requirements resulting from the vesting or exercising of equity awards.

Capital Expenditures

Capital expenditures were $3.3 million in the three months ended March 30, 2012 compared to $5.4 million in the three months ended April 1, 2011. Capital expenditures as a percentage of net sales were 1.1% and 1.8% for the three months ended March 30, 2012 and April 1, 2011, respectively.  The decrease in capital expenditures was driven primarily by the current year reduction in spending on the continued consolidation of our distribution center network including the investments in larger more efficient distribution centers and enhancements to our information technology systems as compared to the prior year.  There were no leasehold improvements acquired through non-cash lease incentives during the three months ended March 30, 2012.  During the three months ended April 1, 2011, we acquired leasehold improvements through non-cash lease incentives of $0.5 million.

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

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at Interline New Jersey’s option, either adjusted LIBOR or at an alternate base rate, in each case plus an applicable margin. As of March 30, 2012, the applicable margin was equal to 2.25% per annum for loans bearing interest by reference to the adjusted LIBOR and 1.25% per annum for loans bearing interest by reference to the alternate base rate. The applicable margin is adjusted quarterly by reference to a grid based on average availability under the ABL Facility. The applicable margin for the upcoming quarter is expected to be 2.25% per annum for loans bearing interest by reference to the adjusted LIBOR and 1.25% per annum for loans bearing interest by reference to the alternate base rate.

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

Borrowings under the ABL Facility are guaranteed by the Company and Interline New Jersey’s existing and future domestic subsidiaries and are secured by first priority liens on substantially all of the assets of Interline New Jersey and the Guarantors.

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

Liquidity

Historically, our capital requirements have been for debt service obligations, working capital requirements (including inventory, accounts receivable and accounts payable), acquisitions, the expansion and maintenance of our distribution network and upgrades of our information systems. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through cash flow generated from operating activities and funds borrowed under our credit facility. We expect our cash on hand, cash flow from operations and availability under our ABL Facility to be our primary source of funds in the future. Letters of credit, which are issued under our ABL Facility, are used to support payment obligations incurred for our general corporate purposes.

As of March 30, 2012, we had $190.8 million of availability under our ABL Facility, net of $7.5 million in letters of credit. We believe that cash and cash equivalents on hand, cash flow from operations and available borrowing capacity under our ABL Facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations in the foreseeable future.

Contractual Obligations

Our contractual obligations are disclosed in our Annual Report on Form 10-K for the year ended December 30, 2011 filed with the SEC. There have been no material changes to our contractual obligations since December 30, 2011.

Critical Accounting Policies

In preparing the unaudited consolidated financial statements in conformity with US GAAP, we are required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, we evaluate these estimates and assumptions. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable at the time we make the estimates and assumptions. Actual results may differ from these estimates and assumptions under different circumstances or conditions.

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 30, 2011 filed with the SEC. During the three months ended March 30, 2012, there were no significant changes to any of our critical accounting policies.

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

Interest Rate Risk

The fair market value of our 7.00% Notes is subject to interest rate risk. As of March 30, 2012, the estimated fair market value of our 7.00% Notes was $316.5 million, or 105.5% of par.

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of March 30, 2012.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2012, our disclosure controls and procedures were effective to ensure that: (1) material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

For information regarding factors that could affect our financial position, results of operations and cash flows, see the risk factors discussion provided in our Annual Report on Form 10-K for the year ended December 30, 2011 in Part I. Item 1A. Risk Factors. See also “Part I. Item 2—Forward-Looking Statements” above.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Authorization
January 2012
(December 31, 2011 - January 27, 2012)	942	$17.01	—	—
February 2012
(January 28, 2012 - February 24, 2012)	73,138	$19.34	—	—
March 2012
(February 25, 2012 - March 30, 2012)	411	$20.21	—	—
Total	74,491	$19.32	—	—

(1)          Comprised entirely of shares purchased to satisfy minimum tax withholding obligations on vesting of restricted share units and restricted stock awards.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

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

*Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1                  Consolidated Balance Sheets as of March 30, 2012 and December 30, 2011;

2                  Consolidated Statements of Earnings for the three months ended March 30, 2012 and April 1, 2011;

3                  Consolidated Statements of Comprehensive Income for the three months ended March 30, 2012 and April 1, 2011;

4                  Consolidated Statements of Cash Flows for the three months ended March 30, 2012 and April 1, 2011; and

5                  Notes to the Consolidated Financial Statements.

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

INTERLINE BRANDS, INC.
Registrant

Date: May 8, 2012	By:	/S/ JOHN A. EBNER
John A. Ebner
Chief Financial Officer
(Duly Authorized Signatory and Principal Financial
Officer)