Form 10-Q/A
period 2012-03-30
INTERLINE BRANDS, INC./DE
filed 2012-05-09
CIK 1292900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Interline Brands, Inc. Quarterly Report on Form 10-Q for the period ended March 30, 2012, filed with the Securities and Exchange Commission on May 8, 2012 (the “Form 10-Q”), is solely to re-submit the XBRL exhibits to the Form 10-Q. Such exhibits were inadvertently omitted on the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERLINE BRANDS, INC.
Registrant

Date: May 9, 2012	By:	/s/ John A. Ebner
John A. Ebner
Chief Financial Officer
(Duly Authorized Signatory and Principal Financial Officer)