Form 10-Q
period 2012-06-29
INTERLINE BRANDS, INC./DE
filed 2012-08-06
CIK 1292900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_____________

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

As of August 3, 2012, there were 31,931,376 shares of the registrant’s common stock outstanding (excluding 2,037,252 shares held in treasury), par value $0.01.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF JUNE 29, 2012 AND DECEMBER 30, 2011
(in thousands, except share and per share data)

	June 29, 2012	December 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$97,582	$97,099
Accounts receivable - trade (net of allowance for doubtful accounts of $4,742 and $6,457)	148,252	128,383
Inventories	223,475	221,225
Prepaid expenses and other current assets	22,513	26,285
Income taxes receivable	2,437	1,123
Deferred income taxes	15,253	16,738
Total current assets	509,512	490,853
Property and equipment, net	56,073	57,728
Goodwill	344,478	344,478
Other intangible assets, net	130,433	134,377
Other assets	9,251	9,022
Total assets	$1,049,747	$1,036,458
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$101,667	$109,438
Accrued expenses and other current liabilities	51,038	51,864
Accrued interest	2,973	2,933
Income taxes payable	1,818	—
Current portion of capital leases	584	669
Total current liabilities	158,080	164,904
Long-Term Liabilities:
Deferred income taxes	51,916	51,776
Long-term debt, net of current portion	300,000	300,000
Capital leases, net of current portion	457	726
Other liabilities	4,069	4,607
Total liabilities	514,522	522,013
Commitments and contingencies (see Note 5)
Senior preferred stock; $0.01 par value, 20,000,000 authorized; none outstanding as of June 29, 2012 and December 30, 2011	—	—
Stockholders' Equity:
Common stock; $0.01 par value, 100,000,000 authorized; 33,967,800 issued and 31,930,637 outstanding as of June 29, 2012, and 33,558,842 issued and 31,596,615 outstanding as of December 30, 2011	340	335
Additional paid-in capital	605,672	599,923
Accumulated deficit	(42,664)	(59,150)
Accumulated other comprehensive income	1,676	1,688
Treasury stock, at cost, 2,037,163 as of June 29, 2012, and 1,962,227 as of December 30, 2011	(29,799)	(28,351)
Total stockholders' equity	535,225	514,445
Total liabilities and stockholders' equity	$1,049,747	$1,036,458

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 29, 2012 AND JULY 1, 2011
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Net sales	$334,821	$317,679	$648,403	$615,096
Cost of sales	213,768	201,545	411,739	388,021
Gross profit	121,053	116,134	236,664	227,075

Operating Expenses:
Selling, general and administrative expenses	94,157	88,252	185,674	176,339
Depreciation and amortization	6,351	5,853	12,659	11,605
Total operating expenses	100,508	94,105	198,333	187,944
Operating income	20,545	22,029	38,331	39,131

Interest expense	(6,056)	(6,093)	(12,102)	(12,189)
Interest and other income	420	382	1,012	789
Income before income taxes	14,909	16,318	27,241	27,731
Provision for income taxes	5,888	6,462	10,755	10,992
Net income	$9,021	$9,856	$16,486	$16,739

Earnings Per Share:
Basic	$0.28	$0.29	$0.52	$0.50
Diluted	$0.28	$0.29	$0.51	$0.49

Weighted-Average Shares Outstanding:
Basic	31,993,530	33,451,011	31,900,510	33,404,735
Diluted	32,711,649	34,119,482	32,559,220	34,139,992

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 29, 2012 AND JULY 1, 2011
(in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Net income	$9,021	$9,856	$16,486	$16,739
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(159)	—	(12)	228
Amortization of unrecognized (loss) gain on
employee benefits	—	(3)	—	1
Other comprehensive (loss) income	(159)	(3)	(12)	229
Comprehensive income	$8,862	$9,853	$16,474	$16,968

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 29, 2012 AND JULY 1, 2011
(in thousands)

	June 29, 2012	July 1, 2011
Cash Flows from Operating Activities:
Net income	$16,486	$16,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,659	11,605
Amortization of deferred lease incentive obligation	(401)	(395)
Amortization of debt issuance costs	701	677
Share-based compensation	2,668	2,831
Excess tax benefits from share-based compensation	(1,082)	(860)
Deferred income taxes	1,625	4,252
Provision for doubtful accounts	594	1,772
(Gain) loss on disposal of property and equipment	(91)	75
Other	(227)	(82)

Changes in assets and liabilities which provided (used) cash, net of businesses acquired:
Accounts receivable - trade	(20,464)	(22,216)
Inventories	(2,253)	(4,777)
Prepaid expenses and other current assets	3,772	7,123
Other assets	(23)	8
Accounts payable	(7,765)	8,680
Accrued expenses and other current liabilities	848	(1,829)
Accrued interest	45	365
Income taxes	1,418	3,989
Other liabilities	(14)	10
Net cash provided by operating activities	8,496	27,967
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(7,670)	(10,543)
Proceeds from sales and maturities of short-term investments	—	100
Purchase of businesses, net of cash acquired	—	(9,496)
Net cash used in investing activities	(7,670)	(19,939)
Cash Flows from Financing Activities:
(Decrease) increase in purchase card payable, net	(1,781)	969
Repayment of 8 1/8% senior subordinated notes	—	(13,358)
Payment of debt issuance costs	(1)	(34)
Payments on capital lease obligations	(354)	(337)
Proceeds from stock options exercised	2,170	626
Excess tax benefits from share-based compensation	1,082	860
Purchases of treasury stock	(1,448)	(1,030)
Net cash used in financing activities	(332)	(12,304)
Effect of exchange rate changes on cash and cash equivalents	(11)	88
Net increase (decrease) in cash and cash equivalents	483	(4,188)
Cash and cash equivalents at beginning of period	97,099	86,981
Cash and cash equivalents at end of period	$97,582	$82,793

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$11,277	$11,081
Income taxes, net of refunds	$7,681	$3,238

Schedule of Non-Cash Investing and Financing Activities:
Property acquired through lease incentives	$—	$475
Adjustments to liabilities assumed and goodwill on business acquired	$—	$163
Contingent consideration associated with purchase of business	$—	$250

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 29, 2012 AND JULY 1, 2011

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

The Company markets and sells its products primarily through fourteen distinct and targeted brands. The Company utilizes a variety of sales channels, including a direct sales force, telesales representatives, a direct marketing program consisting of catalogs and promotional flyers, brand-specific websites and a national accounts sales program. The Company delivers its products through its network of distribution centers and professional contractor showrooms located throughout the United States, Canada and Puerto Rico, vendor managed inventory locations at large professional contractor customer locations and its dedicated fleet of trucks and third-party carriers. Through its broad distribution network, the Company is able to provide next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

On May 29, 2012, the Company announced that it had entered into an Agreement and Plan of Merger (as it may be amended, the “Merger Agreement”), by and among Isabelle Holding Company Inc., a Delaware corporation (“Parent”, which corporation may be converted into a Delaware limited liability company prior to the closing of the Merger (as defined herein)), Isabelle Acquisition Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), and the Company, providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the merger as a wholly owned subsidiary of Parent.  Parent is an affiliate of GS Capital Partners VI L.P. and, at the closing of the transactions contemplated by the Merger Agreement, certain interests of Parent will be owned by one or more investment funds managed by P2 Capital Partners, LLC and certain members of Company management.  Under the Merger Agreement, stockholders of the Company will receive $25.50 in cash for each share of Company common stock.  The Merger was unanimously approved by Interline's Board of Directors.  The Merger is subject to the approval of Interline's stockholders as of July 26, 2012 (the "Record Date") holding a majority of the outstanding shares of the common stock entitled to vote on the matter at a special meeting that will be held on August 29, 2012. See Note 7. Transactions for further information about the Merger Agreement.

All amounts discussed in these Notes to the Consolidated Financial Statements do not include the impact of the Merger. The Merger will be accounted for as a business combination and will result in a new basis for accounting as of the Merger date.

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

The fair value of the Company’s senior subordinated notes is determined by quoted market prices, which are Level 1 inputs. The carrying amount and fair value of the non-current portion of the Company’s senior subordinated notes as of June 29, 2012 and December 30, 2011 was as follows (in thousands):

	June 29, 2012		December 30, 2011
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior subordinated notes	$300,000	$312,000	$300,000	$310,500

Segment Information

The Company has one operating segment and, therefore, one reportable segment, the distribution of MRO products. The Company’s revenues and assets outside the United States are not significant. The Company’s net sales by product category were as follows (in thousands):

	Three Months Ended		Six Months Ended
Product Category (1)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
JanSan	$123,889	$117,871	$240,440	$226,437
Plumbing	70,626	67,675	141,909	138,561
Hardware, tools and fixtures	31,561	29,730	60,261	59,810
HVAC	34,709	34,381	60,542	57,225
Electrical and lighting	20,593	18,545	40,617	36,518
Appliances and parts	19,043	16,532	36,645	31,810
Security and safety	15,934	15,246	32,376	30,697
Other	18,466	17,699	35,613	34,038
Total	$334,821	$317,679	$648,403	$615,096
__________

(1)
The Company continues to refine its robust product identification process and, as a result, stock keeping units are realigned within product categories. Therefore, the prior periods in this table have been recast to be consistent with current presentation.

Recently Adopted Accounting Guidance

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). The amendments in ASU 2011-04 provide clarification of certain fair value concepts such as principal market determination; valuation premise and highest and best use; measuring fair value of instruments with offsetting market or counterparty credit risks; blockage factor and other premiums and discounts; and liabilities and instruments classified in shareholders' equity. In addition, the pronouncement provides guidance for new disclosures such as transfers between Level 1 and Level 2 of the fair value hierarchy; Level 3 fair value measurements; an entity's use of an asset when it is different from its highest and best use; and fair value hierarchy disclosures for financial instruments not measured at fair value but disclosed. Effective December 31, 2011, the Company adopted the fair value measurement and disclosure requirements. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), as amended by ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). This pronouncement brings consistency to the way reporting entities disclose comprehensive income in their consolidated financial statements and related notes. ASU 2011-05, as amended by ASU 2011-12, no longer permits disclosure of comprehensive income in either the statement of shareholders' equity or in a note to the consolidated financial statements. Instead, reporting entities have two options for presenting comprehensive income. The first option presents comprehensive income in a single statement, which includes two components: net income and other comprehensive income. The second option allows the presentation of comprehensive income in two separate but consecutive statements: one for net income and the other for other comprehensive income. Effective December 31, 2011, the Company adopted new disclosure requirements for comprehensive income, including the required retrospective application. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) (“ASU 2011-08”). The amendments in ASU 2011-08 are intended to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Effective December 31, 2011, the Company adopted the provisions of this guidance. Because this guidance only enhances the steps performed to determine whether a potential impairment exists (but should not impact the resulting conclusion), the adoption did not have an impact on the Company's consolidated financial statements.

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

The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Balance at December 30, 2011	Charged to Expense	Deductions	Balance at June 29, 2012
$6,457	$594	$(2,309)	$4,742

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

The following summarizes the shares of common stock used to calculate earnings per share including the potentially dilutive impact of stock options, restricted stock and restricted share units, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Weighted average shares outstanding - basic	31,993,530	33,451,011	31,900,510	33,404,735
Dilutive shares resulting from:
Stock options	537,090	364,289	448,120	426,579
Restricted stock	—	—	270	—
Restricted share units	181,029	304,182	210,320	308,678
Weighted average shares outstanding - diluted	32,711,649	34,119,482	32,559,220	34,139,992

During the three months ended June 29, 2012 and July 1, 2011, stock options to purchase 994,588 shares and 1,924,586 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive. During the six months ended June 29, 2012 and July 1, 2011, stock options to purchase 1,446,567 shares and 2,441,061 shares of common stock, respectively, were excluded from the computations of diluted weighted-average shares outstanding because their effect would be anti-dilutive.

4. SHARE-BASED COMPENSATION

During the three months ended June 29, 2012 and July 1, 2011, share-based compensation expense was $1.5 million and $1.6 million, respectively. During the six months ended June 29, 2012 and July 1, 2011, share-based compensation expense was $2.7 million and $2.8 million, respectively. As of June 29, 2012, there was $11.9 million of total unrecognized share-based compensation expense related to unvested share-based payment awards. The expense is expected to be recognized over a weighted-average period of 2.3 years.

During the three months ended June 29, 2012 and July 1, 2011, the Company granted 34,328 and 32,368 stock options, respectively, with a weighted-average grant date fair value of $7.14 and $7.57, respectively. During the six months ended June 29, 2012 and July 1, 2011, the Company granted 241,489 and 377,659 stock options, respectively, with a weighted-average grant date fair value of $7.84 and $8.33, respectively. The fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility is based on historical performance of the Company’s stock. The Company also considers historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant.

The Black-Scholes weighted-average assumptions were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Expected volatility	43.5%	40.9%	43.5%	41.0%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.8%	1.8%	0.9%	2.1%
Expected life (in years)	5.0	5.0	5.0	5.0

During the three months ended June 29, 2012 and July 1, 2011, there were 78,610 and 1,889 stock options exercised, respectively, with an intrinsic value of $0.6 million and less than $0.1 million, respectively. During the six months ended June 29, 2012 and July 1, 2011, there were 155,369 and 40,087 stock options exercised with an intrinsic value of $1.4 million and $0.2 million, respectively.

A summary status of restricted stock, restricted share units, and deferred stock units as of June 29, 2012 and changes during the six months then ended is presented below:

	Restricted Stock		Restricted Share Units		Deferred Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 30, 2011	2,300	$22.27	630,269	$14.69	124,019	$19.05
Granted	—	—	195,342	20.60	25,616	18.61
Vested	(2,300)	22.27	(242,986)	10.99	(10,603)	19.10
Forfeited	—	—	(7,941)	20.59	—	—
Outstanding at June 29, 2012	—	$—	574,684	$18.18	139,032	$18.97

During the three months ended June 29, 2012 and July 1, 2011, no restricted stock awards vested. During the three months ended June 29, 2012 and July 1, 2011, 1,250 restricted share units vested with a fair value of less than $0.1 million and no restricted share units vested, respectively. During the three months ended June 29, 2012 and July 1, 2011, 10,603 deferred stock units vested with a fair value of $0.5 million and no deferred stock units vested, respectively.

During the six months ended June 29, 2012 and July 1, 2011, 2,300 restricted stock awards vested, with a fair value of less than $0.1 million and no restricted stock awards vested, respectively. During the six months ended June 29, 2012 and July 1, 2011, 242,986 restricted share units vested with a fair value of $4.7 million and 150,892 restricted share units vested with a fair value of $3.3 million, respectively. During the six months ended June 29, 2012 and July 1, 2011, 10,603 deferred stock units vested with a fair value of $0.5 million and no deferred stock units vested, respectively.

5. COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

As of June 29, 2012 and December 30, 2011, the Company was contingently liable for outstanding letters of credit aggregating to $7.2 million and $8.3 million, respectively.

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
On June 13, 2012, a purported stockholder class action complaint, Diane P. Cohen v. Interline Brands, Inc., et al., was filed in the Delaware Court of Chancery against the Company, each member of the Company's Board of Directors, GS Capital Partners VI L.P., P2 Capital Partners, LLC, Parent and Merger Sub.  The complaint generally alleges that the Company's directors breached their fiduciary duties to the stockholders by agreeing to sell the Company at a price that is unfair and inadequate and by agreeing to certain preclusive deal protection devices in the Merger Agreement.  The complaint further alleges that the Company, GS Capital Partners VI L.P., P2 Capital Partners, LLC, Parent and Merger Sub aided and abetted in the directors' breach of their fiduciary duties. The complaint seeks injunctive relief, rescission of the Merger Agreement and an award for the costs of the action. The Company intends to deny these allegations and to vigorously defend itself and its directors.
On June 29, 2012, Ms. Cohen filed an amended complaint in the Court of Chancery.  In addition to the claims asserted in the original complaint, plaintiff alleges in the amended complaint that certain aspects of the Preliminary Proxy Statement filed on June 20, 2012 are misleading and incomplete.  The Company and its directors firmly believe that plaintiff's allegations are without merit.  The

Company and its directors have been, and intend to continue, defending themselves vigorously against all of the claims asserted in this action.

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

The Parent Company is a holding company whose only asset is the stock of its subsidiaries. The Parent Company conducts virtually all of its business operations through the Subsidiary Issuer. Accordingly, the Parent Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in the Subsidiary Issuer that are derived from the earnings and cash flow generated by the Subsidiary Issuer. Through June 29, 2012, dividends totaling $1.4 million have been paid to the Parent Company from the Subsidiary Issuer for the purpose of funding share repurchases to satisfy minimum tax withholding requirements on share-based compensation.

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

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF JUNE 29, 2012
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$97,511	$71	$—	$97,582
Accounts receivable - trade, net	—	148,252	—	—	148,252
Inventories	—	223,475	—	—	223,475
Intercompany receivable	—	—	165,752	(165,752)	—
Other current assets	—	40,104	99	—	40,203
Total current assets	—	509,342	165,922	(165,752)	490,509

Property and equipment, net	—	56,073	—	—	56,073
Goodwill	—	344,478	—	—	344,478
Other intangible assets, net	—	130,433	—	—	130,433
Investment in subsidiaries	535,225	170,411	—	(705,636)	—
Other assets	—	2,290	6,961	—	9,251
Total assets	$535,225	$1,213,027	$172,883	$(871,388)	$1,049,747

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$101,667	$—	$—	$101,667
Accrued expenses and other current liabilities	—	53,357	2,472	—	55,829
Intercompany payable	—	165,752	—	(165,752)	—
Current portion of capital leases	—	584	—	—	584
Total current liabilities	—	321,360	2,472	(165,752)	158,080

Long-Term Liabilities:
Long-term debt and capital leases, net of current portion	—	300,457	—	—	300,457
Other liabilities	—	55,985	—	—	55,985
Total liabilities	—	677,802	2,472	(165,752)	514,522

Senior preferred stock	—	1,070,104	—	(1,070,104)	—

Stockholders' equity (deficit)	535,225	(534,879)	170,411	364,468	535,225
Total liabilities and stockholders' equity	$535,225	$1,213,027	$172,883	$(871,388)	$1,049,747

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF DECEMBER 30, 2011
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$97,061	$38	$—	$97,099
Accounts receivable - trade, net	—	128,383	—	—	128,383
Inventories	—	221,225	—	—	221,225
Intercompany receivable	—	—	158,003	(158,003)	—
Other current assets	—	45,764	5	(1,623)	44,146
Total current assets	—	492,433	158,046	(159,626)	490,853

Property and equipment, net	—	57,728	—	—	57,728
Goodwill	—	344,478	—	—	344,478
Other intangible assets, net	—	134,377	—	—	134,377
Investment in subsidiaries	514,445	163,147	—	(677,592)	—
Other assets	—	2,298	6,724	—	9,022
Total assets	$514,445	$1,194,461	$164,770	$(837,218)	$1,036,458

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$109,438	$—	$—	$109,438
Accrued expenses and other current liabilities	—	54,797	1,623	(1,623)	54,797
Intercompany payable	—	158,003	—	(158,003)	—
Current portion of capital leases	—	669	—	—	669
Total current liabilities	—	322,907	1,623	(159,626)	164,904

Long-Term Liabilities:
Long-term debt and capital leases, net of current portion	—	300,726	—	—	300,726
Other liabilities	—	56,383	—	—	56,383
Total liabilities	—	680,016	1,623	(159,626)	522,013

Senior preferred stock	—	999,139	—	(999,139)	—

Stockholders' equity (deficit)	514,445	(484,694)	163,147	321,547	514,445
Total liabilities and stockholders' equity	$514,445	$1,194,461	$164,770	$(837,218)	$1,036,458

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 29, 2012
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated

Net sales	$—	$334,821	$—	$—	$334,821
Cost of sales	—	213,768	—	—	213,768
Gross profit	—	121,053	—	—	121,053

Operating Expenses:
Selling, general and administrative expenses	—	99,169	7	(5,019)	94,157
Depreciation and amortization	—	6,351	—	—	6,351
Other operating income	—	—	(5,019)	5,019	—
Operating income	—	15,533	5,012	—	20,545

Equity earnings of subsidiaries	(9,021)	(3,680)	—	12,701	—

Interest and other (expense) income, net	—	(6,460)	824	—	(5,636)
Income before income taxes	9,021	12,753	5,836	(12,701)	14,909
Provision for income taxes	—	3,732	2,156	—	5,888
Net income	9,021	9,021	3,680	(12,701)	9,021
Preferred stock dividends	—	(36,091)	—	36,091	—
Net income (loss) attributable to common stockholders	9,021	(27,070)	3,680	23,390	9,021
Other comprehensive loss	—	(159)	—	—	(159)
Comprehensive income (loss)	$9,021	$(27,229)	$3,680	$23,390	$8,862
___________

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JULY 1, 2011
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated

Net sales	$—	$317,679	$—	$—	$317,679
Cost of sales	—	201,545	—	—	201,545
Gross profit	—	116,134	—	—	116,134

Operating Expenses:
Selling, general and administrative expenses	—	93,011	4	(4,763)	88,252
Depreciation and amortization	—	5,853	—	—	5,853
Other operating income	—	—	(4,763)	4,763	—
Operating income	—	17,270	4,759	—	22,029

Equity earnings of subsidiaries	(9,856)	(3,584)	—	13,440	—

Interest and other (expense) income, net	—	(6,455)	744	—	(5,711)
Income before income taxes	9,856	14,399	5,503	(13,440)	16,318
Provision for income taxes	—	4,543	1,919	—	6,462
Net income	9,856	9,856	3,584	(13,440)	9,856
Preferred stock dividends	—	(31,463)	—	31,463	—
Net income (loss) attributable to common stockholders	9,856	(21,607)	3,584	18,023	9,856
Other comprehensive loss	—	(3)	—	—	(3)
Comprehensive income (loss)	$9,856	$(21,610)	$3,584	$18,023	$9,853
___________

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 29, 2012
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated

Net sales	$—	$648,403	$—	$—	$648,403
Cost of sales	—	411,739	—	—	411,739
Gross profit	—	236,664	—	—	236,664

Operating Expenses:
Selling, general and administrative expenses	—	195,384	8	(9,718)	185,674
Depreciation and amortization	—	12,659	—	—	12,659
Other operating income	—	—	(9,718)	9,718	—
Operating income	—	28,621	9,710	—	38,331

Equity earnings of subsidiaries	(16,486)	(7,266)	—	23,752	—

Interest and other (expense) income, net	—	(12,818)	1,728	—	(11,090)
Income before income taxes	16,486	23,069	11,438	(23,752)	27,241
Provision for income taxes	—	6,583	4,172	—	10,755
Net income	16,486	16,486	7,266	(23,752)	16,486
Preferred stock dividends	—	(70,965)	—	70,965	—
Net income (loss) attributable to common stockholders	16,486	(54,479)	7,266	47,213	16,486
Other comprehensive loss	—	(12)	—	—	(12)
Comprehensive income (loss)	$16,486	$(54,491)	$7,266	$47,213	$16,474
___________

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JULY 1, 2011
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated

Net sales	$—	$615,096	$—	$—	$615,096
Cost of sales	—	388,021	—	—	388,021
Gross profit	—	227,075	—	—	227,075

Operating Expenses:
Selling, general and administrative expenses	—	185,828	16	(9,505)	176,339
Depreciation and amortization	—	11,605	—	—	11,605
Other operating income	—	—	(9,505)	9,505	—
Operating income	—	29,642	9,489	—	39,131

Equity earnings of subsidiaries	(16,739)	(7,208)	—	23,947	—

Interest and other (expense) income, net	—	(12,857)	1,457	—	(11,400)
Income before income taxes	16,739	23,993	10,946	(23,947)	27,731
Provision for income taxes	—	7,254	3,738	—	10,992
Net income	16,739	16,739	7,208	(23,947)	16,739
Preferred stock dividends	—	(61,865)	—	61,865	—
Net income (loss) attributable to common stockholders	16,739	(45,126)	7,208	37,918	16,739
Other comprehensive income	—	229	—	—	229
Comprehensive income (loss)	$16,739	$(44,897)	$7,208	$37,918	$16,968
___________

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 29, 2012
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$714	$7,782	$—	$8,496
Cash Flows from Investing Activities:
Purchases of property and equipment, net	—	(7,670)	—	—	(7,670)
Dividends received from subsidiary issuer	1,439	—	—	(1,439)	—
Other	—	7,749	—	(7,749)	—
Net cash provided by (used in) investing activities	1,439	79	—	(9,188)	(7,670)
Cash Flows from Financing Activities:
Decrease in purchase card payable, net	—	(1,781)	—	—	(1,781)
Payments on capital lease obligations	—	(354)	—	—	(354)
Purchases of treasury stock	(1,439)	(9)	—	—	(1,448)
Dividends paid to parent company	—	(1,439)	—	1,439	—
Other	—	3,251	(7,749)	7,749	3,251
Net cash used in financing activities	(1,439)	(332)	(7,749)	9,188	(332)
Effect of exchange rate changes on cash and cash equivalents	—	(11)	—	—	(11)
Net increase in cash and cash equivalents	—	450	33	—	483
Cash and cash equivalents at beginning of period	—	97,061	38	—	97,099
Cash and cash equivalents at end of period	$—	$97,511	$71	$—	$97,582

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JULY 1, 2011
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$27,418	$549	$—	$27,967
Cash Flows from Investing Activities:
Purchases of property and equipment, net	—	(10,543)	—	—	(10,543)
Proceeds from sales and maturities of short-term investments	—	100	—	—	100
Purchase of businesses, net of cash acquired	—	(9,496)	—	—	(9,496)
Other	—	581	—	(581)	—
Net cash used in investing activities	—	(19,358)	—	(581)	(19,939)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	969	—	—	969
Repayment of debt and capital lease obligations	—	(13,695)	—	—	(13,695)
Proceeds from stock options exercised	—	626	—	—	626
Other	—	(204)	(581)	581	(204)
Net cash used in financing activities	—	(12,304)	(581)	581	(12,304)
Effect of exchange rate changes on cash and cash equivalents	—	88	—	—	88
Net decrease in cash and cash equivalents	—	(4,156)	(32)	—	(4,188)
Cash and cash equivalents at beginning of period	—	86,919	62	—	86,981
Cash and cash equivalents at end of period	$—	$82,763	$30	$—	$82,793

7. TRANSACTIONS

The Merger and Merger Agreement

On May 29, 2012, the Company entered into a Merger Agreement with Parent and Merger Sub, pursuant to which, at the closing of the Merger, Merger Sub will be merged with and into Interline, with Interline as the surviving entity.

At the effective time of the Merger, each share of common stock of Interline (other than shares owned by Interline, Parent, or Merger Sub, or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law (collectively, the "Excluded Stockholders")), will be canceled and will be converted automatically into a right to receive $25.50 in cash (the "Merger Consideration"), without interest. In addition, at the effective time of the Merger, each outstanding option to purchase shares of common stock of Interline will be accelerated and fully vested, if not previously vested, and will be canceled (unless otherwise agreed to by the holder thereof and Parent) and converted into the right to receive cash consideration in an amount equal to the product of the total number of shares previously subject to the option and the excess, if any, of the Merger Consideration over the exercise price per share of the option. Shares of restricted stock and restricted share units will also be accelerated, fully vested and then canceled (unless otherwise agreed to by the holder thereof and Parent) and converted into the right to receive cash consideration in an amount equal to the Merger Consideration in respect of each share underlying the canceled restricted stock or restricted share unit. Additionally, the Company's Chief Executive Officer has agreed to reinvest $6.7 million in Parent at the time of the Merger, and it is anticipated that other members of the Company's senior management will reinvest between 30% and 50% of their after-tax proceeds from the Merger attributable to each component of their existing equity, on terms to be agreed upon between management and Parent, a portion of which, in each case, may be satisfied through an exchange of shares and/or options (which in the case of options will be based on the intrinsic value of the exchanged options on the date of closing of the Merger) in the Company for shares and/or options in Parent.

It is expected that a portion of the cash funding needed to complete the Merger will be obtained through a distribution from Interline New Jersey to the Company from cash on hand and borrowings under the New ABL Facility. As of June 29, 2012, Interline was in compliance with the terms and conditions of the indenture governing the Existing Notes.

Closing Conditions

The consummation of the Merger is subject to customary conditions set forth in the Merger Agreement. These conditions include the adoption of the Merger Agreement by stockholders holding a majority of the outstanding shares of Interline common stock (the "Stockholder Approval"), the expiration or termination of the regulatory waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the absence of any law or order enjoining or prohibiting the Merger. Moreover, the completion of the Merger is subject to the satisfaction or waiver of certain other conditions, including without limitation: (w) the absence of a material adverse effect on the Company, (x) the delivery of a certificate of the Chief Financial Officer of the Company to Parent certifying that the unrestricted cash as of the closing date of the Company and its domestic subsidiaries available to be lawfully dividended to the Company by its subsidiaries in compliance with the indenture governing the Existing Notes (less the principal amount drawn under the Company's existing ABL credit facility as of the closing date) is not less than $50.0 million, (y) the Company's Parent's and Merger Sub's performance in all material respects of their agreements and covenants in the Merger Agreement (subject to certain exceptions) and (z) the accuracy of the representations and warranties of the Company (subject in certain cases to specified materiality, knowledge and other qualifications), and the accuracy of the representation and warranty with regard to the ability as of May 29, 2012 of Interline New Jersey to make restricted payments in compliance with the indenture governing the Existing Notes in an amount of not less than $200.0 million. As of June 29, 2012, the requirements under the Hart-Scott-Rodino act have been satisfied. Certain closing conditions are outside of the Company's control, and it cannot be assured when they will be satisfied, if at all.

Termination

The Merger Agreement contains certain termination rights for Interline and Parent. The Merger Agreement provides that, upon termination under specified circumstances, Interline would be required to pay Parent and certain of its affiliates a termination fee in an aggregate amount equal to $29.9 million and reimburse Parent for certain of its out-of-pocket expenses up to a maximum of $5.0 million. The Merger Agreement also provides that Parent will be required to pay the Company a reverse termination fee equal to $51.3 million upon termination under certain specified circumstances, and a reverse termination fee of $68.4 million in the event of termination under such circumstances if Parent has committed a willful and material breach of any of its representations, warranties, covenants or agreements under the Merger Agreement, other than a willful and material breach arising solely by reason of Parent and Merger Sub failing to consummate the merger if the debt financing is not available. In addition, subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by November 29, 2012 (the "Termination Date").

Closing

While there can be no certainty that the closing conditions described above will be satisfied in advance of the Termination Date or whether, even if all the conditions are satisfied, the Merger will be ultimately consummated, the Company currently believes that the Merger will be consummated early to mid September 2012. However, it cannot be assured that the Merger will be consummated within that time frame or at all.

A copy of the Merger Agreement is publicly available as an exhibit to the Company's current report on Form 8-K, filed with the SEC on May 29, 2012. The foregoing description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is publicly available.

The Related Financing Transactions

In connection with the Merger, the Company anticipates entering into the following Financing Transactions:

•	a new senior secured asset-based revolving credit facility totaling $250.0 million (the "New ABL Facility"); and

•	the issuance of $365.0 million aggregate principal amount of Senior Notes.

The closing of the New ABL Facility is expected to occur simultaneously with the closing of the Merger and the release of the net proceeds of the Senior Notes from escrow as described below.

The Consent Solicitation

In connection with the Merger, on June 21, 2012, Interline New Jersey commenced the Consent Solicitation regarding certain amendments to the indenture governing the Existing Notes (the "Bond Amendments"). The Bond Amendments will permit the Merger to occur without triggering a "Change of Control" under the indenture governing the Existing Notes. As consideration for that amendment, and in addition to an aggregate consent payment of $1.5 million to be paid by Parent, Interline New Jersey agreed to certain additional amendments that will apply from and including the closing date of the Merger. These additional amendments include, among other items, increasing the interest rate on the Existing Notes from 7.00% to 7.50% per annum, increasing the redemption price of the Existing Notes for certain periods, making the Existing Notes rank equal in right of payment to all future incurrences of senior indebtedness (including the New ABL Facility) and replacing the restriction on the incurrence of secured indebtedness contained in the anti-layering covenant with a covenant restricting Interline New Jersey and its restricted subsidiaries from incurring liens, other than permitted liens, without equally and ratably securing the Existing Notes.

On June 27, 2012, Interline New Jersey received the requisite consents to the Bond Amendments and, as a result, a supplemental indenture reflecting the Bond Amendments was executed and became effective. Interline New Jersey received consents to the Bond Amendments from holders of $296.3 million aggregate principal amount of the Existing Notes (representing 98.8% of the principal amount outstanding) as of the expiration date of the Consent Solicitation. If the Merger is not consummated on or prior to the Termination Date, the Bond Amendments shall no longer be part of the indenture governing the Existing Notes and shall cease to be of further effect. The Consent Solicitation was made only by and pursuant to the terms of the Consent Solicitation Statement dated June 21, 2012 and the related Consent Letter.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions, including, without limitation, certain statements in “Results of Operations”, “Liquidity and Capital Resources”, and Item 3. Quantitative and Qualitative Disclosures About Market Risk. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

•	general market conditions,

•	product cost and price fluctuations due to inflation and currency exchange rates,

•	the highly competitive nature of the maintenance, repair and operations distribution industry,

•	adverse changes in trends in the home improvement and remodeling and home building markets,

•	apartment vacancy rates and effective rents,

•	governmental and educational budget constraints,

•	our ability to accurately predict market trends,

•	the loss of significant customers,

•	health care costs,

•	labor and benefit costs,

•	failure to identify, acquire and successfully integrate acquisition candidates,

•	our ability to purchase products from suppliers on favorable terms,

•	fluctuations in the cost of commodity-based products and raw materials (such as copper) and fuel prices,

•	our customers' ability to pay us,

•	credit market contractions,

•	failure to realize expected benefits from acquisitions,

•	consumer spending and debt levels,

•	material facilities and systems disruptions and shutdowns,

•	the length of our supply chains,

•	work stoppages or other business interruptions at transportation centers or shipping ports,

•	dependence on key employees,

•	changes to tariffs between the countries in which we operate,

•	our ability to protect trademarks,

•	adverse publicity and litigation,

•	our level of debt,

•	interest rate fluctuations,

•	future cash flows,

•	changes in governmental regulations related to our product offerings,

•	weather conditions,

•	changes in consumer preferences, and

•	other factors described under “Part I. Item 1A-Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC.

Any forward-looking statements made by us in this report, or elsewhere, speak only as of the date on which we make them. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In light of these risks and uncertainties, any forward-looking statements made in this report or elsewhere might not occur. Notwithstanding the foregoing, all information contained in this report is materially accurate as of the date of this report.

Overview

We are a leading national distributor and direct marketer of broad-line maintenance, repair and operations (“MRO”) products. We have one operating segment, the distribution of MRO products. We stock approximately 100,000 MRO products in the following categories: janitorial and sanitation (“JanSan”); plumbing; hardware, tools and fixtures; heating, ventilation and air conditioning (“HVAC”); electrical and lighting; appliances and parts; security and safety; and other miscellaneous maintenance products. Our products are primarily used for the repair, maintenance, remodeling, and refurbishment of residential properties and non-industrial facilities.

Our highly diverse customer base includes facilities maintenance customers, which consist of multi‑family housing facilities, educational institutions, lodging and health care facilities, government properties and building service contractors; professional contractors who are primarily involved in the repair, remodeling and construction of residential and non-industrial facilities; and specialty distributors, including plumbing and hardware retailers. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

We market and sell our products primarily through fourteen distinct and targeted brands, each of which is recognized in the markets they serve for providing quality products at competitive prices with reliable same-day or next-day delivery. The Wilmar®, AmSan®, CleanSource®, Sexauer®, NCP®, Maintenance USA® and Trayco® brands generally serve our facilities maintenance customers; the Barnett®, Copperfield®, U.S. Lock® and SunStar® brands generally serve our professional contractor customers; and the Hardware Express®, LeranSM and AF Lighting® brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of approximately 665 field sales representatives, approximately 355 inside sales and customer service representatives, a direct marketing program consisting of catalogs and promotional flyers, brand‑specific websites and a national accounts sales program.

We deliver our products through our network of 55 distribution centers and 23 professional contractor showrooms located throughout the United States, Canada, and Puerto Rico, 54 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks and third party carriers. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

Recent Developments

On May 29, 2012, the Company announced that it had entered into an Agreement and Plan of Merger (as it may be amended, the “Merger Agreement”), by and among Isabelle Holding Company Inc., a Delaware corporation (“Parent”, which corporation may be converted into a Delaware limited liability company prior to the closing of the Merger (as defined herein)), Isabelle Acquisition Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), and the Company, providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the merger as a wholly owned subsidiary of Parent.  Parent is an affiliate of GS Capital Partners VI L.P. and, at the closing of the transactions contemplated by the Merger Agreement, certain interests of Parent will be owned by one or more investment funds managed by P2 Capital Partners, LLC and certain members of Company management.  Under the Merger Agreement, stockholders of the Company will receive $25.50 in cash for each share of Company common stock.  The Merger was unanimously approved by Interline's Board of Directors.  The Merger is subject to the approval of Interline's stockholders as of July 26, 2012 (the "Record Date") holding a majority of the outstanding shares of the common stock entitled to vote on the matter at a special meeting that will be held on August 29, 2012. See Note 7. Transactions included in Part I. Item 1 of this quarterly report for further information about the Merger Agreement.

Results of Operations

The following table presents information derived from the consolidated statements of earnings expressed as a percentage of net sales for the three and six months ended June 29, 2012 and July 1, 2011:

	% of Net Sales		% Increase (Decrease) 2012 vs. 2011 (1)	% of Net Sales		% Increase (Decrease) 2012 vs. 2011 (1)
	Three Months Ended			Six Months Ended
	June 29, 2012	July 1, 2011		June 29, 2012	July 1, 2011
Net sales	100.0%	100.0%	5.4%	100.0%	100.0%	5.4%
Cost of sales	63.8	63.4	6.1	63.5	63.1	6.1
Gross profit	36.2	36.6	4.2	36.5	36.9	4.2

Operating Expenses:
Selling, general and administrative expenses	28.1	27.8	6.7	28.6	28.7	5.3
Depreciation and amortization	1.9	1.8	8.5	2.0	1.9	9.1
Total operating expenses	30.0	29.6	6.8	30.6	30.6	5.5
Operating income	6.1	6.9	(6.7)	5.9	6.4	(2.0)

Interest expense	(1.8)	(1.9)	(0.6)	(1.9)	(2.0)	(0.7)
Interest and other income	0.1	0.1	9.9	0.2	0.1	28.3
Income before income taxes	4.5	5.1	(8.6)	4.2	4.5	(1.8)
Provision for income taxes	1.8	2.0	(8.9)	1.7	1.8	(2.2)
Net income	2.7%	3.1%	(8.5)%	2.5%	2.7%	(1.5)%
___________

(1)	Percent increase (decrease) represents the actual change as a percentage of the prior year’s result.

    Overview. During the three months ended June 29, 2012, our sales increased 5.4%, primarily reflecting the impact of continued economic improvements across our facilities maintenance and professional contractor end-markets, combined with our continued investments in our information technology, distribution network, and our sales force, which improved our competitive position and enhanced our market capabilities. Sales to customers in our facilities maintenance end-market, which made up 78% of our total sales and include residential multi-family housing and institutional customers, increased 7.2% in total, mainly as a result of improved economic conditions in these end-markets during the second quarter of 2012 compared to the second quarter of 2011. Sales to our professional contractor customers, which represented 13% of our total sales, increased 2.4% in total. Sales to our specialty distributor customers, which represented 9% of our total sales, decreased 3.7% in total. We believe we are starting to more fully realize the benefits of our efforts to strengthen our business, improve our competitive position, and enhance our market capabilities. As market conditions continue to strengthen, we expect better growth in 2012 compared to 2011.

Operating income as a percentage of net sales was 6.1% in the second quarter of 2012 compared to 6.9% in the comparable prior year period. The decrease in operating income as a percentage of sales is primarily a result of lower gross profit margins related to changes in customer and product mix as well as supplier cost pressures as compared to the prior year, higher selling, general and administrative ("SG&A") expenses as a percentage of sales, mainly driven by costs incurred associated with the Merger Agreement, and higher depreciation and amortization expense.

Net income as a percentage of net sales was 2.7% in the second quarter of 2012 compared to 3.1% in the comparable prior year period as a result of the decrease in operating income as a percentage of sales, offset slightly by lower interest expense and lower income tax expense.

Three Months Ended June 29, 2012 Compared to Three Months Ended July 1, 2011

Net Sales. Net sales increased by $17.1 million, or 5.4%, to $334.8 million in the three months ended June 29, 2012 from $317.7 million in the three months ended July 1, 2011. The increase in sales is primarily attributable to sales of $18.6 million from net increases in comparable sales to our facilities maintenance and professional contractor customers, partially offset by a comparable sales decrease to our specialty distributor customers of $1.1 million.

Gross Profit. Gross profit increased by $4.9 million, or 4.2%, to $121.1 million in the three months ended June 29, 2012 from $116.1 million in the three months ended July 1, 2011. Our gross profit margin decreased 40 basis points to 36.2% for the three months ended June 29, 2012 compared to 36.6% for the three months ended July 1, 2011. This decrease in gross profit margin was related to changes in customer and product mix as well as supplier cost pressures as compared to the prior year.

Selling, General and Administrative Expenses. SG&A expenses increased by $5.9 million, or 6.7%, to $94.2 million in the three months ended June 29, 2012 from $88.3 million in the three months ended July 1, 2011. As a percentage of net sales, SG&A increased 30 basis points to 28.1% for the three months ended June 29, 2012 compared to 27.8% for the three months ended July 1, 2011. The increase in SG&A expenses as a percentage of sales is primarily due to costs incurred in connection with the Merger Agreement, higher labor costs as a result of the investments in sales force made during the latter part of the prior year, higher at risk compensation, and higher health care costs, offset in part by lower distribution center consolidation costs, lower delivery costs, the impact from our lower bad debt expense, and lower occupancy costs.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.5 million, or 8.5%, to $6.4 million in the three months ended June 29, 2012 from $5.9 million in the three months ended July 1, 2011. As a percentage of net sales, depreciation and amortization was 1.9% and 1.8% for the three months ended June 29, 2012 and July 1, 2011, respectively. The increase in depreciation and amortization expense was due to higher depreciation resulting from our capital spending associated with our information technology infrastructure and distribution center consolidation and integration efforts that occurred during the last three years.

Operating Income. As a result of the foregoing, operating income decreased by $1.5 million, or 6.7%, to $20.5 million in the three months ended June 29, 2012 from $22.0 million in the three months ended July 1, 2011. As a percentage of net sales, operating income decreased to 6.1% in the three months ended June 29, 2012 compared to 6.9% in the three months ended July 1, 2011.

Six Months Ended June 29, 2012 Compared to Six Months Ended July 1, 2011

Net Sales. Net sales increased by $33.3 million, or 5.4%, to $648.4 million in the six months ended June 29, 2012 from $615.1 million in the six months ended July 1, 2011. The increase in sales is primarily attributable to sales of $33.5 million from net increases in comparable sales to our facilities maintenance and professional contractor customers, as well as $3.5 million associated with the NCP acquisition, partially offset by a comparable sales decrease to our specialty distributor customers of $2.9 million.

Gross Profit. Gross profit increased by $9.6 million, or 4.2%, to $236.7 million in the six months ended June 29, 2012 from $227.1 million in the six months ended July 1, 2011. Our gross profit margin decreased 40 basis points to 36.5% for the six months ended June 29, 2012 compared to 36.9% for the six months ended July 1, 2011. This decrease in gross profit margin was related to changes in customer and product mix as well as supplier cost pressures as compared to the prior year, combined with the impact from the NCP acquisition that occurred during the first quarter of the prior year.

Selling, General and Administrative Expenses. SG&A expenses increased by $9.3 million, or 5.3%, to $185.7 million in the six months ended June 29, 2012 from $176.3 million in the six months ended July 1, 2011. As a percentage of net sales, SG&A decreased 10 basis points to 28.6% for the six months ended June 29, 2012 compared to 28.7% for the six months ended July 1, 2011. The decrease in SG&A expenses as a percentage of sales is primarily due to the impact from our lower bad debt expense, lower delivery costs, lower distribution center consolidation costs, lower occupancy costs, and the incremental impact from the NCP acquisition, offset in part by costs incurred in connection with the Merger Agreement, higher labor costs as a result of the investments in sales force made during the latter part of the prior year, higher at risk compensation, and higher health care costs.

Depreciation and Amortization. Depreciation and amortization expense increased by $1.1 million, or 9.1%, to $12.7 million in the six months ended June 29, 2012 from $11.6 million in the six months ended July 1, 2011. As a percentage of net sales, depreciation and amortization was 2.0% and 1.9% for the six months ended June 29, 2012 and July 1, 2011, respectively. The increase in depreciation and amortization expense was due to higher depreciation resulting from our capital spending associated with our information technology infrastructure and distribution center consolidation and integration efforts that occurred during the last three years.

Operating Income. As a result of the foregoing, operating income decreased by $0.8 million, or 2.0%, to $38.3 million in the six months ended June 29, 2012 from $39.1 million in the six months ended July 1, 2011. As a percentage of net sales, operating income decreased to 5.9% in the six months ended June 29, 2012 compared to 6.4% in the six months ended July 1, 2011.

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

The 7.00% Notes are generally unsecured, senior subordinated obligations of Interline New Jersey that rank equal to all of Interline New Jersey’s existing and future senior subordinated indebtedness, junior to all of Interline New Jersey’s existing and future senior indebtedness, including indebtedness under the ABL Facility, and senior to any of Interline New Jersey’s existing and future obligations that are, by their terms, expressly subordinated in right of payment to the 7.00% Notes. The 7.00% Notes are unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by the Company and Interline New Jersey’s existing and future domestic subsidiaries that guarantee the ABL Facility (collectively the “Guarantors”). The Guarantors have issued guarantees (each a “Guarantee” and collectively, the “Guarantees”) of Interline New Jersey’s obligations under the 7.00% Notes and the indenture on an unsecured senior subordinated basis. The Guarantors have issued guarantees (each a “Guarantee” and collectively, the “Guarantees”) of Interline New Jersey’s obligations under the 7.00% Notes and the indenture on an unsecured senior subordinated basis. Each Guarantee ranks equal in right of payment with all of the Guarantors' existing and future senior subordinated indebtedness, junior to all of the Guarantors’ existing and future senior indebtedness, including guarantees of the ABL Facility, and senior to all of the Guarantors’ existing and future obligations that are, by their terms, expressly subordinated in right of payment to the Guarantees. The 7.00% Notes are not guaranteed by any of Interline New Jersey’s foreign subsidiaries. See Note 7. Transactions in Part I. Item 1. of this quarterly report for further information about the Consent Solicitation and the Bond Amendments.

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

As of June 29, 2012, we had $300.0 million of the 7.00% Notes outstanding and $212.8 million of availability under our ABL Facility, net of $7.2 million in letters of credit.

Financial Condition

Working capital increased by $25.5 million to $351.4 million as of June 29, 2012 from $325.9 million as of December 30, 2011. The increase in working capital was primarily funded by cash flows from operations.

Cash Flow

Operating Activities. Net cash provided by operating activities was $8.5 million in the six months ended June 29, 2012 compared to net cash provided by operating activities of $28.0 million in the six months ended July 1, 2011.

Net cash provided by operating activities of $8.5 million during the six months ended June 29, 2012 primarily consisted of net income of $16.5 million, adjustments for non-cash items of $16.4 million and cash used by working capital items of $24.4 million. Adjustments for non-cash items primarily consisted of $12.7 million in depreciation and amortization of property, equipment and intangible assets, $2.7 million in share-based compensation, $1.6 million in deferred income taxes, $0.7 million in amortization of debt issuance costs, and $0.6 million in provision for doubtful accounts. These amounts were partially offset by $1.1 million in excess tax benefits from share-based compensation, and $0.7 million of other items. The cash used by working capital items primarily consisted of $20.5 million from increased trade receivables, net of changes in provision for doubtful accounts, resulting from increased sales in the current year as compared to the prior year, $7.8 million from decreased trade payables balances as a result of the timing of purchases and related payments, and $2.3 million from increased inventory levels primarily in preparation for normal seasonal demands in our business. The use of cash was partially offset by $3.8 million in decreased prepaid expenses and other current assets primarily as a result of higher collections of rebates from vendors, $1.4 million from changes in income taxes, and $0.8 million from increased accrued expenses and other current liabilities as a result of costs associated with the Merger, timing of sales tax payments, offset in part by lower payroll and incentive compensation accruals as compared to prior year-end due to timing of payments.

Net cash provided by operating activities of $28.0 million in the six months ended July 1, 2011 primarily consisted of net income of $16.7 million, adjustments for non-cash items of $19.9 million and cash used in working capital items of $8.7 million. Adjustments for non-cash items primarily consisted of $11.6 million in depreciation and amortization of property, equipment and intangible assets, $4.3 million in deferred income taxes, $2.8 million in share-based compensation, $1.8 million in bad debt expense, and $0.7 million in amortization of debt issuance costs, partially offset by $0.9 million in excess tax benefits from share-based compensation. The cash used in working capital items consisted of $22.2 million from increased trade receivables, net of changes in our allowance for doubtful accounts, resulting from the timing of collections, $4.8 million from increased inventory levels primarily in preparation for normal seasonal demands in our business, and $1.8 million of decreased accrued expenses and other current liabilities primarily due to lower accrued compensation resulting from the timing of payments. These items were partially offset by $8.7 million from increased trade payables balances as a result of the timing of purchases and related payments, $7.1 million from decreased prepaid expenses and other current assets primarily as a result of higher collections of rebates from vendors, $4.0 million from the increase in current income taxes resulting from an increase in income before taxes, and $0.4 million from timing of interest payments.

Investing Activities. Net cash used in investing activities was $7.7 million during the six months ended June 29, 2012 compared to net cash used in investing activities of $19.9 million in the six months ended July 1, 2011.

Net cash used in investing activities during the six months ended June 29, 2012 was attributable to $7.7 million of capital expenditures made in the ordinary course of business.

Net cash used in investing activities in the six months ended July 1, 2011 was primarily attributable to $10.5 million of capital expenditures made in the ordinary course of business and $9.5 million in costs related to purchases of businesses.

Financing Activities. Net cash used in financing activities totaled $0.3 million in the six months ended June 29, 2012 compared to net cash used in financing activities of $12.3 million in the six months ended July 1, 2011.

Net cash used in financing activities in the six months ended June 29, 2012 was attributable to $1.8 million net decrease in purchase card payable, $1.4 million in treasury stock acquired to satisfy minimum statutory tax withholding requirements resulting from the vesting or exercising of equity awards, and $0.4 million of payments on capital lease obligations, partially offset by $3.3 million of proceeds from stock options exercised and excess tax benefits from share-based compensation.

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

Capital Expenditures

Capital expenditures were $7.7 million in the six months ended June 29, 2012 compared to $10.5 million in the six months ended July 1, 2011. Capital expenditures as a percentage of net sales were 1.2% and 1.7% for the six months ended June 29, 2012 and July 1, 2011, respectively. The decrease in capital expenditures was driven primarily by the current year reduction in spending on the continued consolidation of our distribution center network including the investments in larger more efficient distribution centers and enhancements to our information technology systems as compared to the prior year. There were no leasehold improvements acquired through non-cash lease incentives during the six months ended June 29, 2012. During the six months ended July 1, 2011, we acquired leasehold improvements through non-cash lease incentives of $0.5 million.

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

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at Interline New Jersey’s option, either adjusted LIBOR or at an alternate base rate, in each case plus an applicable margin. As of June 29, 2012, the applicable margin was equal to 2.25% per annum for loans bearing interest by reference to the adjusted LIBOR and 1.25% per annum for loans bearing interest by reference to the alternate base rate. The applicable margin is adjusted quarterly by reference to a grid based on average availability under the ABL Facility. The applicable margin for the upcoming quarter is expected to be 2.25% per annum for loans bearing interest by reference to the adjusted LIBOR and 1.25% per annum for loans bearing interest by reference to the alternate base rate.

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

As of June 29, 2012, we had $212.8 million of availability under our ABL Facility, net of $7.2 million in letters of credit. We believe that cash and cash equivalents on hand, cash flow from operations and available borrowing capacity under our ABL Facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations in the foreseeable future.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 30, 2011 filed with the SEC. During the six months ended June 29, 2012, there were no significant changes to any of our critical accounting policies.

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

Interest Rate Risk

The fair market value of our 7.00% Notes is subject to interest rate risk. As of June 29, 2012, the estimated fair market value of our 7.00% Notes was $312.0 million or 104.0% of par.

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of June 29, 2012.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 29, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2012, our disclosure controls and procedures were effective to ensure that: (1) material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On June 13, 2012, a purported stockholder class action complaint, Diane P. Cohen v. Interline Brands, Inc., et al., was filed in the Delaware Court of Chancery against the Company, each member of the Company's Board of Directors, GS Capital Partners VI L.P., P2 Capital Partners, LLC, Parent and Merger Sub.  The complaint generally alleges that we breached our fiduciary duties to the stockholders by agreeing to sell the Company at a price that is unfair and inadequate and by agreeing to certain preclusive deal protection devices in the Merger Agreement.  The complaint further alleges that the Company, GS Capital Partners VI L.P., P2 Capital Partners, LLC, Parent and Merger Sub aided and abetted in the directors' breach of their fiduciary duties. The complaint seeks injunctive relief, rescission of the Merger Agreement and an award for the costs of the action. We intend to deny these allegations and to vigorously defend ourselves and our directors.
On June 29, 2012, Ms. Cohen filed an amended complaint in the Court of Chancery.  In addition to the claims asserted in the original complaint, plaintiff alleges in the amended complaint that certain aspects of the Preliminary Proxy Statement filed on June 20, 2012 are misleading and incomplete.  We firmly believe that plaintiff's allegations are without merit.  We have been, and intend to continue, defending ourselves vigorously against all of the claims asserted in this action.

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

In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2011, there are risks and uncertainties associated with the Merger Agreement and the Merger. For example:

•	the Merger may not be consummated or may not be consummated as currently anticipated;

•
there can be no assurance that Parent will obtain the necessary financing contemplated in connection with the Merger (or other financing) or that the financing will be sufficient to complete the Merger and transactions contemplated thereby;

•	there can be no assurance that approval of our stockholders will be obtained;

•	there can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger;

•
if the proposed Merger is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the Merger will be consummated;

•
failure of the Merger to close, or a delay in its closing, may have a negative impact on our ability to pursue alternative strategic transactions or our ability to implement alternative business plans;

•	under certain circumstances, if the Merger Agreement is terminated, we will be required to pay a termination fee;

•
pending the closing of the Merger, the Merger Agreement restricts us from engaging in certain actions without Parent's approval, which could prevent us from pursuing opportunities that may arise prior to the closing of the Merger;

•	any delay in completing, or the failure to complete, the Merger could have a negative impact on our business, stock price, and our relationships with customers or suppliers; and,

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business and pursuit of our strategic initiatives.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable by us regardless of whether or not the Merger is consummated.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Authorization
April 2012
(March 31, 2012 - April 27, 2012)	179	$21.51	—	—
May 2012
(April 28, 2012 - May 25, 2012)	266	$17.64	—	—
June 2012
(May 26, 2012 - June 29, 2012)	—	$—	—	—
Total	445	$19.20	—	—

__________

(1)	Comprised entirely of shares purchased to satisfy minimum tax withholding obligations on vesting of restricted share units and restricted stock awards.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of comprehensive income in the financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of net income and comprehensive income or in two separate, but consecutive, statements for net income and comprehensive income. We adopted this standard as of December 31, 2011, and we present net income and other comprehensive income in two separate statements in our annual financial statements. The table below reflects the retrospective application of this guidance for each of the three years ended December 30, 2011, December 31, 2010, and December 25, 2009. The retrospective application did not have a material impact on our consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010, AND DECEMBER 25, 2009
(in thousands)

	2011	2010	2009

Net income	$37,674	$27,921	$26,088
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(172)	367	776
Amortization of unrecognized (loss) gain on employee benefits	(5)	16	11
Unrealized (loss) gain on short-term investments	—	(1)	1
Other comprehensive (loss) income	(177)	382	788
Comprehensive income	$37,497	$28,303	$26,876

The following will be added to the Condensed Consolidated Statements of Earnings included in the financial statements of Guarantor Subsidiaries Note to our annual financial statements:

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010, AND DECEMBER 25, 2009
(in thousands)

	Parent
	Company	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuer	Subsidiaries	Adjustments	Consolidated
2011:
Net income (loss) attributable to	$37,674	$(90,451)	$14,923	$75,528	$37,674
common stockholders
Other comprehensive loss	—	(177)	—	—	(177)
Comprehensive income (loss)	$37,674	$(90,628)	$14,923	$75,528	$37,497

2010:
Net income (loss) attributable to	$27,921	$(85,738)	$12,868	$72,870	$27,921
common stockholders
Other comprehensive income	—	382	—	—	382
Comprehensive income (loss)	$27,921	$(85,356)	$12,868	$72,870	$28,303

2009:
Net income (loss) attributable to	$26,088	$(56,545)	$13,775	$42,770	$26,088
common stockholders
Other comprehensive income	—	788	—	—	788
Comprehensive income (loss)	$26,088	$(55,757)	$13,775	$42,770	$26,876

ITEM 6. Exhibits

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

2.1
Agreement and Plan of Merger among Isabelle Holding Company Inc., Isabelle Acquisition Sub Inc., and Interline Brands, Inc., dated as of May 29, 2012 (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on May 29, 2012).

4.1
Second Supplemental Indenture among Interline Brands, Inc., the Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, dated as of June 19, 2012 (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K filed on June 29, 2012).

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

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1	Consolidated Balance Sheets as of June 29, 2012 and December 30, 2011;

2	Consolidated Statements of Earnings for the three and six months ended June 29, 2012 and July 1, 2011;

3	Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2012 and July 1, 2011;

4	Consolidated Statements of Cash Flows for the six months ended June 29, 2012 and July 1, 2011; and

5	Notes to the Consolidated Financial Statements.

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

INTERLINE BRANDS, INC.
Registrant

Date: August 6, 2012	By:	/S/ JOHN A. EBNER
John A. Ebner
Chief Financial Officer
(Duly Authorized Signatory and Principal Financial Officer)