Form 10-Q
period 2012-09-28
INTERLINE BRANDS, INC./DE
filed 2012-11-13
CIK 1292900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 9, 2012, there were 1,468,762.5373 shares of the registrant’s common stock issued and outstanding, par value $0.01. Effective September 7, 2012, the registrant was acquired by Isabelle Holding Company, Inc. There is no public trading of the registrant's common stock.

ITEM		PAGE

	PART I. FINANCIAL INFORMATION

1.	Financial Statements
	Consolidated Balance Sheets (Unaudited) as of September 28, 2012 and December 30, 2011	3
	Consolidated Statements of Operations (Unaudited) for the period September 8, 2012 through September 28, 2012, period June 30, 2012 through September 7, 2012, three months ended September 30, 2011, period December 31, 2011 through September 7, 2012 and the nine months ended September 30, 2011	4
	Consolidated Statements of Comprehensive (Loss) Income (Unaudited) for the period September 8, 2012 through September 28, 2012, period June 30, 2012 through September 7, 2012, three months ended September 30, 2011, period December 31, 2011 through September 7, 2012 and the nine months ended September 30, 2011	5
	Consolidated Statements of Cash Flows (Unaudited) for the period September 8, 2012 through September 28, 2012, period December 31, 2011 through September 7, 2012 and the nine months ended September 30, 2011	6
	Notes to Unaudited Consolidated Financial Statements	8
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
3.	Quantitative and Qualitative Disclosures About Market Risk	49
4.	Controls and Procedures	50

	PART II. OTHER INFORMATION

1.	Legal Proceedings	51
1A.	Risk Factors	51
2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
3.	Defaults Upon Senior Securities	52
4.	Mine Safety Disclosures	52
5.	Other Information	52
6.	Exhibits	54

SIGNATURES		57

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	Successor	Predecessor
	September 28, 2012	December 30, 2011

ASSETS
Current Assets:
Cash and cash equivalents	$12,509	$97,099
Accounts receivable - trade (net of allowance for doubtful accounts of $22 and $6,457)	155,496	128,383
Inventories	218,905	221,225
Prepaid expenses and other current assets	27,048	26,285
Income taxes receivable	23,886	1,123
Deferred income taxes	15,094	16,738
Total current assets	452,938	490,853
Property and equipment, net	57,135	57,728
Goodwill	492,445	344,478
Other intangible assets, net	452,549	134,377
Other assets	9,462	9,022
Total assets	$1,464,529	$1,036,458
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$104,176	$109,438
Accrued expenses and other current liabilities	47,379	51,864
Accrued interest	13,553	2,933
Current portion of capital leases	554	669
Total current liabilities	165,662	164,904
Long-Term Liabilities:
Deferred income taxes	181,425	51,776
Long-term debt, net of current portion	756,311	300,000
Capital leases, net of current portion	340	726
Other liabilities	3,998	4,607
Total liabilities	1,107,736	522,013
Commitments and contingencies (see Note 7)
Senior preferred stock; $0.01 par value, 20,000,000 authorized; none outstanding as of December 30, 2011 (Predecessor)	—	—
Stockholders' Equity:
Common stock; $0.01 par value, 2,500,000 authorized; 1,468,762.5373 issued and outstanding as of September 28, 2012 (Successor)	15	—
Common stock; $0.01 par value, 100,000,000 authorized; 33,558,842 issued and 31,596,615 outstanding as of December 30, 2011 (Predecessor)	—	335
Additional paid-in capital	381,533	599,923
Accumulated deficit	(24,714)	(59,150)
Accumulated other comprehensive (loss) income	(41)	1,688
Treasury stock, at cost,1,962,227 as of December 30, 2011 (Predecessor)	—	(28,351)
Total stockholders' equity	356,793	514,445
Total liabilities and stockholders' equity	$1,464,529	$1,036,458

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Successor	Predecessor		Predecessor
	For the period September 8, 2012 through September 28, 2012	For the period June 30, 2012 through September 7, 2012	For the three months ended September 30, 2011	For the period December 31, 2011 through September 7, 2012	For the nine months ended September 30, 2011

Net sales	$80,901	$269,349	$331,349	$917,752	$946,445
Cost of sales	50,601	172,294	209,008	584,033	597,029
Gross profit	30,300	97,055	122,341	333,719	349,416

Operating Expenses:
Selling, general and administrative expenses	20,271	71,920	90,253	255,409	266,592
Depreciation and amortization	2,367	5,048	5,926	17,707	17,531
Merger related expenses	37,695	16,864	—	19,049	—
Total operating expenses	60,333	93,832	96,179	292,165	284,123
Operating (loss) income	(30,033)	3,223	26,162	41,554	65,293

Loss on extinguishment of debt, net	—	(2,214)	—	(2,214)	—
Interest expense	(4,059)	(4,529)	(6,138)	(16,631)	(18,327)
Interest and other income	152	487	399	1,499	1,188
(Loss) income before income taxes	(33,940)	(3,033)	20,423	24,208	48,154
Income tax (benefit) provision	(9,226)	629	8,041	11,384	19,033
Net (loss) income	$(24,714)	$(3,662)	$12,382	$12,824	$29,121

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Successor	Predecessor		Predecessor
	For the period September 8, 2012 through September 28, 2012	For the period June 30, 2012 through September 7, 2012	For the three months ended September 30, 2011	For the period December 31, 2011 through September 7, 2012	For the nine months ended September 30, 2011

Net (loss) income	$(24,714)	$(3,662)	$12,382	$12,824	$29,121
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(41)	201	(621)	189	(393)
Amortization of unrecognized loss
on employee benefits	—	—	(3)	—	(2)
Other comprehensive (loss) income	(41)	201	(624)	189	(395)
Comprehensive (loss) income	$(24,755)	$(3,461)	$11,758	$13,013	$28,726

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Successor	Predecessor
	For the period September 8, 2012 through September 28, 2012	For the period December 31, 2011 through September 7, 2012	For the nine months ended September 30, 2011
Cash Flows from Operating Activities:
Net (loss) income	$(24,714)	$12,824	$29,121
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,367	17,707	17,531
Amortization of deferred lease incentive obligation	(40)	(561)	(596)
Amortization of deferred debt financing costs	260	985	1,020
Amortization of OpCo Notes fair value adjustment	(189)	—	—
Loss on extinguishment of debt, net	—	2,214	—
Share-based compensation	7,013	15,169	4,425
Excess tax benefits from share-based compensation	—	(1,083)	(858)
Deferred income taxes	4,432	7,789	6,571
Provision for doubtful accounts	59	1,285	2,256
(Gain) loss on disposal of property and equipment	(1)	(125)	107
Other	(6)	(494)	(6)

Changes in assets and liabilities, net of businesses acquired:
Accounts receivable - trade	2,128	(29,986)	(25,690)
Inventories	(6,208)	5,631	(2,751)
Prepaid expenses and other current assets	(1,723)	964	4,406
Other assets	—	38	187
Accounts payable	7,347	(12,415)	614
Accrued expenses and other current liabilities	(9,569)	8,797	(3,952)
Accrued interest	3,603	3,879	5,521
Income taxes	(14,112)	(7,652)	5,394
Other liabilities	(23)	(12)	(238)
Net cash (used in) provided by operating activities	(29,376)	24,954	43,062
Cash Flows from Investing Activities:
Acquisition of Interline Brands, Inc.	(825,717)	—	—
Purchases of property and equipment, net	(1,294)	(11,966)	(15,036)
Proceeds from sales and maturities of short-term investments	—	—	100
Purchase of businesses, net of cash acquired	—	(3,278)	(9,695)
Net cash used in investing activities	(827,011)	(15,244)	(24,631)
Cash Flows from Financing Activities:
Proceeds from equity contributions, net	350,886	—	—
Increase (decrease) in purchase card payable, net	2,819	(3,840)	3,341
Proceeds from issuance of HoldCo Notes	365,000	—	—
Repayment of 8 1/8% senior subordinated notes	—	—	(13,358)
Proceeds from ABL Facility	80,000	—	—
Repayments on ABL Facility	(11,000)	—	—
Payment of debt financing costs	(26,346)	(355)	(34)
Payments on capital lease obligations	(46)	(456)	(467)
Proceeds from stock options exercised	—	5,678	641
Excess tax benefits from share-based compensation	—	1,083	858
Purchases of treasury stock	—	(1,450)	(11,108)
Net cash provided by (used in) financing activities	761,313	660	(20,127)
Effect of exchange rate changes on cash and cash equivalents	(19)	133	(157)
Net (decrease) increase in cash and cash equivalents	(95,093)	10,503	(1,853)
Cash and cash equivalents at beginning of period	107,602	97,099	86,981
Cash and cash equivalents at end of period	$12,509	$107,602	$85,128

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Successor	Predecessor
	For the period September 8, 2012 through September 28, 2012	For the period December 31, 2011 through September 7, 2012	For the nine months ended September 30, 2011
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$11,663	$11,469
Income taxes, net of refunds	$442	$7,714	$8,111

Schedule of Non-Cash Investing and Financing Activities:
Non-cash equity contribution from shareholders	$23,648	$—	$—
Treasury stock acquired through accrued liabilities	$—	$—	$957
Property acquired through lease incentives	$—	$—	$475
Adjustments to liabilities assumed and goodwill on business acquired	$—	$—	$163
Contingent consideration associated with purchase of business	$—	$300	$250

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Interline Brands, Inc., a Delaware corporation, and its subsidiaries (“Interline” or the “Company”) is a leading national distributor and direct marketer of broad-line maintenance, repair and operations (“MRO”) products. The Company sells plumbing, electrical, hardware, security, appliances, heating, ventilation and air conditioning (“HVAC”), janitorial and sanitation (“JanSan”) supplies and other MRO products. Interline’s highly diverse customer base consists of multi-family housing, educational, lodging, government and health care facilities, professional contractors and specialty distributors.

The Company markets and sells its products primarily through fourteen distinct and targeted brands. The Company utilizes a variety of sales channels, including a direct sales force, telesales representatives, a direct marketing program consisting of catalogs and promotional flyers, brand-specific websites and a national accounts sales program. The Company delivers its products through its network of distribution centers and professional contractor showrooms located throughout the United States, Canada and Puerto Rico, vendor managed inventory locations at large professional contractor and institutional customer locations and its dedicated fleet of trucks and third-party carriers. Through its broad distribution network, the Company is able to provide next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

Interline Brands, Inc. is the holding company of the Interline group of businesses, including its principal operating subsidiary, Interline Brands, Inc., a New Jersey corporation (“Interline New Jersey”).

Basis of Presentation

On September 7, 2012 (the "Merger Date"), pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of May 29, 2012, Isabelle Holding Company Inc., a Delaware corporation (“Parent”), Isabelle Acquisition Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”, and together with Parent, the "Acquiring Parties"), merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.  Immediately following the effective time of the Merger, Parent was merged with and into the Company, with the Company surviving (the "Second Merger"). Under the Merger Agreement, stockholders of the Company received $25.50 in cash for each share of Company common stock. The Merger was unanimously approved by Interline's Board of Directors and a majority of Interline's stockholders holding the outstanding shares of the common stock. See Note 2. Transactions for further information about the Merger Agreement. Prior to the Merger Date, the Company operated as a public company with its common stock traded on the New York Stock Exchange. As a result of the Merger, Interline became a privately-held company.

The Merger has been accounted for in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for business combinations and accordingly, the Company's assets and liabilities were recorded using their fair values as of September 7, 2012.

Although the Company continued as the same legal entity after the Merger, since the financial statements are not comparable as a result of acquisition accounting, the accompanying unaudited consolidated financial statements are presented for two periods: the period prior to the Merger ("Predecessor") and the period subsequent to the Merger ("Successor").

The accompanying unaudited interim consolidated financial statements include the accounts of Interline Brands, Inc. and all of its wholly-owned subsidiaries. These statements have been prepared in accordance with US GAAP and instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2011 filed with the SEC.

All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented have been recorded. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable and income taxes, lower of cost or market and obsolescence reserves for inventory, reserves for self-insurance programs, purchase accounting adjustments, and valuation of goodwill and other intangible assets. Actual results could differ from those estimates.

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

The fair value of the Company’s ABL facility, OpCo Notes, and HoldCo Notes (as defined in Note 5. Debt) is determined by quoted market prices and other inputs that are observable for these liabilities, which are Level 2 inputs. The carrying amount and fair value of the ABL facility, OpCo Notes, and HoldCo Notes as of September 28, 2012 and December 30, 2011 were as follows (in thousands):

	Successor		Predecessor
	September 28, 2012		December 30, 2011
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL facility	$69,000	$69,089	$—	$—
OpCo Notes	$322,311	$324,750	$300,000	$310,500
HoldCo Notes	$365,000	$396,025	$—	$—

Segment Information

The Company has one operating segment and, therefore, one reportable segment, the distribution of MRO products. The Company’s revenues and assets outside the United States are not significant. The Company’s net sales by product category were as follows (in thousands):

	Successor	Predecessor		Predecessor
Product Category (1)	For the period September 8, 2012 through September 28, 2012	For the period June 30, 2012 through September 7, 2012	For the three months ended September 30, 2011	For the period December 31, 2011 through September 7, 2012	For the nine months ended September 30, 2011
JanSan	$28,572	$96,551	$118,055	$331,884	$339,902
Plumbing	17,265	54,336	58,720	196,120	175,359
Hardware, tools and fixtures	7,546	24,775	42,120	85,369	124,051
HVAC	7,410	29,013	35,339	89,622	92,656
Electrical and lighting	5,210	16,106	19,839	56,737	56,360
Appliances and parts	4,902	15,957	17,824	52,406	49,385
Security and safety	4,263	12,556	15,907	45,036	46,674
Other	5,733	20,055	23,545	60,578	62,058
Total	$80,901	$269,349	$331,349	$917,752	$946,445
__________

(1)
The Company continues to refine its robust product identification process and, as a result, stock keeping units are periodically realigned within product categories. Therefore, the prior periods in this table have been recast to be consistent with current presentation.

Recently Issued Accounting Guidance

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles - Goodwill and Other (Topic 350) ("ASU 2012-02"). The objective of the amendments in this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Because this guidance simply enhances the consistency and reduces the costs of impairment testing (and would not change the conclusion of the impairment testing) it will not have a material impact on the Company's consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections ("ASU 2012-03"). This ASU amends (1) various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No.114, (2) the SEC's Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB's Accounting Standards Codification, Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011, and (3) Corrections Related to FASB ASU 2010-22, Accounting for Various Topics. The objectives of these amendments are to update expired accounting standard references and reference the International Financial Reporting Standards (IFRS) as an appropriate framework of standards and compliance for certain disclosure requirements. Because the amendments relates to staff guidance for SEC materials and consist of codification referencing and IFRS inclusion it will not have a material impact on the Company's consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements ("ASU 2012-04"). This ASU contains amendments that affect a wide variety of topics in the codification, as well as provide incremental improvements to U.S. GAAP that are not purely technical corrections. The amendments in ASU 2012-04 were effective upon issuance, except for amendments that were subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012 for public entities and December 15, 2013 for nonpublic entities. Because this ASU provides technical corrections and enhanced guidance, it will not have a material impact on the Company's consolidated financial statements.

Recently Adopted Accounting Guidance

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). The amendments in ASU 2011-04 provide clarification of certain fair value concepts such as principal market determination; valuation premise and highest and best use; measuring fair value of instruments with offsetting market or counterparty credit risks; blockage factor and other premiums and discounts; and liabilities and instruments classified in shareholders' equity. In addition, the pronouncement provides guidance for new disclosures such as transfers between Level 1 and Level 2 of the fair value hierarchy; Level 3 fair value measurements; an entity's use of an asset when it is different from its highest and best use; and fair value hierarchy disclosures for financial instruments not measured at fair value but disclosed. Effective December 30, 2011, the Company adopted the fair value measurement and disclosure requirements. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), as amended by ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). This pronouncement brings consistency to the way reporting entities disclose comprehensive income in their consolidated financial statements and related notes. ASU 2011-05, as amended by ASU 2011-12, no longer permits disclosure of comprehensive income in either the statement of shareholders' equity or in a note to the consolidated financial statements. Instead, reporting entities have two options for presenting comprehensive income. The first option presents comprehensive income in a single statement, which includes two components: net income and other comprehensive income. The second option allows the presentation of comprehensive income in two separate but consecutive statements: one for net income and the other for other comprehensive income. Effective December 30, 2011, the Company adopted new disclosure requirements for comprehensive income, including the required retrospective application. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) (“ASU 2011-08”). The amendments in ASU 2011-08 are intended to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Effective December 30, 2011, the Company adopted the provisions of this guidance. Because this guidance only enhances the steps performed to determine whether a potential impairment exists (but should not impact the resulting conclusion), the adoption did not have an impact on the Company's consolidated financial statements.

2. TRANSACTIONS

The Merger and Merger Agreement

Pursuant to the Merger Agreement, Merger Sub merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent. Parent is an affiliate of GS Capital Partners VI L.P. and, at the closing of the transaction, certain interests of Parent became owned by investment funds managed by P2 Capital Partners, LLC and certain members of Company management.

As of the effective time of the Second Merger, the issued and outstanding common stock of the Company was owned as follows: (i) approximately 84% by GS Capital Partners VI Fund, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, GS Capital Partners VI Parallel, L.P., MBD 2011 Holdings, L.P., Bridge Street 2012 Holdings, L.P. (collectively, the “GSCP Parties”), (ii) approximately 14% by P2 Capital Master Fund I, L.P. and P2 Capital Master Fund VII, L.P. (collectively, the “P2 Parties”), and (iii) approximately 2% by certain members of the Company's management.

At the effective time of the Merger, each share of common stock of Interline (other than shares owned by Interline, Parent, Merger Sub, any stockholders who were entitled to and who properly exercised appraisal rights under Delaware law (collectively, the "Excluded Stockholders"), and a portion of shares owned by P2 Capital Partners), was canceled and converted automatically into a right to receive $25.50 in cash (the "Merger Consideration"), without interest. In connection with the closing of the Merger, P2 Capital Partners rolled 927.386 shares into the Company. In addition, at the effective time of the Merger, each outstanding option to purchase shares of common stock of Interline were accelerated and fully vested, if not previously vested, and canceled (unless otherwise agreed to by the holder thereof and Parent) and converted into the right to receive cash consideration in an amount equal to the product of the total number of shares previously subject to the option and the excess, if any, of the Merger Consideration over the exercise price per share of the option. All outstanding Restricted Share Units were also accelerated, fully vested and then canceled and converted into the right to receive cash consideration in an amount equal to the Merger Consideration in respect of each share underlying the canceled Restricted Share Unit. In connection with the closing of the Merger, certain members of the Company's senior management reinvested a portion of their after-tax proceeds from the Merger attributable to each component of their existing equity, on terms agreed upon between management and Parent. A portion of this reinvestment was satisfied through an exchange of options based on the intrinsic value of the options on the date of closing of the Merger for shares and/or options in Parent. The options that were exchanged were done so on a 10:1 ratio, with a fair value of $255.00 per share.

All of the preferred stock of the Company was canceled and retired at the time of the Merger.

The Related Financing Transactions

In connection with the Merger, the Company entered into the following Financing Transactions:

•	a new senior secured asset-based revolving credit facility totaling $275.0 million; and

•	the issuance of $365.0 million aggregate principal amount of senior notes.

Simultaneously with the closing of the Merger, the following occurred: the funding of the new senior secured asset-based revolving credit facility, the release of the net proceeds of the $365.0 million aggregate principal amount of senior notes from escrow, and the termination of the Company's previous $225.0 million asset-based revolving credit facility. See Note 5. Debt for further information regarding the financing transactions.

The Consent Solicitation

In connection with the Merger, on June 21, 2012, Interline New Jersey commenced the Consent Solicitation regarding certain amendments to the indenture governing the OpCo Notes (the "Bond Amendments"). The Bond Amendments permitted the Merger to occur without triggering a "Change of Control" under the indenture governing the OpCo Notes. As consideration for that amendment, and in addition to an aggregate consent payment of $1.5 million paid by Parent, Interline New Jersey agreed to certain additional amendments that apply from and including the closing date of the Merger. These additional amendments included, among other items, increasing the interest rate on the OpCo Notes from 7.00% to 7.50% per annum, increasing the redemption price of the OpCo Notes for certain periods, making the OpCo Notes rank equal in right of payment to all future incurrences of senior indebtedness (including the ABL Facility) and replacing the restriction on the incurrence of secured indebtedness contained in the anti-layering covenant with a covenant restricting Interline New Jersey and its restricted subsidiaries from incurring liens, other than permitted liens, without equally and ratably securing the OpCo Notes.

On June 27, 2012, Interline New Jersey received the requisite consents to the Bond Amendments and, as a result, a supplemental indenture reflecting the Bond Amendments was executed and became effective. Interline New Jersey received consents to the Bond Amendments from holders of $296.3 million aggregate principal amount of the OpCo Notes (representing 98.8% of the principal amount outstanding) as of the expiration date of the Consent Solicitation.

Sources and Uses

The sources and uses of funds in connection with the Merger transactions are summarized below (in thousands):

Sources:
Debt:
Proceeds from ABL Facility	$80,000
Proceeds from HoldCo Notes	365,000
Rollover of OpCo Notes	300,000
Rollover of capital lease obligations	940
Total debt		745,940
Proceeds from equity contributions		350,886
Gross cash used to fund transactions		107,602
Total sources		$1,204,428

Uses:
Equity purchase price:
Payments to common stockholders	$790,611
Payments for outstanding equity awards	35,106
Total equity purchase price		825,717
Assumption of indebtedness:
OpCo Notes	300,000
Capital lease obligations	940
Total assumption of indebtedness		300,940
Merger related costs and financing fees		60,707
Cash remaining on balance sheet		17,064
Total uses		$1,204,428

Purchase Accounting

The Merger resulted in a significant change in ownership and was accounted for using the acquisition method under Accounting Standards Codification Topic 805, Business Combinations. Under the acquisition method, the preliminary purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. Goodwill recorded in connection with the Merger transaction represents intangible assets that do not qualify for separate recognition, such as assembled workforce. None of the goodwill recorded in connection with the Merger will be deductible for income tax purposes. The purchase price paid and related costs and transaction fees incurred have been accounted for in the Company's consolidated financial statements.

The preliminary purchase price allocation is summarized in the following table (in thousands):

Total sources		$1,204,428

Plus:
Rollover of equity and stock options	30,661
Accelerated share-based compensation	13,533
Less:		44,194
Rollover of OpCo Notes and capital lease obligations	(300,940)
Merger related costs and financing fees	(60,707)
Net cash used to fund transaction	(90,538)
		(452,185)
Equals purchase price consideration to be allocated		$796,437

Fair value of tangible assets and liabilities acquired:
Cash and cash equivalents	$17,064
Accounts receivable - trade	157,690
Inventories	212,712
Prepaid expenses and other current assets	50,301
Property and equipment	57,289
Other long-term assets	35,863
Deferred income tax assets	15,094
Accounts payable	(97,095)
Other short-term liabilities	(61,111)
OpCo Notes	(322,500)
Other long-term liabilities	(4,437)
Deferred tax liabilities	(184,178)
Total net tangible assets and liabilities		(123,308)

Fair value of identifiable intangible assets acquired:
Customer relationships	253,500
Trademarks	173,800
Goodwill	492,445
Total identified intangible assets acquired		919,745
Total purchase price		$796,437

The preliminary allocation of purchase price to assets and liabilities as of September 7, 2012 was determined based primarily upon assumptions related to future cash flows, discount and royalty rates, and customer attrition rates. As the estimates and assumptions used to determine the preliminary fair values involve a complex series of judgments about future events and uncertainties and due to the timing of the transaction, these values are not yet finalized, but will be no later than one year from the date of the Merger transaction.

Merger Costs

The following table summarizes the Merger costs for the period December 31, 2011 through September 28, 2012, including professional fees and other related costs (in thousands):

Merger costs:
Professional fees	$21,145
Share-based compensation	18,260
Sponsors' fees	10,000
Transaction related compensation	6,168
Other fees	1,171
$56,744

Deferred financing costs:
ABL Facility	$5,627
OpCo Notes	4,373
HoldCo Notes	16,701
$26,701

Professional fees, share-based compensation, sponsors' fees, transaction related compensation, and other fees are included in merger related expenses line item in the statement of operations. Financing fees associated with the ABL Facility, OpCo Notes, and HoldCo Notes were capitalized in other intangible assets, and will be amortized using the straight-line method for the ABL Facility and the effective interest method for the OpCo Notes and HoldCo Notes over the respective terms of the agreements.

Pro Forma Financial Information

The following unaudited pro forma results of operations gives effect to the Merger transactions as if they had occurred on the first day of the first quarter of fiscal 2012 (December 31, 2011). The pro forma results of operations reflect adjustments (i) to record amortization resulting from purchase accounting, (ii) to record incremental interest expense associated with the ABL Facility and HoldCo Notes as well as the modified OpCo Notes, (iii) to eliminate costs incurred in connection with the Merger including acquisition-related share-based compensation, transaction costs, and loss on extinguishment of debt, and (iv) to record incremental straight-line rent expense. This unaudited pro forma financial information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger transactions had actually occurred on that date, nor the results of operations in the future.

	For the period December 31, 2011 through September 28, 2012
	(in thousands)
	As Reported	Pro Forma
Net sales	$998,653	$998,653
Net (loss) income	$(11,890)	$5,298

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

The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Successor
Balance at September 8, 2012	Charged to Expense	Deductions	Balance at September 28, 2012
$—	$59	$(37)	$22

Predecessor
Balance at December 30, 2011	Charged to Expense	Deductions	Balance at September 7, 2012
$6,457	$1,285	$(2,967)	$4,775

4. GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the Merger transactions as discussed in Note 2. Transactions, the Company recorded $492.4 million of preliminary goodwill as a part of purchase accounting.

Changes to goodwill during 2012 were as follows (in thousands):

Balance at December 30, 2011 (Predecessor)	$344,478
Acquired goodwill	1,547
Balance at September 7, 2012 (Predecessor)	346,025
Goodwill removed as a result of the Merger	(346,025)
Preliminary goodwill recorded as a result of the Merger	492,445
Balance at September 28, 2012 (Successor)	$492,445

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of September 28, 2012 and December 30, 2011 were as follows (in thousands):

Successor
September 28, 2012	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	$173,800	$—	$173,800
Customer relationships	253,500	1,256	252,244
Non-compete agreements	70	6	64
Deferred financing costs	26,701	260	26,441
Total	$454,071	$1,522	$452,549

Predecessor
December 30, 2011	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	$65,841	$5,682	$60,159
Customer relationships	110,562	45,240	65,322
Non-compete agreements	2,902	2,855	47
Deferred financing costs	10,407	1,558	8,849
Total	$189,712	$55,335	$134,377

As discussed in Note 2. Transactions, in connection with the Merger transaction, the Company recognized intangible assets related to trademarks and customer relationships. Trademarks have been determined to have indefinite lives; customer relationships have an economic useful life of between 7 and 19 years and will be amortized over those periods using an accelerated amortization method.

The amortization of debt financing costs, recorded as a component of interest expense, was $0.3 million for the period from June 30, 2012 through September 7, 2012, $0.3 million for the period September 8, 2012 through September 28, 2012, and $0.3 million for the three months ended September 30, 2011. The write-off of deferred financing costs to loss on extinguishment of debt totaled $2.2 million in 2012, related to the extinguishment of the prior asset-based revolving credit facility (see Note 5. Debt for further discussion). The amortization of deferred financing costs was $1.0 million for the period from December 31, 2011 through September 7, 2012, and $1.0 million for the nine months ended September 30, 2011.

Amortization expense on other intangible assets was $1.3 million for the period from June 30, 2012 through September 7, 2012, $1.3 million for the period September 8, 2012 through September 28, 2012, and $1.6 million for the three months ended September 30, 2011. Amortization expense on other intangible assets was $4.6 million for the period from December 31, 2011 through September 7, 2012, and $4.9 million for the nine months ended September 30, 2011.

Expected amortization expense on other intangible assets (excluding deferred financing costs which will vary depending upon debt payments) for the remainder of the current fiscal year as well as each of the five succeeding fiscal years is expected to be as follows (in thousands):

Fiscal Year	Future Estimated Amortization
2012	$5,508
2013	27,800
2014	27,300
2015	28,400
2016	28,300
2017	23,800
Thereafter	111,200
Total	$252,308

5. DEBT

Long-term debt consisted of the following as of September 28, 2012 and December 30, 2011 (in thousands):

	Successor	Predecessor
	September 28, 2012	December 30, 2011

ABL facility	$69,000	$—
OpCo Notes (1)	322,311	300,000
HoldCo Notes	365,000	—
Total long-term debt	$756,311	$300,000

_______________

(1)	As of September 28, 2012, the OpCo notes included an unamortized fair value premium of $22.3 million, recorded as a result of the Merger transactions.

ABL Facility

Concurrently with the closing of the Merger, Interline New Jersey and certain of its material wholly owned domestic subsidiaries, as co-borrowers, entered into a new ABL facility (the "ABL Facility") with a syndicate of lenders that permits revolving borrowings in an aggregate principal amount of up to $275.0 million. The ABL Facility also provides for a sub-limit of borrowings on same-day notice referred to as swingline loans up to $30.0 million and a sub-limit for the issuance of letters of credit up to $45.0 million. Subject to certain conditions, the principal amount of the ABL Facility may be increased from time to time up to an amount which, in the aggregate for all such increases, does not exceed $100.0 million, in $25.0 million increments. There are no scheduled amortization payments due under the ABL Facility. The principal amount outstanding will be due and payable in full at maturity, on September 7, 2017. The ABL Facility replaces the $225.0 million asset-based revolving credit facility that was in place prior to the transactions. Debt financing costs capitalized in connection with the new ABL Facility were $5.6 million. Additionally, the Company recorded a loss on the extinguishment of the previous asset-based revolving facility in the amount of $2.2 million, comprised of the write-off of unamortized deferred debt financing costs.

Advances under the ABL Facility are limited to the lesser of (a) the aggregate commitments under the ABL Facility and (b) the sum of the following:

•	85% of the book value of eligible accounts receivable, plus

•	the lesser of (i) 70% of the lower of cost (net of rebates and discounts) or market value of eligible inventory;

and (ii) 85% of the appraised net orderly liquidation value of eligible inventory;

•	minus certain reserves as may be established under the ABL Facility.

Obligations under the ABL Facility are guaranteed by the Company and each of the wholly-owned material subsidiaries of the co-borrowers under the ABL Facility. These obligations are primarily secured, subject to certain exceptions, by a first-priority security interest in substantially all of the existing and future personal property of the Company's U.S. subsidiaries. From September 7, 2012 until the quarter following the closing of the ABL Facility, borrowings will bear interest at a rate equal to LIBOR plus 1.75% in the case of Eurodollar revolving loans, and an applicable base rate plus 0.75% in the case of ABR loans.

After the end of the quarter following the closing of the ABL Facility, the interest rates will be determined as of the end of each fiscal quarter in accordance with applicable rates set forth in the grid below:

	Revolver	Revolver
Availability	ABR Spread	Eurodollar Spread

Category 1
Greater than $150.0 million	0.50%	1.50%

Category 2
Greater than $75.0 million but less than or equal to $150.0 million	0.75%	1.75%

Category 3
Less than or equal to $75.0 million	1.00%	2.00%

The applicable rates for Category 2 and Category 3 described above will be subject to a 0.25% step-down from the spread described above if the fixed charge coverage ratio for the period of four consecutive fiscal quarters ending on the last day of the fiscal quarter most recently ended is greater than 1.50:1.00. As of September 28, 2012, the interest rate in effect with respect to the ABL Facility was 2.0% for the LIBOR option and 4.0% for the alternate base rate.

In addition to paying interest on outstanding principal under the ABL facility, Interline New Jersey is required to pay a commitment fee in respect of unutilized commitments, which is equal to 0.375% per annum for the ABL Facility if utilization is less than 50% of the aggregate commitments and 0.25% per annum if the utilization of the ABL Facility exceeds 50% of the aggregate commitments. The principal balance outstanding may be voluntarily prepaid in advance, without penalty or premium, at any time in whole or in part, subject to certain breakage costs.

The ABL Facility requires the Company and its restricted subsidiaries, on a consolidated basis, to maintain a fixed charge coverage ratio (defined as the ratio of EBITDA, as defined in the credit agreement, to the sum of cash interest, principal payments on indebtedness and accrued income taxes, dividends or distributions and repurchases, redemptions or retirement of the equity interest of the Company) of at least 1.00:1:00 when the excess availability is less than or equal to the greater of: (i) 10% of the total commitments under the ABL Facility; and (ii) $25.0 million.

The ABL Facility also contains restrictive covenants (in each case, subject to exclusions) that limit, among other things, the ability of Interline New Jersey and its restricted subsidiaries to:

•	create, incur, assume or suffer to exist, any liens,

•	create, incur, assume or permit to exist, directly or indirectly, any additional indebtedness,

•	consolidate, merge, amalgamate, liquidate, wind up or dissolve themselves,

•	convey, sell, lease, license, assign, transfer or otherwise dispose of their assets,

•	make certain restricted payments,

•	make certain investments,

•	amend or otherwise alter the terms of documents related to certain subordinated indebtedness,

•	enter into transactions with affiliates, and

•	prepay certain indebtedness.

The ABL Facility contains certain customary representations and warranties, affirmative and other covenants and events of default, including, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness bankruptcy, certain events under the Employee Retirement Income Security Act ("ERISA"), judgment defaults, actual or asserted failure of any material guaranty or security document supporting the ABL Facility to be in force and effect and change of control. If such an event of default occurs the agent under the ABL Facility is entitled to take various actions, including the acceleration of amounts due under the ABL Facility, the termination of all revolver commitments and all other actions that a secured creditor is permitted to take following a default.

OpCo Notes

In November 2010, Interline New Jersey completed a series of refinancing transactions: (1) an offering of $300.0 million of 7.00% senior subordinated notes due 2018 (the "OpCo Notes") and (2) entering into the predecessor $225.0 million asset-based revolving credit facility. The proceeds from the OpCo Notes were used to redeem $137.3 million of the 8 1/8% senior subordinated notes due 2012 (the "8 1/8% Notes") and to repay the indebtedness under the prior credit facility.

In connection with the Merger transactions, as fully described in Note 2. Transactions, the OpCo Notes were amended to modify the definition of “Change of Control” and add a definition of “Permitted Holders” in the related indenture, which permitted the Merger to occur without triggering a “Change of Control” under the indenture governing the OpCo Notes. As consideration for these amendments, and in addition to a consent payment of $1.5 million, Interline New Jersey agreed to certain additional amendments that applied from and including the Merger date. These additional amendments included, among other items, increasing the interest rate on the OpCo Notes from 7.00% to 7.50% per annum, increasing the redemption price of the OpCo Notes for certain periods, making the OpCo Notes rank equal in right of payment to all future incurrences of senior indebtedness (including the ABL Facility) and replacing the restriction on the incurrence of secured indebtedness contained in the anti-layering covenant with a covenant restricting Interline New Jersey and its restricted subsidiaries from incurring liens, other than permitted liens, without equally and ratably securing the Senior Notes. Additionally, the OpCo Notes were remeasured to the fair value on the date of the Merger transactions, which resulted in a premium of $22.5 million that will be amortized through interest expense over the term of the notes using the effective interest method. Debt financing costs capitalized in connection with the modification of the OpCo Notes were $4.4 million, and the unamortized balance of the originally capitalized debt financing costs of $5.7 million were allocated to goodwill in connection with purchase accounting.

Interline New Jersey has the option to redeem the OpCo Notes prior to November 15, 2013 at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the date of redemption. At any time on or after November 15, 2013, Interline New Jersey may redeem some or all of the OpCo Notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest. At any time prior to November 15, 2013, Interline New Jersey may, from time to time, redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds received by Interline New Jersey from certain equity offerings at a price equal to 107.00% of the principal amount of the OpCo Notes redeemed, plus accrued and unpaid interest and additional interest, if any, to the redemption date, provided that the redemption occurs within 90 days of the closing date of such equity offering, and at least 65% of the aggregate principal amount of the OpCo Notes remain outstanding immediately thereafter.

The Indenture governing the OpCo Notes contains covenants limiting, among other things, the ability of Interline New Jersey and its restricted subsidiaries to incur additional indebtedness; pay dividends on their capital stock or redeem, repurchase or retire their capital stock; make certain investments; enter into transactions with affiliates; incur liens; create restrictions on the payment of dividends or other amounts from Interline New Jersey’s restricted subsidiaries to Interline New Jersey; sell assets or subsidiary stock and consolidate, merge or transfer assets. These covenants are subject to a number of important exceptions and qualifications.

HoldCo Notes

In connection with the Merger transactions as discussed in Note 2. Transactions, Interline Delaware issued $365.0 million in aggregate principal amount of 10.00%/10.75% senior notes (the "HoldCo Notes") due November 15, 2018. Debt financing costs capitalized in connection with the HoldCo Notes were $16.7 million.

The HoldCo Notes are the Company's general senior unsecured obligations; rank pari passu in right of payment with all existing and future indebtedness of the Company, other than subordinated obligations; are senior in right of payment to any future subordinated obligations of the Company; are not guaranteed by any subsidiary of the Company; are effectively subordinated to any existing or future obligations of the Company that are secured by liens on assets of the Company (including the Company's guarantee of the ABL Facility which is secured by a pledge of the stock of Interline New Jersey) to the extent of the value of such assets unless the HoldCo Notes are equally and ratably secured by such assets; are structurally subordinated to all existing and future indebtedness (including the OpCo Notes and indebtedness under the ABL Facility) of, and other claims and obligations (including preferred stock) of, the subsidiaries of the Company, except to the extent a subsidiary of the Company executes a guaranty agreement in the future. The HoldCo Notes are not guaranteed by any of the Company's subsidiaries.

The HoldCo Notes bear interest at a rate of 10.00% per annum with respect to cash interest and 10.75% per annum with respect to any paid-in-kind ("PIK") interest, payable semi-annually on January 15 and July 15. The Company is required to pay interest on the HoldCo Notes in cash, unless its subsidiaries are restricted from dividending money to it (or have limited ability to do so), subject to certain circumstances.

The Company has the option to redeem the HoldCo Notes prior to November 15, 2014 at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the date of redemption. At any time on or after November 15, 2014, the Company may redeem some or all of the HoldCo Notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest. At any time prior to November 15, 2014, the Company may, from time to time, redeem up to 35% of the aggregate principal amount of the HoldCo Notes with any funds up to an aggregate amount equal to the net cash proceeds received by the Company from certain equity offerings at a price equal to 110.00% of the principal amount of the HoldCo Notes redeemed, plus accrued and unpaid interest and additional interest, if any, to the redemption date, provided that the redemption occurs within 90 days of the closing date of such equity offering, and at least 65% of the aggregate principal amount of the HoldCo Notes remain outstanding immediately thereafter.

The Indenture governing the HoldCo Notes contains covenants limiting, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, create or incur certain liens on assets, pay dividends and make other restricted payments, create restriction on dividend and other payments to the Company from certain of its subsidiaries, sell assets and subsidiary stock, engage in transactions with affiliates, consolidate, merge or transfer all or substantially all of the Company's assets and the assets of its subsidiaries and create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications.

Interline New Jersey and the Company were in compliance with all covenants contained in the ABL Facility, OpCo Notes, and HoldCo Notes as of September 28, 2012.

As of September 28, 2012 and December 30, 2011, Interline New Jersey had $156.1 million and $177.3 million available under its respective revolving credit facilities. There were $69.0 million and no borrowings under the revolving credit facilities as of September 28, 2012 and December 30, 2011, respectively. Total letters of credit issued under the revolving credit facilities as of September 28, 2012 and December 30, 2011 were $7.2 million and $8.3 million, respectively. The maturity of the OpCo Notes of $322.3 million, including an unamortized premium of $22.3 million, is due in its entirety on November 18, 2018, and the maturity of the HoldCo Notes of $365.0 million is due in its entirety on November 15, 2018.

6. SHARE-BASED COMPENSATION

As disclosed in Note 2. Transactions, in connection with the Merger transactions, all of the outstanding share-based compensation awards were accelerated and fully vested, if not previously vested, and converted into the right to receive cash consideration as discussed in that note.

During the period September 8, 2012 through September 28, 2012, the period from June 30, 2012 through September 7, 2012 and three months ended September 30, 2011, share-based compensation expense was $7.0 million, $12.5 million and $1.6 million, respectively. During the period from December 31, 2011 through September 7, 2012 and nine months ended September 30, 2011, share-based compensation expense was $15.2 million and $4.4 million, respectively. In connection with the Merger transactions, share-based compensation of $18.3 million was recognized and included in merger related expenses in both the Predecessor and the Successor statements of operations.

During the period from December 31, 2011 through September 7, 2012, the Company granted 241,489 stock options with a weighted-average grant date fair value of $7.84. During the nine months ended September 30, 2011, the Company granted 377,659 stock options with a weighted-average grant date fair value of $8.33. The fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility was based on historical performance of the Company’s stock. The Company also considers historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant.

The Black-Scholes weighted-average assumptions were as follows:

	Predecessor
	For the period December 31, 2011 through September 7, 2012	For the nine months ended September 30, 2011
Expected volatility	43.5%	41.0%
Expected dividends	0.0%	0.0%
Risk-free interest rate	0.8%	2.1%
Expected life (in years)	5	5

A summary of stock options activity as of September 7, 2012 and changes during the period then ended is presented below:

	Predecessor
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Outstanding at December 30, 2011	3,170,674	$18.00
Granted	241,489	20.27
Exercised	156,297	14.00
Forfeited	1,560	20.13
Vested shares expired	13,232	20.21
Outstanding at September 7, 2012	3,241,074	$18.36	2.51	$23,957
Vested or expected to vest at September 7, 2012	3,193,593	$18.27	2.51	$23,690
Exercisable at September 7, 2012	2,521,234	$18.27	2.51	$19,022
__________

(1)	The aggregate intrinsic value represents the amount by which the fair value of the underlying stock at period end exceeds the stock option exercise price.

During the period from June 30, 2012 through September 7, 2012 and three months ended September 30, 2011, there were 928 and 1,875 stock options exercised, respectively, with an intrinsic value of less than $0.1 million in each period. During the period from December 31, 2011 through September 7, 2012 and nine months ended September 30, 2011, there were 156,297 and 41,962 stock options exercised with an intrinsic value of $1.4 million and $0.2 million, respectively.

In connection with the Merger, 2,560,744 options were exercised with an aggregate intrinsic value of $16.9 million, and 171,881 options were canceled. Subsequent to the Merger, 508,449 options were outstanding with a weighted-average exercise price of $11.71, a weighted-average contractual term of 3.12 years and an aggregate intrinsic value of $7.0 million. In connection with the Merger, these 508,449 options were rolled into the new Company at a 10:1 ratio resulting in 50,844.9 options with a weighted-average exercise price of $117.10. As a result of the rollover of these options, the Company recorded $7.0 million in share-based compensation expense in the Successor Period.

A summary status of restricted stock, restricted share units, and deferred stock units as of September 7, 2012 and changes during the period then ended is presented below:

	Predecessor
	Restricted Stock		Restricted Share Units		Deferred Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 30, 2011	2,300	$22.27	630,269	$14.69	124,019	$19.05
Granted	—	—	195,342	20.60	25,616	18.61
Vested	2,300	22.27	242,736	10.99	10,603	19.10
Forfeited	—	—	7,941	20.59	—	—
Outstanding at September 7, 2012	—	$—	574,934	$18.18	139,032	$18.97

During the period from June 30, 2012 through September 7, 2012 no stock awards vested. During the three months ended September 30, 2011, 1,000 restricted stock awards vested, with a fair value of less than $0.1 million. During the period from June 30, 2012 through September 7, 2012, 250 restricted share units vested with a fair value of less than $0.1 million. During the three months ended September 30, 2011, no restricted share units vested. During the period from June 30, 2012 through September 7, 2012 and three months ended September 30, 2011, no deferred stock units vested.

During the period December 31, 2011 through September 7, 2012 and nine months ended September 30, 2011, 2,300 and 1,000 restricted stock awards vested, with a fair value of less than $0.1 million in each period. During the period from December 31, 2011 through September 7, 2012 and nine months ended September 30, 2011, 242,736 restricted share units vested with a fair value of $4.7 million and 150,892 restricted share units vested with a fair value of $3.2 million, respectively. During the period from December 31, 2011 through September 7, 2012 and nine months ended September 30, 2011, 10,603 deferred stock units vested with a fair value of $0.2 million and no deferred stock units vested, respectively.

In connection with the Merger, all outstanding restricted share units and deferred stock units vested with a fair value of $14.7 million and $3.5 million, respectively. Subsequent to the transactions, there were no restricted stock, restricted shares units or deferred stock units outstanding.

Employee Stock Purchase Plan

On September 7, 2012, the Board adopted the Interline Brands, Inc. Employee Stock Purchase Plan, pursuant to which certain employees of the Company, including the Company’s named executive officers, were given the opportunity to acquire shares of common stock of the Company at the closing of the Merger at the same price as paid by the GSCP Parties in the Merger.

2012 Stock Option Plan

On September 7, 2012 the Company's Board of Directors (the "Board") adopted the Interline Brands, Inc. 2012 Option Plan (the “2012 Plan”) pursuant to which 168,845.2708 shares of common stock, par value $0.01 per share, of the Company may be the subject of grants of options. The 2012 Plan is administered by the Compensation Committee of the Board.

The Board may suspend, amend, alter, discontinue or terminate the 2012 Plan, except as provided in the 2012 Plan. The 2012 Plan will terminate on September 7, 2022. However, awards granted prior to the termination of the 2012 Plan may extend beyond the date of such termination.

Time-Vested Option Award Agreements

On September 7, 2012, the Board approved time-vested option agreements pursuant to which awards may be made under the 2012 Plan, including to the named executive officers of the Company. Subject to an optionee’s continued employment (except as described below), options granted under these agreements become vested as to twenty percent (20.0%) of the time-vested options on each of the first, second, third, fourth and fifth anniversaries of the grant date, with accelerated vesting upon a change in control of the Company. Upon the optionee’s termination for cause, any unexercised portion of the option, whether or not vested, will terminate. The optionee is subject to covenants restricting competition with the Company and solicitation of employees and customers of the Company during the optionee’s term of employment and for a period of time thereafter.

Performance-Vested Option Award Agreements

On September 7, 2012, the Board approved of performance-vested option agreements pursuant to which awards may be made under the 2012 Plan, including to the named executive officers of the Company.

The options become vested and exercisable with respect to twenty percent (20.0%) of the shares subject to the option based upon the Company’s achievement of specified EBITDA targets for the Company’s 2012, 2013, 2014, 2015 and 2016 fiscal years (each, an “Annual Performance Period”); subject (except as described below) to the optionee remaining employed through the date on which audited financial statements for the applicable Annual Performance Period are presented to the Board. Upon a change in control of the Company (i) prior to the first anniversary of the date of grant, the option will become fully vested and (ii) prior to the end of any of the other Annual Performance Periods, a number of options will vest equal to the number of unvested options multiplied by a fraction, the numerator of which is the number of performance periods in which the targets have been achieved and the denominator of which is the number of periods that have elapsed since the date of grant. Upon the optionee’s termination for cause, any unexercised portion of the option, whether or not vested, will terminate. The optionee is subject to covenants restricting competition with the Company and solicitation of employees and customers of the Company during the optionee’s term of employment and for a period of time thereafter.

7. COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

As of September 28, 2012 and December 30, 2011, the Company was contingently liable for outstanding letters of credit aggregating to $7.2 million and $8.3 million, respectively.

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

Because the outcome of litigation is inherently uncertain, the Company may not prevail in these proceedings and the ultimate exposure cannot be estimated if the Company were not to prevail. Accordingly, any rulings against the Company could have a material adverse effect on the consolidated financial statements.

8. GUARANTOR SUBSIDIARIES

The OpCo Notes of Interline New Jersey (the “Subsidiary Issuer”), issued in November 2010, are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by Interline Brands, Inc. (the “Parent Company”) and all of Interline New Jersey’s 100% owned domestic subsidiaries: Wilmar Holdings, Inc., Wilmar Financial, Inc., and Glenwood Acquisition LLC (collectively the “Guarantor Subsidiaries”). The guarantees by the Parent Company and the Guarantor Subsidiaries are senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing senior subordinated indebtedness, subordinated to any of their senior indebtedness outstanding prior to the Merger and equal in right of payment to any senior indebtedness outstanding as of the Merger Date and any future senior indebtedness.

The Parent Company conducts virtually all of its business operations through the Subsidiary Issuer. Accordingly, the Parent Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in the Subsidiary Issuer that are derived from the earnings and cash flow generated by the Subsidiary Issuer. Through September 7, 2012, dividends totaling $1.5 million have been paid to the Parent Company from the Subsidiary Issuer for the purpose of funding share repurchases to satisfy minimum tax withholding requirements on share-based compensation. On September 8, 2012, a dividend of $162.3 million was paid to the Parent Company from the Subsidiary Issuer for the purpose of funding the Merger transactions.

Effective July 2, 2012, all of the preferred stock between the Parent and the Subsidiary Issuer was canceled and retired.

The following tables set forth, on a condensed consolidating basis, the balance sheets, statements of operations and comprehensive (loss) income, and statements of cash flows for the Parent Company, Subsidiary Issuer and Guarantor Subsidiaries for all financial statement periods presented in the Company’s consolidated financial statements. The non-guarantor subsidiaries are minor and are included in the condensed financial data of the Subsidiary Issuer. The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Parent Company or the Guarantor Subsidiaries; therefore, the following tables do not reflect any such allocation.

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF SEPTEMBER 28, 2012
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1	$12,435	$73	$—	$12,509
Accounts receivable - trade, net	—	155,496	—	—	155,496
Inventories	—	218,905	—	—	218,905
Intercompany receivable	14,410	—	45,634	(60,044)	—
Other current assets	26,807	39,106	115	—	66,028
Total current assets	41,218	425,942	45,822	(60,044)	452,938

Property and equipment, net	—	57,135	—	—	57,135
Goodwill	—	346,026	—	146,419	492,445
Other intangible assets, net	16,602	137,284	—	298,663	452,549
Investment in subsidiaries	816,133	51,298	—	(867,431)	—
Other assets	—	2,229	7,233	—	9,462
Total assets	$873,953	$1,019,914	$53,055	$(482,393)	$1,464,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$104,176	$—	$—	$104,176
Accrued expenses and other current liabilities	25,827	37,065	1,757	(3,717)	60,932
Intercompany payable	—	60,044	—	(60,044)	—
Current portion of capital leases	—	554	—	—	554
Total current liabilities	25,827	201,839	1,757	(63,761)	165,662

Long-Term Liabilities:
Long-term debt and capital leases, net of current portion	365,000	369,340	—	22,311	756,651
Other liabilities	126,333	59,090	—	—	185,423
Total liabilities	517,160	630,269	1,757	(41,450)	1,107,736

Stockholders' equity	356,793	389,645	51,298	(440,943)	356,793
Total liabilities and stockholders' equity	$873,953	$1,019,914	$53,055	$(482,393)	$1,464,529

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
AS OF DECEMBER 30, 2011
PREDECESSOR
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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE PERIOD SEPTEMBER 8, 2012 THROUGH SEPTEMBER 28, 2012
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated

Net sales	$—	$80,901	$—	$—	$80,901
Cost of sales	—	50,601	—	—	50,601
Gross profit	—	30,300	—	—	30,300

Operating Expenses:
Selling, general and administrative expenses	—	21,429	2	(1,160)	20,271
Depreciation and amortization	—	1,440	—	927	2,367
Merger related expenses	27,890	9,805	—	—	37,695
Other operating income	—	—	(1,207)	1,207	—
Operating (loss) income	(27,890)	(2,374)	1,205	(974)	(30,033)

Equity earnings of subsidiaries	(2,874)	(1,106)	—	3,980	—

Interest and other (expense) income, net	(2,487)	(1,912)	247	245	(3,907)
(Loss) income before income taxes	(27,503)	(3,180)	1,452	(4,709)	(33,940)
Income tax (benefit) provision	(3,518)	(6,054)	346	—	(9,226)
Net (loss) income	(23,985)	2,874	1,106	(4,709)	(24,714)
Other comprehensive loss	—	(41)	—	—	(41)
Comprehensive (loss) income	$(23,985)	$2,833	$1,106	$(4,709)	$(24,755)
___________

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE PERIOD JUNE 30, 2012 THROUGH SEPTEMBER 7, 2012
PREDECESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated

Net sales	$—	$269,349	$—	$—	$269,349
Cost of sales	—	172,294	—	—	172,294
Gross profit	—	97,055	—	—	97,055

Operating Expenses:
Selling, general and administrative expenses	—	75,939	5	(4,024)	71,920
Depreciation and amortization	—	5,048	—	—	5,048
Merger related expenses	—	16,864	—	—	16,864
Other operating income	—	—	(4,024)	4,024	—
Operating (loss) income	—	(796)	4,019	—	3,223

Equity earnings of subsidiaries	3,662	(3,615)	—	(47)	—

Loss on extinguisment of debt, net	—	(2,214)	—	—	(2,214)
Interest and other (expense) income, net	—	(4,792)	750	—	(4,042)
(Loss) income before income taxes	(3,662)	(4,187)	4,769	47	(3,033)
Income tax (benefit) provision	—	(525)	1,154	—	629
Net (loss) income	(3,662)	(3,662)	3,615	47	(3,662)
Other comprehensive income	—	201	—	—	201
Comprehensive (loss) income	$(3,662)	$(3,461)	$3,615	$47	$(3,461)
___________

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
PREDECESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated

Net sales	$—	$331,349	$—	$—	$331,349
Cost of sales	—	209,008	—	—	209,008
Gross profit	—	122,341	—	—	122,341

Operating Expenses:
Selling, general and administrative expenses	—	95,214	7	(4,968)	90,253
Depreciation and amortization	—	5,926	—	—	5,926
Other operating income	—	—	(4,968)	4,968	—
Operating income	—	21,201	4,961	—	26,162

Equity earnings of subsidiaries	(12,382)	(3,896)	—	16,278	—

Interest and other (expense) income, net	—	(6,625)	886	—	(5,739)
Income before income taxes	12,382	18,472	5,847	(16,278)	20,423
Income tax provision	—	6,090	1,951	—	8,041
Net income	12,382	12,382	3,896	(16,278)	12,382
Preferred stock dividends	—	(32,561)	—	32,561	—
Net income (loss) attributable to common stockholders	12,382	(20,179)	3,896	16,283	12,382
Other comprehensive loss	—	(624)	—	—	(624)
Comprehensive income (loss)	$12,382	$(20,803)	$3,896	$16,283	$11,758
___________

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE PERIOD DECEMBER 31, 2011 THROUGH SEPTEMBER 7, 2012
PREDECESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated

Net sales	$—	$917,752	$—	$—	$917,752
Cost of sales	—	584,033	—	—	584,033
Gross profit	—	333,719	—	—	333,719

Operating Expenses:
Selling, general and administrative expenses	—	269,138	13	(13,742)	255,409
Depreciation and amortization	—	17,707	—	—	17,707
Merger related expenses	—	19,049	—	—	19,049
Other operating income	—	—	(13,742)	13,742	—
Operating income	—	27,825	13,729	—	41,554

Equity earnings of subsidiaries	(12,824)	(10,881)	—	23,705	—

Loss on extinguishment of debt, net	—	(2,214)	—	—	(2,214)
Interest and other (expense) income, net	—	(17,610)	2,478	—	(15,132)
Income before income taxes	12,824	18,882	16,207	(23,705)	24,208
Income tax provision	—	6,058	5,326	—	11,384
Net income	12,824	12,824	10,881	(23,705)	12,824
Preferred stock dividends	—	(70,965)	—	70,965	—
Net income (loss) attributable to common stockholders	12,824	(58,141)	10,881	47,260	12,824
Other comprehensive income	—	189	—	—	189
Comprehensive income (loss)	$12,824	$(57,952)	$10,881	$47,260	$13,013
___________

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
PREDECESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated

Net sales	$—	$946,445	$—	$—	$946,445
Cost of sales	—	597,029	—	—	597,029
Gross profit	—	349,416	—	—	349,416

Operating Expenses:
Selling, general and administrative expenses	—	281,042	23	(14,473)	266,592
Depreciation and amortization	—	17,531	—	—	17,531
Other operating income	—	—	(14,473)	14,473	—
Operating income	—	50,843	14,450	—	65,293

Equity earnings of subsidiaries	(29,121)	(11,104)	—	40,225	—

Interest and other (expense) income, net	—	(19,482)	2,343	—	(17,139)
Income before income taxes	29,121	42,465	16,793	(40,225)	48,154
Income tax provision	—	13,344	5,689	—	19,033
Net income	29,121	29,121	11,104	(40,225)	29,121
Preferred stock dividends	—	(94,426)	—	94,426	—
Net income (loss) attributable to common stockholders	29,121	(65,305)	11,104	54,201	29,121
Other comprehensive loss	—	(395)	—	—	(395)
Comprehensive income (loss)	$29,121	$(65,700)	$11,104	$54,201	$28,726
___________

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE PERIOD SEPTEMBER 8, 2012 THROUGH SEPTEMBER 28, 2012
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(35,728)	$6,354	$(2)	$—	$(29,376)
Cash Flows from Investing Activities:
Acquisition of Interline Brands, Inc.	(825,717)	—	—	—	(825,717)
Purchases of property and equipment, net	—	(1,294)	—	—	(1,294)
Dividends received from subsidiary issuer	162,261	—	—	(162,261)	—
Other	—	—	—	—	—
Net cash used in investing activities	(663,456)	(1,294)	—	(162,261)	(827,011)
Cash Flows from Financing Activities:
Proceeds from equity contributions, net	350,886	—	—	—	350,886
Increase in purchase card payable, net	—	2,819	—	—	2,819
Proceeds from issuance of HoldCo Notes	365,000	—	—	—	365,000
Proceeds from ABL Facility	—	80,000	—	—	80,000
Repayments on ABL Facility	—	(11,000)	—	—	(11,000)
Payment of debt financing costs	(16,701)	(9,645)	—	—	(26,346)
Payments on capital lease obligations	—	(46)	—	—	(46)
Dividends paid to parent company	—	(162,261)	—	162,261	—
Other	—	—	—	—	—
Net cash provided by (used in) financing activities	699,185	(100,133)	—	162,261	761,313
Effect of exchange rate changes on cash and cash equivalents	—	(19)	—	—	(19)
Net increase (decrease) in cash and cash equivalents	1	(95,092)	(2)	—	(95,093)
Cash and cash equivalents at beginning of period	—	107,527	75	—	107,602
Cash and cash equivalents at end of period	$1	$12,435	$73	$—	$12,509

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE PERIOD DECEMBER 31, 2011 THROUGH SEPTEMBER 7, 2012
PREDECESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$24,917	$37	$—	$24,954
Cash Flows from Investing Activities:
Purchases of property and equipment, net	—	(11,966)	—	—	(11,966)
Dividends received from subsidiary issuer	1,450	—	—	(1,450)	—
Other	—	(3,278)	—	—	(3,278)
Net cash provided by (used in) investing activities	1,450	(15,244)	—	(1,450)	(15,244)
Cash Flows from Financing Activities:
Decrease in purchase card payable, net	—	(3,840)	—	—	(3,840)
Payment of debt financing costs	—	(355)	—	—	(355)
Payments on capital lease obligations	—	(456)	—	—	(456)
Purchases of treasury stock	(1,450)	—	—	—	(1,450)
Dividends paid to parent company	—	(1,450)	—	1,450	—
Other	—	6,761	—	—	6,761
Net cash (used in) provided by financing activities	(1,450)	660	—	1,450	660
Effect of exchange rate changes on cash and cash equivalents	—	133	—	—	133
Net increase in cash and cash equivalents	—	10,466	37	—	10,503
Cash and cash equivalents at beginning of period	—	97,061	38	—	97,099
Cash and cash equivalents at end of period	$—	$107,527	$75	$—	$107,602

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
PREDECESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$42,316	$746	$—	$43,062
Cash Flows from Investing Activities:
Purchases of property and equipment, net	—	(15,036)	—	—	(15,036)
Proceeds from sales and maturities of short-term investments	—	100	—	—	100
Purchase of businesses, net of cash acquired	—	(9,695)	—	—	(9,695)
Dividends received from subsidiary issuer	11,108	—	—	(11,108)	—
Other	—	775	—	(775)	—
Net cash provided by (used in) investing activities	11,108	(23,856)	—	(11,883)	(24,631)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	3,341	—	—	3,341
Repayment of debt and capital lease obligations	—	(13,825)	—	—	(13,825)
Proceeds from stock options exercised	—	641	—	—	641
Purchases of treasury stock	(11,108)	—	—	—	(11,108)
Dividends paid to parent company	—	(11,108)	—	11,108	—
Other	—	824	(775)	775	824
Net cash used in financing activities	(11,108)	(20,127)	(775)	11,883	(20,127)
Effect of exchange rate changes on cash and cash equivalents	—	(157)	—	—	(157)
Net decrease in cash and cash equivalents	—	(1,824)	(29)	—	(1,853)
Cash and cash equivalents at beginning of period	—	86,919	62	—	86,981
Cash and cash equivalents at end of period	$—	$85,095	$33	$—	$85,128

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy and the impact of the Merger. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions, including, without limitation, certain statements in “Results of Operations”, “Liquidity and Capital Resources”, and Item 3. Quantitative and Qualitative Disclosures About Market Risk. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

•	general market conditions,

•	the highly competitive nature of the maintenance, repair and operations distribution industry,

•	adverse changes in trends in the home improvement and remodeling and home building markets,

•	apartment vacancy rates and effective rents,

•	governmental and educational budget constraints,

•	our level of debt,

•	work stoppages or other business interruptions at transportation centers or shipping ports,

•	our ability to accurately predict market trends,

•	the loss of significant customers,

•	health care costs,

•	product cost and price fluctuations due to inflation and currency exchange rates,

•	labor and benefit costs,

•	failure to identify, acquire and successfully integrate acquisition candidates,

•	our ability to purchase products from suppliers on favorable terms,

•	fluctuations in the cost of commodity-based products and raw materials (such as copper) and fuel prices,

•	our customers' ability to pay us,

•	credit market contractions,

•	failure to realize expected benefits from acquisitions or the Merger,

•	consumer spending and debt levels,

•	interest rate fluctuations,

•	weather conditions and catastrophic weather events,

•	material facilities and systems disruptions and shutdowns,

•	the length of our supply chains,

•	dependence on key employees,

•	changes to tariffs between the countries in which we operate,

•	our ability to protect trademarks,

•	adverse publicity and litigation,

•	future cash flows,

•	changes in governmental regulations related to our product offerings,

•	changes in consumer preferences, and

•	other factors described in our Annual Report on Form 10-K filed with the SEC.

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

Our highly diverse customer base includes facilities maintenance customers, which consist of multi‑family housing facilities, educational institutions, lodging and health care facilities, government properties and building service contractors; professional contractors who are primarily involved in the repair, remodeling and maintenance of residential and non-industrial facilities; and specialty distributors, including plumbing and hardware retailers. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

We market and sell our products primarily through fourteen distinct and targeted brands, each of which is recognized in the markets they serve for providing quality products at competitive prices with reliable same-day or next-day delivery. The Wilmar®, AmSan®, CleanSource®, Sexauer®, NCP®, Maintenance USA® and Trayco® brands generally serve our facilities maintenance customers; the Barnett®, Copperfield®, U.S. Lock® and SunStar® brands generally serve our professional contractor customers; and the Hardware Express®, LeranSM and AF Lighting® brands generally serve our specialty distributors customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of approximately 685 field sales representatives, approximately 360 inside sales and customer service representatives, a direct marketing program consisting of catalogs and promotional flyers, brand‑specific websites and a national accounts sales program.

We deliver our products through our network of 56 distribution centers and 23 professional contractor showrooms located throughout the United States, Canada, and Puerto Rico, 54 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks and third party carriers. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

Recent Developments

On September 7, 2012 (the "Merger Date"), pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of May 29, 2012, Isabelle Holding Company Inc., a Delaware corporation (“Parent”), Isabelle Acquisition Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.  Immediately following the effective time of the Merger, Parent was merged with and into the Company with the Company surviving (the "Second Merger"). Under the Merger Agreement, stockholders of the Company received $25.50 in cash for each share of Company common stock.  The Merger was unanimously approved by Interline's Board of Directors and a majority of Interline's stockholders holding the outstanding shares of the common stock. See Note 2. Transactions included in Part I. Item 1 of this quarterly report for further information about the Merger Agreement. Prior to the Merger Date, the Company operated as a public company with its common stock traded on the New York Stock Exchange. As a result of the Merger, Interline became a privately-held company.

Our primary business activities remain unchanged after the Merger. As a result of the Merger, we applied the acquisition method of accounting and established a new accounting basis on September 8, 2012. Although the Company continued as the same legal entity after the Merger, since the financial statements are not comparable as a result of acquisition accounting, the results of operations and related cash flows are presented for two periods: the period prior to the Merger ("Predecessor") and the period subsequent to the Merger ("Successor").

In connection with the Merger, we incurred significant indebtedness and became more leveraged. In addition, the purchase price paid in connection with the Merger has been allocated to recognize the acquired assets and liabilities at preliminary fair value. The preliminary purchase accounting adjustments have been recorded to: (i) establish intangible assets for our trademarks and customer relationships, and (ii) revalue our OpCo notes to fair value. Subsequent to the Merger, interest expense and non-cash amortization charges have significantly increased. As a result, our Successor financial statements subsequent to the Merger are not comparable to our Predecessor financial statements.

Results of Operations

The following table presents information derived from the consolidated statements of operations expressed as a percentage of net sales in accordance with GAAP. GAAP requires that we separately present our results for the period September 8, 2012 through September 28, 2012 ("Successor Period") and for the period from June 30, 2012 through September 7, 2012 and period from December 31, 2011 through September 7, 2012 ("Predecessor Period"). Management believes reviewing our operating results for the three and nine months ended September 28, 2012 and September 30, 2011 by combining the results of the Predecessor and Successor periods is more useful in identifying trends in, or reaching conclusions regarding, our overall operating performance and performs reviews at that level. Accordingly, in addition to presenting our results of operations as reported in our consolidated financial statements in accordance with GAAP, the table below presents the non-GAAP combined results for the three and nine months ended September 28, 2012 and September 30, 2011, which we also use to compute the percentage change to the prior year, as we believe this presentation provides a more meaningful basis for comparison of our results. The combined operating results may not reflect the actual results we would have achieved had the Merger transactions closed prior to September 7, 2012, and may not be predictive of our future results of operations.

	% of Net Sales		Amount (in thousands)	% of Net Sales	Amount (in thousands)	% of Net Sales	Combined % Increase (Decrease) 2012 vs. 2011 (1)
	Successor	Predecessor	Combined		Predecessor
	For the period September 8, 2012 through September 28, 2012	For the period June 30, 2012 through September 7, 2012	For the combined three months ended September 28, 2012		For the three months ended September 30, 2011
Net sales	100.0%	100.0%	$350,250	100.0%	$331,349	100.0%	5.7%
Cost of sales	62.5	64.0	222,895	63.6	209,008	63.1	6.6
Gross profit	37.5	36.0	127,355	36.4	122,341	36.9	4.1

Operating Expenses:
Selling, general and administrative expenses	25.1	26.7	92,191	26.3	90,253	27.2	2.1
Depreciation and amortization	2.9	1.9	7,415	2.1	5,926	1.8	25.1
Merger related expenses	46.6	6.3	54,559	15.6	—	—	NM
Total operating expenses	74.6	34.8	154,165	44.0	96,179	29.0	60.3
Operating (loss) income	(37.1)	1.2	(26,810)	(7.7)	26,162	7.9	(202.5)

Loss on extinguishment of debt, net	—	(0.8)	(2,214)	(0.6)	—	NM	NM
Interest expense	(5.0)	(1.7)	(8,588)	(2.5)	(6,138)	(1.9)	39.9
Interest and other income	0.2	0.2	639	0.2	399	0.1	60.2
Income before income taxes	(42.0)	(1.1)	(36,973)	(10.6)	20,423	6.2	(281.0)
Income tax (benefit) provision	(11.4)	0.2	(8,597)	(2.5)	8,041	2.4	(206.9)
Net (loss) income	(30.5)%	(1.4)%	$(28,376)	(8.1)%	$12,382	3.7%	(329.2)%
___________

(1)	Percent increase (decrease) represents the actual change as a percentage of the prior year’s result.
NM - Not Meaningful

    Overview. During the combined three months ended September 28, 2012, our sales increased 5.7%, primarily reflecting the impact of continued economic improvements across our facilities maintenance end-market, combined with our continued investments in our sales forces, our information technology, and our distribution network, which improved our competitive position and enhanced our market capabilities. Sales to customers in our facilities maintenance end-market, which made up 78% of our total sales and include residential multi-family housing and institutional customers, increased 8.1% in total, in part as a result of improved economic conditions in these end-markets during the combined third quarter of 2012 compared to the comparable period in 2011. Sales to our professional contractor customers, which represented 13% of our total sales, decreased 0.6% compared to the comparable period in 2011. Sales to our specialty distributor customers, which represented 9% of our total sales, decreased 4.5% in total. We believe we are starting to more fully realize the benefits of our efforts to strengthen our business, improve our competitive position, and enhance our market capabilities. We expect these trends to continue for the remainder of 2012; however, our performance in the fourth quarter of 2012 will be somewhat impacted by Hurricane Sandy, which caused widespread damage and destruction of property, disruption of power supplies, and disruption of business activity to varying degrees across the mid-Atlantic and Northeastern regions of the United States. We do not expect the impact to be material relative to our overall operations and sales.

Operating loss as a percentage of net sales was 7.7% in the combined third quarter of 2012 compared to operating income as a percentage of net sales of 7.9% in the comparable prior year period. Excluding expenses associated with the Merger, operating income was 7.9% of sales in the combined third quarter of 2012. The decrease in operating income as a percentage of sales is primarily a result of the merger related expenses, lower gross profit margins related to changes in customer and product mix, and to a lesser extent, some product cost pressure as compared to the prior year, and higher depreciation and amortization expense, which was predominately driven by the Merger, offset in part by lower selling, general and administrative ("SG&A") expenses as a percentage of sales.

Net loss as a percentage of net sales was 8.1% in the combined third quarter of 2012 compared to net income as a percent of sales of 3.7% in the comparable prior year period largely as a result of the impact of the costs associated with the Merger.

Combined Three Months Ended September 28, 2012 Compared to Three Months Ended September 30, 2011

Net Sales. Net sales increased by $18.9 million, or 5.7%, to $350.3 million in the combined three months ended September 28, 2012 from $331.3 million in the three months ended September 30, 2011. The increase in sales is primarily attributable to sales of $20.3 million from net increases in comparable sales to our facilities maintenance customers, partially offset by a decrease in sales to our professional contractor and specialty distributor customers of $0.3 million and $1.5 million, respectively. On an uncombined basis, net sales decreased by $250.4 million and $62.0 million for the period September 8, 2012 through September 28, 2012 and the period June 30, 2012 through September 7, 2012, respectively, as compared to the prior year three months ended September 30, 2011. These decreases are directly attributable to the comparison of 15 selling days in the current year Successor Period and 48 selling days in the current year Predecessor Period, with 63 selling days in the prior year Predecessor Period.

Gross Profit. Gross profit increased by $5.0 million, or 4.1%, to $127.4 million in the combined three months ended September 28, 2012 from $122.3 million in the three months ended September 30, 2011. Our gross profit margin decreased 50 basis points to 36.4% for the combined three months ended September 28, 2012 compared to 36.9% for the three months ended September 30, 2011. This decrease in gross profit margin was related to changes in customer and product mix, and to a lesser extent some product cost pressure as compared to the prior year. On an uncombined basis, gross profit decreased by $92.0 million and $25.3 million for the period September 8, 2012 through September 28, 2012 and the period June 30, 2012 through September 7, 2012, respectively, as compared to the prior year three months ended September 30, 2011. These decreases are directly attributable to the comparison of 15 selling days in the current year Successor Period and 48 selling days in the current year Predecessor Period, with 63 selling days in the prior year Predecessor Period.

Selling, General and Administrative Expenses. SG&A expenses increased by $1.9 million, or 2.1%, to $92.2 million in the combined three months ended September 28, 2012 from $90.3 million in the three months ended September 30, 2011. As a percentage of net sales, SG&A decreased 90 basis points to 26.3% for the combined three months ended September 28, 2012 compared to 27.2% for the three months ended September 30, 2011. The decrease in SG&A expenses as a percentage of sales is primarily due to lower payroll and benefit costs and lower delivery costs as a percentage of sales as a result of the sales growth discussed above. On an uncombined basis, SG&A decreased by $70.0 million and $18.3 million for the period September 8, 2012 through September 28, 2012 and the period June 30, 2012 through September 7, 2012, respectively, as compared to the prior year three months ended September 30, 2011. These decreases are directly attributable to the comparison of 15 expense days in the current year Successor Period and 50 expense days in the current year Predecessor Period, with 65 expense days in the prior year Predecessor

Period.

Depreciation and Amortization. Depreciation and amortization expense increased by $1.5 million, or 25.1%, to $7.4 million in the combined three months ended September 28, 2012 from $5.9 million in the three months ended September 30, 2011. As a percentage of net sales, depreciation and amortization was 2.1% and 1.8% for the combined three months ended September 28, 2012 and September 30, 2011, respectively. The increase in depreciation expense was due to higher capital spending associated with our information technology infrastructure and distribution center consolidation and integration efforts that occurred during the last three years. The increase in amortization expense is primarily driven by the incremental amortization of the fair value adjustments for the definite-lived intangible asset values recorded as a result of the Merger transactions. On an uncombined basis, depreciation and amortization decreased by $3.6 million and $0.9 million for the period September 8, 2012 through September 28, 2012 and the period June 30, 2012 through September 7, 2012, respectively, as compared to the prior year three months ended September 30, 2011. These decreases are directly attributable to the comparison of 15 expense days in the current year Successor Period and 50 expense days in the current year Predecessor Period, respectively, with 65 expense days in the prior year Predecessor Period, offset in part by the increase in amortization on the definite-lived intangibles identified in connection with the Merger transactions.

Merger related expenses. Merger related expenses incurred in the combined three months ended September 28, 2012 of $54.6 million are comprised of professional fees of $19.2 million, accelerated share-based compensation of $18.3 million, fees paid to our sponsors of $10.0 million, transaction related compensation of $6.2 million, and other costs of $1.0 million, all incurred as a direct result of the Merger transactions.

Operating (loss) income. As a result of the foregoing, operating income decreased by $53.0 million, or 202.5%, to an operating loss of $26.8 million in the combined three months ended September 28, 2012 from an operating income of $26.2 million in the three months ended September 30, 2011.

Loss on extinguishment of debt. In connection with the termination of the previous asset-based revolving facility, $2.2 million of unamortized deferred debt financing costs were written off during the third quarter, in the Predecessor Period.

Interest Expense. Interest expense increased $2.5 million, or 39.9%, to $8.6 million in the combined three months ended September 28, 2012 from $6.1 million in the three months ended September 30, 2011. The increase in interest expense is directly attributable to the borrowings made under the ABL Facility and the issuance of the HoldCo Notes to finance the Merger transactions, and the incremental interest associated with the modification of the OpCo Notes as more fully discussed in "Liquidity and Capital Resources" below. On an uncombined basis, interest expense decreased by $2.1 million and $1.6 million for the period September 8, 2012 through September 28, 2012 and the period June 30, 2012 through September 7, 2012, respectively, as compared to the prior year three months ended September 30, 2011. These decreases are directly attributable to the comparison of 15 expense days in the current year Successor Period and 50 expense days in the current year Predecessor Period, respectively, with 65 expense days in the prior year Predecessor Period, offset in part by the increase in interest expense as a result of the financing transactions discussed above.

Income tax provision (benefit). Income taxes changed by $16.6 million, or 206.9%, to a benefit of $8.6 million in the combined three months ended September 28, 2012 as compared to a provision of $8.0 million in the three months ended September 30, 2011. The effective tax rate for the period September 8, 2012 through September 28, 2012, the period June 30, 2012 through September 7, 2012 and the three months ended September 30, 2011 was 27.2%, 20.7% and 39.4%, respectively. The change in the effective tax rate is caused by the non-deductibility of certain Merger related expenses.

	% of Net Sales		Amount (in thousands)	% of Net Sales	Amount (in thousands)	% of Net Sales	Combined % Increase (Decrease) 2012 vs. 2011 (1)
	Successor	Predecessor	Combined		Predecessor
	For the period September 8, 2012 through September 28, 2012	For the period June 30, 2012 through September 7, 2012	For the combined nine months ended September 28, 2012		For the nine months ended September 30, 2011
Net sales	100.0%	100.0%	$998,653	100.0%	$946,445	100.0%	5.5%
Cost of sales	62.5	63.6	634,634	63.5	597,029	63.1	6.3
Gross profit	37.5	36.4	364,019	36.5	349,416	36.9	4.2

Operating Expenses:
Selling, general and administrative expenses	25.1	27.8	275,680	27.6	266,592	28.2	3.4
Depreciation and amortization	2.9	1.9	20,074	2.0	17,531	1.9	14.5
Merger related expenses	46.6	2.1	56,744	5.7	—	—	NM
Total operating expenses	74.6	31.8	352,498	35.3	284,123	30.0	24.1
Operating (loss) income	(37.1)	4.5	11,521	1.2	65,293	6.9	(82.4)

Loss on extinguishment of debt, net	—	(0.2)	(2,214)	(0.2)	—	—	NM
Interest expense	(5.0)	(1.8)	(20,690)	(2.1)	(18,327)	(1.9)	12.9
Interest and other income	0.2	0.2	1,651	0.2	1,188	0.1	39.0
(Loss) ncome before income taxes	(42.0)	2.6	(9,732)	(1.0)	48,154	5.1	(120.2)
Income tax (benefit) provision	(11.4)	1.2	2,158	0.2	19,033	2.0	(88.7)
Net (loss) income	(30.5)%	1.4%	$(11,890)	(1.2)%	$29,121	3.1%	(140.8)%
___________

(1)	Percent increase (decrease) represents the actual change as a percentage of the prior year’s result.
NM - Not Meaningful

Combined Nine Months Ended September 28, 2012 Compared to Nine Months Ended September 30, 2011

Net Sales. Net sales increased by $52.2 million, or 5.5%, to $998.7 million in the combined nine months ended September 28, 2012 from $946.4 million in the nine months ended September 30, 2011. The increase in sales was primarily attributable to sales of $56.6 million from net increases in comparable sales to our facilities maintenance and professional contractor customers, partially offset by a comparable sales decrease to our specialty distributor customers of $4.4 million. On an uncombined basis, net sales decreased by $865.5 million and $28.7 million for the period September 8, 2012 through September 28, 2012 and the period December 31, 2011 through September 7, 2012, respectively, as compared to the prior year nine months ended September 30, 2011. These decreases were directly attributable to the comparison of 15 selling days in the current year Successor Period and 177 selling days in the current year Predecessor Period, with 192 selling days in the prior year Predecessor Period.

Gross Profit. Gross profit increased by $14.6 million, or 4.2%, to $364.0 million in the combined nine months ended September 28, 2012 from $349.4 million in the nine months ended September 30, 2011. Our gross profit margin decreased 40 basis points to 36.5% for the combined nine months ended September 28, 2012 compared to 36.9% for the nine months ended September 30, 2011. This decrease in gross profit margin was primarily related to changes in customer and product mix, and to a lesser extent some product cost pressure as compared to the prior year. On an uncombined basis, gross profit decreased by $319.1 million and $15.7 million for the period September 8, 2012 through September 28, 2012 and the period December 31, 2011 through September 7, 2012, respectively, as compared to the prior year nine months ended September 30, 2011. These decreases were directly attributable to the comparison of 15 selling days in the current year Successor Period and 177 selling days in the current year Predecessor Period, respectively, with 192 selling days in the prior year Predecessor Period.

Selling, General and Administrative Expenses. SG&A expenses increased by $9.1 million, or 3.4%, to $275.7 million in the combined nine months ended September 28, 2012 from $266.6 million in the nine months ended September 30, 2011. As a percentage of net sales, SG&A decreased 60 basis points to 27.6% for the combined nine months ended September 28, 2012 compared to 28.2% for the nine months ended September 30, 2011. The decrease in SG&A expenses as a percentage of sales is primarily due to the impact from lower delivery costs, lower bad debt expense, lower occupancy costs, and lower distribution center consolidation and project costs as a percentage of sales. On an uncombined basis, SG&A decreased by $246.3 million and $11.2 million for the period September 8, 2012 through September 28, 2012 and the period December 31, 2011 through September 7, 2012, respectively, as compared to the prior year nine months ended September 30, 2011. These decreases were directly attributable to the comparison of 15 expense days in the current year Successor Period and 180 expense days in the current year Predecessor Period, with 195 expense days in the prior year Predecessor Period.

Depreciation and Amortization. Depreciation and amortization expense increased by $2.5 million, or 14.5%, to $20.1 million in the combined nine months ended September 28, 2012 from $17.5 million in the nine months ended September 30, 2011. As a percentage of net sales, depreciation and amortization was 2.0% and 1.9% for the nine months ended September 28, 2012 and September 30, 2011, respectively. The increase in depreciation expense was due to higher capital spending associated with our information technology infrastructure and distribution center consolidation and integration efforts that occurred during the last three years. The increase in amortization expense is primarily driven by the incremental amortization of the fair value adjustments for the definite-lived intangible asset values recorded as a result of the Merger transactions. On an uncombined basis, depreciation and amortization decreased by $15.2 million and increased by $0.2 million for the period September 8, 2012 through September 28, 2012 and the period December 31, 2011 through September 7, 2012, respectively, as compared to the prior year nine months ended September 30, 2011. These changes were directly attributable to the comparison of 15 expense days in the current year Successor Period and 180 expense days in the current year Predecessor Period, with 195 expense days in the prior year Predecessor Period, offset in part by the increase in amortization on the definite lived intangibles identified in connection with the Merger transactions.

Merger related expenses. Merger related expenses incurred in the combined nine months ended September 28, 2012 of $56.7 million are comprised of professional fees of $21.1 million, accelerated share-based compensation of $18.3 million, fees paid to our sponsors of $10.0 million, transaction related compensation of $6.2 million, and other costs of $1.2 million, all incurred as a direct result of the Merger transactions.

Operating (loss) income. As a result of the foregoing, operating income decreased by $53.8 million, or 82.4%, to $11.5 million in the combined nine months ended September 28, 2012 from $65.3 million in the nine months ended September 30, 2011. As a percentage of net sales, operating income decreased to 1.2% in the combined nine months ended September 28, 2012 compared to 6.9% in the nine months ended September 30, 2011.

Loss on extinguishment of debt. In connection with the termination of the previous asset-based revolving facility, $2.2 million of unamortized deferred debt financing costs were written off during the third quarter, in the Predecessor Period.

Interest Expense. Interest expense increased $2.4 million, or 12.9%, to $20.7 million in the combined nine months ended September 28, 2012 from $18.3 million in the nine months ended September 30, 2011. The increase in interest expense is directly attributable to the borrowings made under the ABL Facility and the issuance of the HoldCo Notes to finance the Merger transactions, and the incremental interest associated with the modification of the OpCo Notes as more fully discussed in "Liquidity and Capital Resources" below. On an uncombined basis, interest expense decreased by $14.3 million and $1.7 million for the period September 8, 2012 through September 28, 2012 and the period December 31, 2011 through September 7, 2012, respectively, as compared to the prior year nine months ended September 30, 2011. These changes were directly attributable to the comparison of 15 expense days in the current year Successor Period and 180 expense days in the current year Predecessor Period, with 195 expense days in the prior year Predecessor Period, offset in part by the increase in interest expense as a result of the financing transactions discussed above.

Income tax (benefit) provision. The provision for income taxes decreased by $16.9 million, or 88.7%, to $2.2 million in the combined nine months ended September 28, 2012 from $19.0 million in the nine months ended September 30, 2011. The effective tax rate for the period September 8, 2012 through September 28, 2012, period December 31, 2011 through September 7, 2012, and the nine months ended September 30, 2011 was 27.2%, 47.0% and 39.5%, respectively. The change in the effective tax rate is caused by the non-deductibility of certain Merger-related expenses as mentioned above.

Liquidity and Capital Resources

Overview

We conduct virtually all of our business operations through Interline New Jersey. Accordingly, our only material sources of cash are dividends and distributions with respect to our ownership interests in Interline New Jersey that are derived from the earnings and cash flow generated by Interline New Jersey.

On November 16, 2010, Interline New Jersey completed a series of refinancing transactions: (1) an offering of $300.0 million of 7.00% senior subordinated notes due 2018 (the “OpCo Notes”) and (2) entering into the predecessor $225.0 million asset-based revolving credit facility. The proceeds from the OpCo Notes were used to redeem $137.3 million of the 8 1/8% senior subordinated notes due 2012 (the “8 1/8% Notes”) and to repay the indebtedness under the prior credit facility.

The debt instruments of Interline New Jersey, primarily the ABL Facility and the indenture governing the terms of the OpCo Notes, contain significant restrictions on the payment of dividends and distributions to the Company by Interline New Jersey.

In connection with the Merger transactions, the OpCo Notes were amended to modify the definition of “Change of Control” and add a definition of “Permitted Holders” in the related indenture, which permitted the Merger to occur without triggering a “Change of Control” under the indenture governing the OpCo Notes. As consideration for these amendments, and in addition to a consent payment of $1.5 million, Interline New Jersey agreed to certain additional amendments that applied from and including the Merger date. These additional amendments included, among other items, increasing the interest rate on the OpCo Notes from 7.00% to 7.50% per annum, increasing the redemption price of the OpCo Notes for certain periods, making the OpCo Notes rank equal in right of payment to all future incurrences of senior indebtedness (including the ABL Facility) and replacing the restriction on the incurrence of secured indebtedness contained in the anti-layering covenant with a covenant restricting Interline New Jersey and its restricted subsidiaries from incurring liens, other than permitted liens, without equally and ratably securing the Senior Notes. Additionally, the OpCo Notes were remeasured to the fair value on the date of the Merger transactions, which resulted in premium of $22.5 million that will be amortized through interest expense over the term of the notes using the effective interest method. Debt financing costs capitalized in connection with the modification of the OpCo Notes were $4.4 million, and the unamortized balance of the originally capitalized debt financing costs of $5.7 million were allocated to goodwill in connection with purchase accounting.

Interline New Jersey has the option to redeem the OpCo Notes prior to November 15, 2013 at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the date of redemption. At any time on or after November 15, 2013, Interline New Jersey may redeem some or all of the OpCo Notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest. At any time prior to November 15, 2013, Interline New Jersey may, from time to time, redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds received by Interline New Jersey from certain equity offerings at a price equal to 107.00% of the principal amount of the OpCo Notes redeemed, plus accrued and unpaid interest and additional interest, if any, to the redemption date, provided that the redemption occurs within 90 days of the closing date of such equity offering, and at least 65% of the aggregate principal amount of the OpCo Notes remain outstanding immediately thereafter.

The Indenture governing the OpCo Notes contains covenants limiting, among other things, the ability of Interline New Jersey and its restricted subsidiaries to incur additional indebtedness; pay dividends on their capital stock or redeem, repurchase or retire their capital stock; make certain investments; enter into transactions with affiliates; incur liens; create restrictions on the payment of dividends or other amounts from Interline New Jersey’s restricted subsidiaries to Interline New Jersey; sell assets or subsidiary stock and consolidate, merge or transfer assets. These covenants are subject to a number of important exceptions and qualifications.

In connection with the Merger transactions, Interline Delaware issued $365.0 million in aggregate principal amount of 10.00%/10.75% senior notes (the "HoldCo Notes") due November 15, 2018. Debt financing costs capitalized in connection with the HoldCo Notes were $16.7 million.

The HoldCo Notes are the Company's general senior unsecured obligations; rank pari passu in right of payment with all existing and future indebtedness of the Company, other than subordinated obligations; are senior in right of payment to any future subordinated obligations of the Company; are not guaranteed by any subsidiary of the Company; are effectively subordinated to any existing or future obligations of the Company that are secured by liens on assets of the Company (including the Company's guarantee of the ABL Facility which is secured by a pledge of the stock of Interline New Jersey) to the extent of the value of such assets unless the HoldCo Notes are equally and ratably secured by such assets; are structurally subordinated to all existing and future indebtedness (including the OpCo Notes and indebtedness under the ABL Facility) of, and other claims and obligations (including preferred stock) of, the subsidiaries of the Company, except to the extent a subsidiary of the Company executes a guaranty agreement in the future. The HoldCo Notes are not guaranteed by any of the Company's subsidiaries.

The HoldCo Notes bear interest at a rate of 10.00% per annum with respect to cash interest and 10.75% per annum with respect to any paid-in-kind ("PIK") interest, payable semi-annually on January 15 and July 15. The Company is required to pay interest on the HoldCo Notes in cash, unless its subsidiaries are restricted from dividending money to it (or have a limited ability to do so), subject to certain circumstances.

The Company has the option to redeem the HoldCo Notes prior to November 15, 2014 at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the date of redemption. At any time on or after

November 15, 2014, the Company may redeem some or all of the HoldCo Notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest. At any time prior to November 15, 2014, the Company may, from time to time, redeem up to 35% of the aggregate principal amount of the HoldCo Notes with any funds up to an aggregate amount equal to the net cash proceeds received by the Company from certain equity offerings at a price equal to 110.00% of the principal amount of the HoldCo Notes redeemed, plus accrued and unpaid interest and additional interest, if any, to the redemption date, provided that the redemption occurs within 90 days of the closing date of such equity offering, and at least 65% of the aggregate principal amount of the HoldCo Notes remain outstanding immediately thereafter.

The Indenture governing the HoldCo Notes contains covenants limiting, among other things, the ability of the Company and its restricted subsidiaries to incur additional indebtedness, issue preferred stock, create or incur certain liens on assets, pay dividends and make other restricted payments, create restriction on dividend and other payments to the Company from certain of its subsidiaries, sell assets and subsidiary stock, engage in transactions with affiliates, consolidate, merge or transfer all or substantially all of the Company's assets and the assets of its subsidiaries and create unrestricted subsidiaries. These covenants are subject to a number of important exceptions and qualifications.

Interline New Jersey and the Company were in compliance with all covenants contained in the ABL Facility, OpCo Notes, and HoldCo Notes as of September 28, 2012.

As of September 28, 2012, we had $322.3 million of the OpCo Notes outstanding, including a fair value premium of $22.3 million, $365.0 million of the HoldCo Notes outstanding, $69.0 million of the ABL Facility outstanding, and $156.1 million of availability under our ABL Facility, net of $7.2 million in letters of credit.

Financial Condition

Working capital decreased by $38.7 million to $287.3 million as of September 28, 2012 from $325.9 million as of December 30, 2011. The decrease in working capital was mainly the resulting impact of the Merger transactions, as cash was used to fund the transactions, combined with an increase to accrued interest, due in part to the interest accrued on the ABL Facility and HoldCo Notes. These items were offset in part by cash flows from operations.

Cash Flow

Operating Activities. Net cash used in operating activities was $29.4 million for the period September 8, 2012 through September 28, 2012, versus net cash provided by operating activities of $25.0 million for the period from December 31, 2011 through September 7, 2012, and $43.1 million for the nine months ended September 30, 2011.

Successor. Net cash used in operating activities of $29.4 million for the period September 8, 2012 through September 28, 2012 primarily consisted of net loss of $24.7 million, adjustments for non-cash items of $13.9 million and cash used by working capital items of $18.5 million. Adjustments for non-cash items primarily consisted of $7.0 million in share-based compensation associated with the modification of the rolled over options as a result of the Merger transactions, $4.4 million in deferred income taxes, $2.4 million in depreciation and amortization of property and equipment and intangible assets, which includes increased amortization on the incremental step-up in customer relationships recorded in connection with purchase accounting for the Merger transactions, and $0.3 million in amortization of debt financing costs. These amounts were partially offset by $0.2 million in amortization of the fair value adjustment recorded to the OpCo Notes in connection with the Merger transactions. The cash used by working capital items primarily consisted of $14.1 million from changes in income taxes, $9.6 million from a decrease in accrued expenses and other current liabilities as a result of costs associated with the Merger, timing of sales tax payments, offset in part by lower payroll and incentive compensation accruals as compared to prior year-end due to timing of payments, $6.2 million from increased inventory levels primarily related to normal seasonal demands of the business, and $1.7 million in increased prepaid expenses and other current assets primarily as a result of timing of collections of rebates from our vendors. The use of cash was partially offset by $7.3 million from increased trade payables balances as a result of the timing of purchases and related payments, $3.6 million increase in accrued interest due in part to interest on the ABL Facility and HoldCo Notes that were incurred in connection with the Merger transactions, combined with the increase in the interest rate on the OpCo notes, as well as normal timing of accrual and payment activity on the OpCo Notes, and $2.1 million from decreased trade receivables, net of changes in provision for doubtful accounts, resulting from timing of sales and collections.

Predecessor. Net cash provided by operating activities of $25.0 million for the period from December 31, 2011 through September 7, 2012 primarily consisted of net income of $12.8 million, adjustments for non-cash items of $42.9 million and cash used by working capital items of $30.8 million. Adjustments for non-cash items primarily consisted of $17.7 million in depreciation and amortization of property, equipment and intangible assets, $15.2 million in share-based compensation, which includes $11.2 million that was a result of the acceleration of share-based compensation in connection with the Merger transactions, $7.8 million in deferred income taxes, $2.2 million in loss on the extinguishment of debt recorded as a result of the extinguishment of the prior asset-based revolving credit facility, $1.3 million in provision for doubtful accounts, and $1.0 million in amortization of debt financing costs. These amounts were partially offset by $1.1 million in excess tax benefits from share-based compensation and $1.2 million of other items. The cash used by working capital items primarily consisted of $30.0 million from increased trade receivables, net of changes in provision for doubtful accounts, resulting from increased sales in the current year as compared to the prior year, $12.4 million from decreased trade payables balances as a result of the timing of purchases and related payments, and $7.7 million from changes in income taxes. The use of cash was partially offset by $8.8 million from increased accrued expenses and other current liabilities as a result of costs associated with the Merger, timing of sales tax payments, offset in part by lower payroll and incentive compensation accruals as compared to prior year-end due to timing of payments, $5.6 million from decreased inventory levels due to the normal sales activity and timing of purchases, and $3.9 million in accrued interest due to normal accrual and payment activity.

Net cash provided by operating activities of $43.1 million in the nine months ended September 30, 2011 primarily consisted of net income of $29.1 million, adjustments for non-cash items of $30.5 million and cash used in working capital items of $16.5 million. Adjustments for non-cash items primarily consisted of $17.5 million in depreciation and amortization of property, equipment and intangible assets, $6.6 million in deferred income taxes, $4.4 million in share-based compensation, $2.3 million in bad debt expense, and $1.0 million in amortization of debt financing costs, partially offset by $0.9 million in excess tax benefits from share-based compensation. The cash used in working capital items consisted of $25.7 million from increased trade receivables, net of changes in our allowance for doubtful accounts, resulting from the timing of collections, $2.8 million from increased inventory levels primarily in preparation for normal seasonal demands in our business, and $4.0 million of decreased accrued expenses and other current liabilities primarily due to lower accrued compensation resulting from the timing of payments. These items were partially offset by $0.6 million from increased trade payables balances as a result of the timing of purchases and related payments, $4.4 million from decreased prepaid expenses and other current assets primarily as a result of higher collections of rebates from vendors, $5.4 million from the increase in current income taxes resulting from an increase in income before taxes, and $5.5 million from timing of interest payments.

Investing Activities. Net cash used in investing activities was $827.0 million for the period September 8, 2012 through September 28, 2012, $15.2 million for the period from December 31, 2011 through September 7, 2012, and $24.6 million in the nine months ended September 30, 2011.

Successor. Net cash used in investing activities for the period September 8, 2012 through September 28, 2012 was attributable to $825.7 million in cash paid to acquire the Company in connection with the Merger transactions, and $1.3 million of capital expenditures made in the ordinary course of business.

Predecessor. Net cash used in investing activities for the period from December 31, 2011 through September 7, 2012 was attributable to $12.0 million of capital expenditures made in the ordinary course of business and $3.3 million related to the purchase of a business.

Net cash used in investing activities in the nine months ended September 30, 2011 was primarily attributable to $15.0 million of capital expenditures made in the ordinary course of business and $9.7 million in costs related to purchases of businesses.

Financing Activities. Net cash provided by financing activities totaled $761.3 million for the period September 8, 2012 through September 28, 2012, $0.7 million for the period from December 31, 2011 through September 7, 2012, and net cash used in financing activities totaled $20.1 million for the nine months ended September 30, 2011.

Successor. Net cash provided by financing activities for the period September 8, 2012 through September 28, 2012 was attributable to $365.0 million in proceeds from the issuance of the HoldCo notes in connection with the Merger transactions, $350.9 million of equity proceeds in connection with the Merger transactions, $80.0 million in proceeds from the ABL Facility, and a $2.8 million net increase in purchase card payable, offset in part by $26.3 million payment of debt financing costs on the ABL Facility, OpCo Notes, and HoldCo Notes, which were incurred or modified in connection with the Merger transactions, and $11.0 million in repayments on the ABL Facility.

Predecessor. Net cash provided by financing activities for the period from December 31, 2011 through September 7, 2012 was attributable to $6.8 million of proceeds from stock options exercised and excess tax benefits from share-based compensation, partially offset by $3.8 million net decrease in purchase card payable, $1.5 million in treasury stock acquired to satisfy minimum statutory tax withholding requirements resulting from the vesting or exercising of equity awards, and $0.5 million of payments on capital lease obligations.

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

Capital Expenditures

Capital expenditures were $1.3 million for the period September 8, 2012 through September 28, 2012 and $12.0 million in the period from December 31, 2011 through September 7, 2012, compared to $15.0 million in the nine months ended September 30, 2011. Combined capital expenditures as a percentage of combined net sales were 1.3% and 1.6% for the nine months ended September 28, 2012 and September 30, 2011, respectively. The decrease in capital expenditures as a percentage of net sales was driven primarily by the current year reduction in spending on the continued consolidation of our distribution center network including the investments in larger more efficient distribution centers as compared to the prior year. There were no leasehold improvements acquired through non-cash lease incentives during the nine months ended September 28, 2012. During the nine months ended September 30, 2011, we acquired leasehold improvements through non-cash lease incentives of $0.5 million.

Credit Facility

Concurrently with the closing of the Merger, Interline New Jersey and certain of its material wholly owned domestic subsidiaries, as co-borrowers, entered into a new ABL facility (the "ABL Facility") with a syndicate of lenders that permits revolving borrowings in an aggregate principal amount of up to $275.0 million. The ABL Facility also provides for a sub-limit of borrowings on same-day notice referred to as swingline loans up to $30.0 million and a sub-limit for the issuance of letters of credit up to $45.0 million. Subject to certain conditions, the principal amount of the ABL Facility may be increased from time to time up to an amount which, in the aggregate for all such increases, does not exceed $100.0 million, in $25.0 million increments. There are no scheduled amortization payments due under the ABL Facility. The principal amount outstanding will be due and payable in full at maturity, on September 7, 2017. The ABL Facility replaces the $225.0 million asset-based revolving credit facility that was in place prior to the transactions. Debt financing costs capitalized in connection with the new ABL Facility were $5.6 million. Additionally, the Company recorded a loss on the extinguishment of the previous asset-based revolving facility in the amount of $2.2 million, comprised of the write-off of unamortized deferred debt financing costs.

Advances under the ABL Facility are limited to the lesser of (a) the aggregate commitments under the ABL Facility and (b) the sum of the following:

•	85% of the book value of eligible accounts receivable, plus

•	the lesser of (i) 70% of the lower of cost (net of rebates and discounts) or market value of eligible inventory; and (ii) 85% of the appraised net orderly liquidation value of eligible inventory;

•	minus certain reserves as may be established under the ABL Facility

Obligations under the ABL Facility are guaranteed by the Company and each of the wholly owned material subsidiaries of the co-borrowers under the ABL Facility. The obligations are primarily secured, subject to certain exceptions, by a first-priority security interest in substantially all of the existing and future personal property of the Company's U.S. subsidiaries. From September 7, 2012 until the quarter following the closing of the ABL Facility, borrowings will bear interest at a rate equal to LIBOR plus 1.75% in the case of Eurodollar revolving loans, and an applicable base rate plus 0.75% in the case of ABR loans.

After the end of the quarter following the closing of the ABL Facility, the interest rates will be determined as of the end of each fiscal quarter in accordance with applicable rates set forth in the grid below:

	Revolver	Revolver
Availability	ABR Spread	Eurodollar Spread

Category 1
Greater than $150.0 million	0.50%	1.50%

Category 2
Greater than $75.0 million but less than or equal to $150.0 million	0.75%	1.75%

Category 3
Less than or equal to $75.0 million	1.00%	2.00%

The applicable rates for Category 2 and Category 3 described above will be subject to a 0.25% step-down from the spread described above if the fixed charge coverage ratio for the period of four consecutive fiscal quarters ending on the last day of the fiscal quarter most recently ended is greater than 1.50:1.00. As of September 28, 2012 , the interest rate in effect with respect to the ABL Facility was 2.0% for the LIBOR option and 4.0% for the alternate base rate.

In addition to paying interest on outstanding principal under the ABL facility, Interline New Jersey is required to pay a commitment fee in respect of unutilized commitments, which is equal to 0.375% per annum for the ABL Facility if utilization is less than 50% of the aggregate commitments and 0.25% per annum if the utilization of the ABL Facility exceeds 50% of the aggregate commitments. The principal balance outstanding may be voluntarily prepaid in advance, without penalty or premium, at any time in whole or in part, subject to certain breakage costs.

The ABL Facility requires the Company and its restricted subsidiaries, on a consolidated basis, to maintain a fixed charge coverage ratio (defined as the ratio of EBITDA, as defined in the credit agreement, to the sum of cash interest, principal payments on indebtedness and accrued income taxes, dividends or distributions and repurchases, redemptions or retirement of the equity interest of the Company) of at least 1 when the excess availability is less than or equal to the greater of: (i) 10% of the total commitments under the ABL Facility; and (ii) $25.0 million.

The ABL Facility also contains restrictive covenants (in each case, subject to exclusions) that limit, among other things the ability of Interline New Jersey and its restricted subsidiaries to:

•	create, incur, assume or suffer to exist, any liens,

•	create, incur, assume or permit to exist, directly or indirectly, any additional indebtedness,

•	consolidate, merge, amalgamate, liquidate, wind up or dissolve themselves,

•	convey, sell, lease, license, assign, transfer or otherwise dispose of their assets,

•	make certain restricted payments,

•	make certain investments,

•	amend or otherwise alter the terms of documents related to certain subordinated indebtedness,

•	enter into transactions with affiliates, and

•	prepay certain indebtedness.

The ABL Facility contains certain customary representations and warranties, affirmative and other covenants and events of default, including, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness bankruptcy, certain events under the Employee Retirement Income Security Act ("ERISA"), judgment defaults, actual or asserted failure of any material guaranty or security document supporting the ABL Facility to be in force and effect and change of control. If such an event of default occurs the agent under the ABL Facility is entitled to take various actions, including the acceleration of amounts due under the ABL Facility, the termination of all revolver commitments and all other actions that a secured creditor is permitted to take following a default.

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

As of September 28, 2012, we had $156.1 million of availability under our ABL Facility, net of $7.2 million in letters of credit. We believe that cash and cash equivalents on hand, cash flow from operations and available borrowing capacity under our ABL Facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations in the foreseeable future.

Contractual Obligations

The following table sets forth our contractual obligations as of September 28, 2012 (in thousands):

	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
ABL Facility (1)	$69,000	$—	$—	$69,000	$—
OpCo Notes	300,000	—	—	—	300,000
HoldCo Notes	365,000	—	—	—	365,000
Interest (2)	365,907	59,103	120,416	120,013	66,375
Operating leases	103,351	25,775	38,755	25,580	13,241
Capital leases	894	554	340	—	—
Employment agreements	6,359	5,947	412	—	—
Other (3)	2,690	2,155	362	173	—
Total contractual cash obligations	$1,213,201	$93,534	$160,285	$214,766	$744,616
__________

(1)
Our ABL Facility calls for an unused commitment fee of 0.375% which is excluded from the table. As of September 28, 2012, we had $7.2 million in letters of credit. See "Liquidity and Capital Resources" above for more information.

(2)	Average interest of 1.75% on the ABL Facility is based on 30 day LIBOR. Actual interest could vary with changes in LIBOR.

(3)	Other includes deferred compensation and retirement plans and the fair market value of the earn-outs related to the CleanSource, NCP and other immaterial acquisitions.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 30, 2011 filed with the SEC. During the nine months ended September 28, 2012, there were no significant changes to any of our critical accounting policies.

Recently Issued Accounting Guidance

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles - Goodwill and Other (Topic 350) ("ASU 2012-02"). The objective of the amendments in this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Because this guidance simply enhances the consistency and reduces the costs of impairment testing (and would not change the conclusion of the impairment testing) it will not have a material impact on the Company's consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections ("ASU 2012-03"). This ASU amends (1) various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No.114, (2) the SEC's Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB's Accounting Standards Codification, Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011, and (3) Corrections Related to FASB ASU 2010-22, Accounting for Various Topics. The objectives of these amendments are to update expired accounting standard references and reference the International Financial Reporting Standards (IFRS) as an appropriate framework of standards and compliance for certain disclosure requirements. Because the amendments relates to staff guidance for SEC materials and consist of codification referencing and IFRS inclusion it will not have a material impact on the Company's consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements ("ASU 2012-04"). This ASU contains amendments that affect a wide variety of topics in the codification, as well as provide incremental improvements to U.S. GAAP that are not purely technical corrections. The amendments in ASU 2012-04 were effective upon issuance, except for amendments that were subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012 for public entities and December 15, 2013 for nonpublic entities. Because this ASU provides technical corrections and enhanced guidance, it will not have a material impact on the Company's consolidated financial statements.

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

Interest Rate Risk

The fair market value of our OpCo Notes, HoldCo Notes, and ABL Facility is subject to interest rate risk. As of September 28, 2012, the estimated fair market value of our debt was as show below (in thousands):

	Fair Market Value	Percent of Par
ABL Facility	$69,089	100.10%
OpCo Notes	$324,750	108.25%
HoldCo Notes	$396,025	108.50%

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of September 28, 2012.

    Many of our suppliers price their products in currencies other than the U.S. dollar or incur costs of production in non-U.S.

currencies. Accordingly, depreciation of the U.S. dollar against foreign currencies could increase the price we pay for these products. A substantial portion of our products is sourced from suppliers in China and the value of the Chinese Yuan has increased relative to the U.S. dollar since July 2005, when it was allowed to fluctuate against a basket of foreign currencies. Most experts believe that the value of the Yuan will continue to increase relative to the U.S. dollar over the next few years absent a policy change in how China regulates its currency. The continued increase in the value of the Chinese Yuan relative to the U.S. dollar would most likely result in an increase in the cost of products that are sourced from suppliers in China.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 28, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2012, our disclosure controls and procedures were effective to ensure that: (1) material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because the outcome of litigation is inherently uncertain, we may not prevail in these proceedings and we cannot estimate our ultimate exposure in such proceedings if we do not prevail. Accordingly, any rulings against us in the above proceedings could have a material adverse effect on our consolidated financial statements.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Authorization	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Authorization
July 2012
(June 30, 2012 - July 27, 2012)	89	$25.24	—	—
August 2012
(July 28, 2012 - August 24, 2012)	—	—	—	—
September 2012
(August 25, 2012 - September 7, 2012)	—	—	—	—
Total	89	$25.24	—	—

__________

(1)	Comprised entirely of shares purchased to satisfy minimum tax withholding obligations on vesting of restricted share units and restricted stock awards.

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
YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010, AND DECEMBER 25, 2009
PREDECESSOR
(in thousands)

	2011	2010	2009

Net income	$37,674	$27,921	$26,088
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(172)	367	776
Amortization of unrecognized (loss) gain on employee benefits	(5)	16	11
Unrealized (loss) gain on short-term investments	—	(1)	1
Other comprehensive (loss) income	(177)	382	788
Comprehensive income	$37,497	$28,303	$26,876

The following will be added to the Condensed Consolidated Statements of Operations included in the financial statements of Guarantor Subsidiaries Note to our annual financial statements:

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010, AND DECEMBER 25, 2009
PREDECESSOR
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

3.1	Third Amended and Restated Certificate of Incorporation of Interline Brands, Inc. (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on September 13, 2012).
3.2	Fifth Amended and Restated By-Laws of Interline Brands, Inc., effective as of September 13, 2012 (incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K filed on September 13, 2012).
3.3	Sixth Amended and Restated By-Laws of Interline Brands, Inc., effective as of November 9, 2012 (incorporated herein at Exhibit 3.3).
4.1
Second Supplemental Indenture among Interline Brands, Inc., the Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, dated as of June 19, 2012 (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K filed on June 29, 2012).

4.2
Indenture Agreement for 10%/10.75% Senior Notes due 2018, among Isabelle Acquisition Sub Inc., as Issuer and Wells Fargo Bank, National Association, as Trustee, dated as of August 6, 2012 (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K filed on September 13, 2012).

4.3
Successor Supplemental Indenture, among Interline Brands, Inc. (as successor by merger to Isabelle Acquisition Sub Inc.) and Wells Fargo Bank, National Association, as trustee under the Indenture, dated as of September 7, 2012 (incorporated by reference to Exhibit 4.2 of Current Report on Form 8-K filed on September 13, 2012).

4.4
Exchange and Registration Rights Agreement, among Interline Brands, Inc., Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated August 6, 2012 (incorporated by reference to Exhibit 4.3 of Current Report on Form 8-K filed on September 13, 2012).

4.5
Joinder Agreement, among Interline Brands, Inc., Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated September 7, 2012 (incorporated by reference to Exhibit 4.4 of Current Report on Form 8-K filed on September 13, 2012).

10.1
Credit Agreement, among Interline Brands, Inc., Wilmar Holdings, Inc., and Wilmar Financial, Inc., as Borrowers; Bank of America, N.A., as Administrative Agent; Goldman Sachs Lending Partners LLC, as Syndication Agent; Wells Fargo Bank, National Association, Keybank National Association, U.S. Bank National Association, and TD Bank, N.A., as Co-Documentation Agents; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Goldman Sachs Lending Partners LLC, as Joint Bookrunners and Joint Lead Arrangers; dated as of September 7, 2012 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on September 13, 2012).

10.2
Registration Rights Agreement, by and among Interline Brands, Inc., GS Capital Partners VI Fund, L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, MBD 2011 Holdings, L.P., Bridge Street 2012 Holdings, L.P., P2 Capital Partners, LLC, P2 Capital Master Fund I, L.P., P2 Capital Master Fund VII, L.P., and Other Stockholders that are Signatories Thereto, dated as of September 7, 2012 (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on September 13, 2012).

10.3
Stockholders Agreement, by and among Interline Brands, Inc., GS Capital Partners VI Fund, L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, MBD 2011 Holdings, L.P., Bridge Street 2012 Holdings, L.P., P2 Capital Master Fund I, L.P., P2 Capital Master Fund VII, L.P., and Other Stockholders that are Signatories Thereto, dated as of September 7, 2011 (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K filed on September 13, 2012).

10.4
Form of Indemnification Agreement, by and between Interline Brands, Inc., and Indemnitee, dated as of September 7, 2012 (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K filed on September 13, 2012).

10.5
Fourth Amendment to Employment Agreement, by and between Interline Brands, Inc. and Michael J. Grebe, dated September 7, 2012 (incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K filed on September 13, 2012).

10.6
Transaction Bonus Agreement, by and among Interline Brands, Inc., and Kenneth D. Sweder, dated September 7, 2012 (incorporated by reference to Exhibit 10.6 of Current Report on Form 8-K filed on September 13, 2012).

10.7
Transaction Bonus Agreement, by and among Interline Brands, Inc., and Lucretia Doblado dated September 7, 2012 (incorporated by reference to Exhibit 10.7 of Current Report on Form 8-K filed on September 13, 2012).

10.8
Retention Bonus Agreement, by and among Interline Brands, Inc., and John Ebner, dated September 7, 2012 (incorporated by reference to Exhibit 10.8 of Current Report on Form 8-K filed on September 13, 2012).

10.9		Interline Brands, Inc. 2012 Stock Option Plan, effective September 7, 2012 (incorporated by reference to Exhibit 10.9 of Current Report on Form 8-K filed on September 13, 2012).
10.10
Interline Brands, Inc. 2012 Stock Option Plan, Time-Vesting Nonqualified Stock Option Agreement, form applicable to option holders other than Mssrs. Grebe and Sweder (incorporated by reference to Exhibit 10.10 of Current Report on Form 8-K filed on September 13, 2012).

10.11
Interline Brands, Inc. 2012 Stock Option Plan, Time-Vesting Nonqualified Stock Option Agreement, form applicable to Mssrs. Grebe and Sweder (incorporated by reference to Exhibit 10.11 of Current Report on Form 8-K filed on September 13, 2012).

10.12
Interline Brands, Inc. 2012 Stock Option Plan, Performance-Vesting Nonqualified Stock Option Agreement, form applicable to option holders other than Mssrs. Grebe and Sweder (incorporated by reference to Exhibit 10.12 of Current Report on Form 8-K filed on September 13, 2012).

10.13
Interline Brands, Inc. 2012 Stock Option Plan, Performance-Vesting Nonqualified Stock Option Agreement, form applicable to Mssrs. Grebe and Sweder (incorporated by reference to Exhibit 10.13 of Current Report on Form 8-K filed on September 13, 2012).

10.14		Interline Brands, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 of Current Report on Form 8-K filed on September 13, 2012).
10.15
Retention Bonus Agreement, by and among Interline Brands, Inc. and Kenneth D. Sweder, dated as of September 14, 2012 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on September 19, 2012).

12.1		Computation of earnings to fixed charges and earnings to combined fixed charges and preferred dividends of Interline Brands, Inc. (furnished herewith).
16.1
Change in Registrant's Certifying Accountant, dismissing Deloitte and Touche as the Company's independent registered certified public accounting firm, dated as of September 7, 2012 (incorporated by reference to Current Report on Form 8-K filed on September 13, 2012 as amended by Current Report on Form 8-K/A filed on September 19, 2012).

16.2
Change in Registrant's Certifying Accountant, engaging PricewaterhouseCoopers LLP as the Company's new as independent registered certified public accounting firm, dated as of September 14, 2012 (incorporated by reference to Current Report on Form 8-K filed on September 19, 2012).

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

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1	Consolidated Balance Sheets as of September 28, 2012 and December 30, 2011;

2
Consolidated Statements of Operations for the period September 8, 2012 through September 28, 2012, period June 30, 2012 through September 7, 2012, three months ended September 30, 2011, period December 30, 2011 through September 7, 2012, and the nine months ended September 30, 2011;

3
Consolidated Statements of Comprehensive Income for the period September 8, 2012 through September 28, 2012, period June 30, 2012 through September 7, 2012, three months ended September 30, 2011, period December 30, 2011 through September 7, 2012, and the nine months ended September 30, 2011;

4	Consolidated Statements of Cash Flows for the period September 8, 2012 through September 28, 2012, period December 31, 2011 through September 7, 2012, and the nine months ended September 30, 2011;

5	Notes to the Consolidated Financial Statements.

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

INTERLINE BRANDS, INC.
Registrant

Date: November 13, 2012	By:	/S/ JOHN A. EBNER
John A. Ebner
Chief Financial Officer
(Duly Authorized Signatory and Principal Financial Officer)