Form 10-K
period 2012-12-28
INTERLINE BRANDS, INC./DE
filed 2013-03-12
CIK 1292900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2012

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

Securities registered pursuant to section 12(b) of the Act: NONE
Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

Effective September 7, 2012, the Company became privately-held. There is no established public trading of the registrant’s common stock and therefore, an aggregate market value of the registrant's common stock is not determinable.

As of March 8, 2013, there were 1,477,405 shares of the registrant’s common stock issued and outstanding, par value $0.01.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2012

PART I

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy and the impact of the Merger transaction, as defined in Part I. Item 1 below. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions, including, without limitation, certain statements in “Results of Operations” and “Liquidity and Capital Resources” in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

•	general market conditions,

•	our level of debt,

•	future cash flows,

•	the highly competitive nature of the maintenance, repair and operations distribution industry,

•	apartment vacancy rates and effective rents,

•	governmental and educational budget constraints,

•	work stoppages or other business interruptions at transportation centers or shipping ports,

•	our ability to accurately predict market trends,

•	adverse publicity and litigation,

•	the loss of significant customers,

•	adverse changes in trends in the home improvement and remodeling and home building markets,

•	health care costs,

•	product cost and price fluctuations due to inflation and currency exchange rates,

•	labor and benefit costs,

•	failure to identify, acquire and successfully integrate acquisition candidates,

•	our ability to purchase products from suppliers on favorable terms,

•	fluctuations in the cost of commodity-based products and raw materials (such as copper) and fuel prices,

•	our customers' ability to pay us,

•	failure to realize expected benefits from acquisitions or the Merger,

•	consumer spending and debt levels,

•	interest rate fluctuations,

•	weather conditions and catastrophic weather events,

•	material facilities and systems disruptions and shutdowns,

•	the length of our supply chains,

•	dependence on key employees,

•	credit market contractions,

•	changes to tariffs between the countries in which we operate,

•	our ability to protect trademarks,

•	changes in governmental regulations related to our product offerings, and

•	changes in consumer preferences.

Any forward-looking statements made by us in this report, or elsewhere, speak only as of the date on which we make them. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In light of these risks and uncertainties, any forward-looking statements made in this report or elsewhere might not occur.

ITEM 1. Business

Our Company

We are a leading national distributor and direct marketer of broad-line maintenance, repair and operations ("MRO") products. We have one operating segment, the distribution of MRO products into the facilities maintenance end-market. We stock approximately 100,000 MRO products in the following categories: janitorial and sanitation ("JanSan"); plumbing; hardware, tools and fixtures; heating, ventilation and air conditioning ("HVAC"); electrical and lighting; appliances and parts; security and safety; and other miscellaneous maintenance products. Our products are primarily used for the repair, maintenance, remodeling, and refurbishment of non-industrial and residential facilities.

Our diverse facilities maintenance customer base includes institutions, such as educational, lodging, health care, and government facilities; multi-family housing, such as apartment complexes; and residential, such as professional contractors, and plumbing and hardware retailers. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

We market and sell our products primarily through fourteen distinct and targeted brands, each of which is recognized in the facilities maintenance markets they serve for providing quality products at competitive prices with reliable same-day or next-day delivery. The AmSan®, JanPakSM , CleanSource®, Sexauer®, and Trayco® brands generally serve our institutional facilities customers;
the Wilmar® and Maintenance USA® brands generally serve our multi-family housing facilities customers; and the Barnett®, Copperfield®, U.S. Lock®, SunStar®, Hardware Express®, LeranSM and AF Lighting® brands generally serve our residential facilities customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of approximately 800 field sales representatives, and approximately 400 inside sales and customer service representatives, a direct marketing program consisting of catalogs and promotional flyers, brand-specific websites, a national accounts sales program, and other supply chain programs, such as vendor managed inventory.

We deliver our products through our network of 70 distribution centers and 21 professional contractor showrooms located throughout the United States, Canada and Puerto Rico, 59 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks and third party carriers. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

Merger Transaction
On September 7, 2012 (the "Merger Date"), pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of May 29, 2012, Isabelle Holding Company Inc., a Delaware corporation (“Parent”), Isabelle Acquisition Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Immediately following the effective time of the Merger, Parent was merged with and into the Company with the Company surviving (the "Second Merger"). Under the Merger Agreement, stockholders of the Company received $25.50 in cash for each share of Company common stock. The Merger was unanimously approved by Interline's Board of Directors and a majority of Interline's stockholders holding the outstanding shares of the common stock. See Note 3. Transactions to our audited consolidated financial statements included in this annual report for further information about the Merger Agreement. Prior to the Merger Date, the Company operated as a public company with its common stock traded on the New York Stock Exchange. As a result of the Merger, Interline's common stock became privately-held.

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

In connection with the Merger, we incurred significant indebtedness and became more leveraged. In addition, the purchase price paid in connection with the Merger has been allocated to recognize the acquired assets and liabilities at fair value. The purchase accounting adjustments have been recorded to: (i) establish intangible assets for our trademarks and customer relationships, and (ii) revalue our OpCo Notes (as defined below) to fair value. Subsequent to the Merger, interest expense and non-cash amortization charges have significantly increased. As a result, our Successor financial statements subsequent to the Merger are not comparable to our Predecessor financial statements.

Acquisitions

On December 11, 2012, Interline New Jersey acquired all of the outstanding stock of JanPak, Inc. ("JanPak") for $82.5 million in cash, subject to working capital and other closing adjustments. JanPak, which is headquartered in Davidson, North Carolina, is a large regional distributor of janitorial and sanitation supplies and packaging products, primarily serving property management and building service contractors as well as manufacturing, health care and educational facilities through 16 distribution centers across the Southeast and South Central United States. This acquisition represents an expansion of the Company's offering of JanSan products in the Southeastern, Mid-Atlantic, and South Central United States.

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

On October 29, 2010, Interline New Jersey acquired substantially all of the assets and a portion of the liabilities of CleanSource, Inc. (“CleanSource”) for $54.6 million in cash and an earn-out of up to $5.5 million in cash over two years. CleanSource, which is headquartered in San Jose, California, is a large regional distributor of JanSan supplies. CleanSource primarily serves health care and educational facilities, as well as building services contractors. This acquisition represents a geographical expansion of the Company's offering of JanSan products to the West Coast of the United States.

Refinancing Transactions

In connection with the Merger, the Company entered into the following financing transactions:

•	a new senior secured asset-based revolving credit facility totaling $275.0 million (the "ABL Facility");

•	the issuance of $365.0 million aggregate principal amount of senior notes (the "HoldCo Notes"); and

•	the modification of the $300.0 million senior subordinated notes due 2018 (the “OpCo Notes”).

Simultaneously with the closing of the Merger, the following occurred: the funding of the new ABL Facility, the release of the net proceeds of the $365.0 million HoldCo Notes from escrow, the termination of the Company's previous $225.0 million asset-based revolving credit facility, and the modification of the OpCo Notes. On November 16, 2010, Interline New Jersey completed a series of refinancing transactions, including an offering of the OpCo Notes. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Refinancing Transactions,” “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”, and Note 10. Debt to our audited consolidated financial statements included in this annual report for further information regarding our outstanding indebtedness.

Strategy

Our objective is to become the leading supplier of MRO products to the facilities maintenance end-market, which is comprised of our institutional, multi-family housing, and residential facilities customers. In pursuing this objective, we plan to increase our net sales, earnings and return on invested capital by capitalizing on our size and scale, sales force, supply chain programs, information technology and logistics platforms to successfully execute our organic growth, operating efficiency and strategic acquisition initiatives.

• Organic Growth Initiatives. We seek to further penetrate the markets we serve, and to expand into new product and geographic areas, by adding sales professionals, and utilizing and increasing our already successful new product and marketing strategies, including: growing web-based sales capabilities; targeting new customer acquisition; expanding our national accounts program; increasing customer use of our supply chain management services; continuing to develop proprietary products under our exclusive brands; and selectively adding new products and new categories to our various brand offerings.

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

Within the MRO distribution industry, we focus on serving customers in the facilities maintenance end-market. Our customers are primarily engaged in the repair, maintenance, remodeling, refurbishment and, to a lesser extent, construction of non-industrial and residential facilities, as opposed to the maintenance of heavy industrial facilities and machinery. According to the MDM/IMI MRO market analyses, the size of our addressable end-markets, which generally exclude new commercial and residential construction and heavy industrial manufacturing, is approximately $85 billion, including $21 billion from the JanSan market.

Our Brands

We market and sell our products primarily through fourteen distinct and targeted brands, each of which is recognized in the facilities maintenance markets they serve for providing quality products at competitive prices with reliable same-day or next-day delivery. The Wilmar®, AmSan®, JanPakSM , CleanSource®, Sexauer®, Maintenance USA® and Trayco® brands generally serve our multi-family housing and institutional facilities customers; the Barnett®, Copperfield®, U.S. Lock®, SunStar®, Hardware Express®, LeranSM and AF Lighting® brands generally serve our residential facilities customers. Our brands are distinguished not only by the type of products offered, but also by the levels of service provided to customers. We have brands that provide complementary services to our customers, including inventory management and technical assistance, as well as brands that offer products without support services. We believe that our brand-based business model effectively allows us to offer a deep product offering to very targeted customers in our facilities maintenance end-market. We have core competencies in our sales channels, including national accounts sales professionals, field sales representatives, outbound and inbound telesales and customer service representatives, direct marketing via catalogs and flyers, professional contractor showrooms, vendor-managed inventory locations, and internet-based sales and service capabilities. This allows us to effectively compete for a broad range of customers across our industry by offering our customers the service and delivery platform they prefer and often require.

Institutional and Multi-Family Housing Facilities Maintenance Brands

We serve our institutional and multi-family housing facilities customers primarily through our Wilmar, AmSan, JanPak, CleanSource, Sexauer, Maintenance USA and Trayco brands. These customers buy our products for the maintenance, repair and remodeling of many types of facilities, and often need to obtain products with minimal delay. In many cases, our institutional and multi-family housing facilities customers also look to us for support services such as inventory management, technical advice and assistance, drop ship products and equipment servicing and training.

Wilmar. Our Wilmar brand markets and sells maintenance products to our multi-family housing customers. Through its master catalog, Wilmar is able to act as a one-stop shopping resource for multi-family housing maintenance managers by offering one of the industry’s most extensive selections of standard and specialty plumbing, hardware, electrical, janitorial and related products. Wilmar provides same-day or next-day delivery in local markets on our own trucks served by our distribution centers, and ships by parcel delivery services or other carriers to other areas. The Wilmar brand sells primarily through field sales representatives, as well as through its website, direct marketing and telesales. We also have a successful national accounts program at Wilmar where national account managers market to senior officers at real estate investment trusts and other property management companies. Through this program, we assist large multi-location customers in reducing total supply chain costs.

AmSan. Our AmSan brand markets and sells a comprehensive range of JanSan and MRO products to institutional facilities, such as schools and universities, health care sites, lodging and government facilities and building services contractors. We sell JanSan products primarily through field sales representatives supported by a full line catalog and website, which includes national brand product offerings as well as our exclusive brand product lines such as Renown and Appeal. In addition, AmSan provides customers with reliable technical support, equipment repair services, and customized training programs, all of which make AmSan an important supplier to our customers. AmSan provides same-day or next-day delivery in local markets on our own trucks served by our distribution centers and ships by parcel delivery services or other carriers to other areas.

JanPak. Our JanPak brand markets and sells a comprehensive range of cleaning and packaging solutions to building services contractors, property management, health care, education and manufacturing customers. These solutions are sold through a team of field sales professionals with subject matter and market segment expertise to address the most critical needs facing these customers. In addition, JanPak provides a number of after sales service and support capabilities, like technical training, equipment service and repair, and certification platforms, to meet the unique and on-going needs of our customers. Customers are served through a dedicated customer support team, a robust e-commerce platform, and a fleet of delivery vehicles and local distribution centers.

CleanSource. Our CleanSource brand markets and sells a comprehensive range of JanSan and MRO products to institutional facilities, such as schools, health care sites, lodging and government facilities and building services contractors. CleanSource sells JanSan products primarily through field sales representatives supported by a catalog and website, which include national brand product offerings as well as our exclusive brand product lines Renown and Appeal. CleanSource field sales representatives are trained and experienced in developing customer-focused solutions based on a careful analysis of each customer’s unique facility, providing better results and total value.

Sexauer. Our Sexauer brand markets and sells specialty plumbing and facility maintenance products to institutional customers, including education, lodging, health care and other facilities maintenance customers. The Sexuaer brand sells primarily through field sales representatives. We believe that the catalog of Sexauer products is well known in the industry as a comprehensive source of specialty plumbing and facility maintenance products. In addition to a broad product portfolio, Sexauer offers customers an extensive selection of service and procurement solutions, through its catalog and website, drawing upon our product and supply management expertise.

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

Residential Facilities Maintenance Brands

Our residential facilities maintenance customers are comprised of professional contractor customers that are primarily served by our Barnett, Copperfield, U.S. Lock, SunStar, Hardware Express, Leran, and AF Lighting brands. Residential facilities customers generally purchase our products for specific job assignments and/or to resell the product to end-customers to be used in many types of facilities.

Barnett. Our Barnett brand markets and sells a broad range of MRO products to professional contractors, including plumbing, electrical, building and HVAC contractors, typically for repair, remodeling and maintenance applications. The Barnett brand also sells its products to specialty distributors, which are generally smaller and carry fewer products than Barnett. The brand sells its products through a catalog, supplemented by its website, direct marketing, telesales and field sales representatives in select markets throughout the United States. Customers can also receive technical support and assistance in selecting products by calling our customer service centers. In addition to next-day delivery, Barnett also offers customers the convenience of a network of local professional contractor showrooms, or Pro Centers, as well as on-site, vendor-managed inventory capabilities.

Hardware Express. Our Hardware Express brand markets and sells our full range of products to resellers of all types, primarily retail hardware stores, small distributors and online retailers. Hardware Express sells primarily through a catalog, supplemented by its website, direct marketing, telesales and national accounts.

Copperfield. Our Copperfield brand markets and sells specialty ventilation and chimney maintenance products to chimney professionals and hearth retailers, through its website, direct marketing, outbound telesales and field sales representatives. Copperfield offers brand name and exclusive brand repair and replacement items including chimney replacement and relining products, specialty ventilation components, hearth products, gas and electrical appliances and an assortment of gas and solid fuel burning appliances.

U.S. Lock. Our U.S. Lock brand markets and sells a broad range of security hardware products, from individual lock-sets to computerized master-key systems. U.S. Lock sells a number of brand name products from leading security hardware manufacturers, as well as a number of exclusive brand security hardware products. U.S. Lock sells primarily to Locksmiths nationwide through a catalog and a team of highly technical telesales account managers supplemented by its website.

Leran. Our Leran brand markets and sells an extensive line of propane, plumbing, HVAC, electrical and hardware products including copper tubing and brass fittings as well as appliances and water heaters to professional contractors. Leran sells its products through the use of a catalog supplemented by telesales personnel and its website.

SunStar/AF Lighting. Our SunStar and AF Lighting brands market and sell residential lighting and electrical products to electrical contractors, electrical distributors, lighting showrooms and mass merchants through direct marketing, outbound telesales and a network of manufacturer’s representatives, supplemented by each brand's website.

Our Products

Our products are primarily used for the repair, maintenance, remodeling and refurbishment of residential and non-industrial facilities. We stock approximately 100,000 standard and specialty MRO products in a number of categories, including: JanSan; plumbing; hardware, tools and fixtures; HVAC; electrical and lighting; appliances and parts; security and safety; and other miscellaneous products. We offer a broad range of brand name and exclusive brand products. We believe we benefit from stable, non-discretionary and recurring end-market demand, which is largely characterized by products that are either consumable or have regular replacement cycles.

Product Categories

The approximate percentages of our net sales for the fiscal year ended December 28, 2012 by principal product category were as follows:

Product Category	Percent of Net Sales
JanSan	37%
Plumbing	21%
Hardware, tools and fixtures	9%
HVAC	9%
Electrical and lighting	6%
Appliances and parts	6%
Security and safety	5%
Other	7%
Total	100%

The following is a discussion of our principal product categories:

Janitorial and Sanitation. Our comprehensive selection of JanSan products includes cleaning chemicals, trash can liners, paper towels, bath tissue, brooms, mops, and other products. We offer a number of products from leading JanSan manufacturers, such as Kimberly-Clark, Georgia-Pacific, 3M, GOJO and Rubbermaid. We also offer exclusive brand JanSan products under our Renown and Appeal brands.

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

Exclusive Brand Products

Our size and reputation have enabled us to develop and market various lines of exclusive brand products, which we believe offer our customers high-quality, low-cost alternatives to the brand name products we sell. Third-party manufacturers, primarily in Asia and the United States, using our proprietary branding and packaging design, manufacture our exclusive brand products. Our sales force, catalogs, brand-specific websites and promotional flyers emphasize the comparative value of our exclusive brand products. Since our exclusive brand products are typically less expensive for us to purchase from suppliers, we are able to improve our profit margin with the sale of these products while offering lower prices to our customers. In addition, we have found that we develop strong relationships with our exclusive brand customers and generate increased repeat business, as exclusive brand customers generally return to us for future service and replacement parts on previously purchased products.

New Product Offerings

We constantly monitor and evaluate our product offerings, both to assess the sales performance of our existing products and to discontinue products that fail to meet specified sales criteria. We also create new product offerings in response to customer requirements by adjusting our product portfolio within existing product lines as well as by establishing new product line categories. These categories can either be new to Interline or new to a brand. For example, as we enhance our brand-specific websites, we are able to make available products not yet offered in our catalogs. Through these efforts, we are able to sell more products to existing customers as well as address our customers’ changing product needs and thereby retain and attract customers. Further, by introducing new product lines, we provide our customers with additional opportunities for cost savings and a one-stop shopping outlet with broad product offerings. We believe that introducing new products in existing product lines and creating new product lines are both strategies which enable us to increase penetration of existing customer accounts, as well as attract new customers to our brands.

Sales and Marketing

We market our products through a variety of channels. The majority of sales to our facilities maintenance customers are made through field sales and telesales representatives, which are all supported by catalogs and promotional mailings. We also serve our customers with brand-specific websites.

As MRO customers grow in size, their supply chains often become increasingly complex and difficult to manage. In many cases, customers have a limited view into or control over their product spend, inventory shrinkage, and indirect MRO personnel costs. To meet these needs, we offer a range of sophisticated supply chain management solutions designed to solve the unique problems of each of our customers. By offering customers services beyond fulfillment such as product standardization, vendor consolidation, inventory management, product training, and electronic invoicing, we provide a suite of services that can be utilized either individually or as a group based upon the customer’s size and supply chain complexity. Our customers rely upon us as a supply chain partner rather than a vendor, and in turn realize significant benefits by reducing overall product cost, improving inventory management, and lowering their indirect MRO spend. As supply chain partners, we seek to become our customers’ single source for MRO supplies and knowledge.

Our marketing strategy involves targeting our marketing channels and efforts to specific customer groups. As a result of our long-standing relationships with customers, we have been able to assemble a database of customer purchasing information, such as purchasing trends, product and pricing preferences, and support service requirements. In addition, we are able to track information such as customer retention and reactivation as well as new account acquisitions. We are also able to track the success of a particular marketing effort by analyzing the purchases of the customers targeted by that effort. Our information technology allows us to use this data to develop more effective sales and marketing programs. For example, our understanding of the preferences of our large, multi-family housing customers led to our development of a national accounts program through which field sales representatives focus on developing contacts with national accounts. We will continue to leverage our customer knowledge and shared brand information technology to develop successful print and website-based sales and marketing strategies.

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

We maintain one of the largest direct sales forces in our industry, with approximately 800 field sales representatives covering markets throughout the United States, Canada and Central America. We have found that we obtain a greater percentage of our customers’ overall spending on MRO products in markets serviced by local sales representatives, particularly in regions where these representatives are supported by a nearby distribution center that enables same-day or next-day delivery of our products.

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

Telesales

Our telesales operation has been designed to make ordering our products as convenient and efficient as possible. We divide our telesales staff into outbound and inbound groups. Our outbound telesales representatives are responsible for maintaining relationships with existing customers and prospecting for new customers. These representatives are assigned individual accounts in specified territories and have frequent contact with existing and prospective customers in order to make telesales presentations, notify customers of current promotions and encourage additional purchases. Our inbound telesales representatives are trained to process orders quickly from existing customers, provide technical support and expedite and process new customer applications, as well as handle all other customer service requests. We offer our customers nationwide toll-free telephone numbers and brand-specific telesales representatives who are familiar with a particular brand’s markets, products and customers. Our call centers are staffed by approximately 400 telesales, customer service and technical support personnel, who utilize our proprietary, on-line order processing system. This sophisticated software provides the telesales staff with detailed customer profiles and information about products, pricing, promotions and competition.

Catalogs and Direct Mail Marketing

Our catalogs and direct mail marketing promotional flyers are key marketing tools that allow us to communicate our product offerings to both existing and potential customers. We create catalogs for most of our brands and mail or deliver them generally on an annual or semi-annual basis to our existing customers. We often supplement these catalog mailings by sending our customers promotional flyers. Most of our branded catalogs have been distributed for over three decades and we believe that these catalog titles have achieved a high degree of recognition among our customers.

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

We offer our customers a variety of online methods for supply chain spending controls. Customized and shared favorites lists assist our customers for ease of placing orders. Additionally, usage reports are available online. Where budgetary considerations are a concern, customers can control spending through a workflow-enabled budget management and approval tool. The flexible budget management tool tracks our customers' spending and generates invoices to the customers' general ledger codes. We also offer product standardization and customized product assortments. Each method allows the customer the ability to tailor their online shopping experience to their business needs. We handle a variety of customer’s unique needs, such as consignment, multi-family and single owner operator requirements, all operating on one single web platform. Our field sales force plays a significant role in educating our customers on how to utilize and leverage our e-commerce platform. Our field sales force can assist our customers with registering on the site, setting up favorites lists, and helping customers place their first orders.

Operations and Logistics

Distribution Network

We have a network strategically located to serve the largest metropolitan areas throughout the United States and Canada comprised of 70 distribution centers and 21 professional contractor showrooms. We also maintain a dedicated fleet of trucks to assist in the local delivery of products. The geographic scope of our distribution network and the efficiency of our information technology enable us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

Outbound Logistics

Once an order is entered into our computer system, the order is usually picked and processed in the distribution center nearest to the customer. For customers located within the local delivery radius of a distribution center, our own trucks or third-party carriers will deliver the products directly to the customer the next business day (or same day, if needed). For customers located outside the local delivery radius of a distribution center, we deliver products via parcel delivery companies, such as UPS. Large orders, or orders that cannot be delivered via parcel delivery, are delivered by common carriers. In addition, portions of our sales are delivered direct from the supplier.

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

We buy our products from approximately 3,700 suppliers located in the United States and throughout the world. A majority of our purchases are primarily from domestic supplier partners with the remainder from foreign-based suppliers located primarily throughout Asia and South America. No individual supplier represented more than 7% of our total purchases during the fiscal year ended December 28, 2012.

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

Competition

The MRO product distribution industry is highly competitive. Competition in our industry is primarily based upon product line breadth, product availability, technology, service capabilities and price. We face significant competition from national and regional distributors, such as HD Supply, Ferguson and Grainger. These competitors market their products through the use of direct sales forces as well as direct marketing, websites and catalogs. In addition, we face competition from traditional channels of distribution such as retail outlets, small wholesalers and large warehouse stores, including Home Depot and Lowe’s. We also compete with buying groups formed by smaller distributors, internet-based procurement service companies, auction businesses and trade exchanges.

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

Trademarks and Other Intellectual Property

We have registered and nonregistered trade names, trademarks and service marks covering the principal brand names and product lines under which our products are marketed, including AF Lighting®, AmSan®, Appeal®, Barnett®, CleanSource®, Copperfield®, Hardware Express®, JanPakSM , LeranSM, Maintenance USA®, Premier®, ProPlus®, Renown®, Renovations Plus®, Sexauer®, SunStar Lighting®, Trayco®, U.S. Lock®, and Wilmar®. We also own several patents for products manufactured and marketed by us, primarily under our Copperfield® brand. We believe that our trademarks and other intellectual property rights are important to our success and our competitive position. Accordingly, our policy is to pursue and maintain registration of our trade names, trademarks and other intellectual property whenever appropriate and to oppose vigorously any infringement or dilution of our trade names, trademarks or other intellectual property.

Employees

As of December 28, 2012, we had approximately 4,100 employees. We believe that our employee relations are satisfactory.

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

ITEM 1A. Risk Factors

The following risk factors should be read carefully in connection with evaluating us and this Annual Report on Form 10-K. Certain statements in ‘‘Risk Factors’’ are forward-looking statements. See ‘‘Forward-Looking Statements’’ above.

Risks Relating to Our Business

We operate in a highly competitive industry, and if we are unable to compete successfully we could lose customers and our sales may decline.

The MRO product distribution industry is highly competitive. We face significant competition from national and regional distributors that market their products through the use of direct sales forces as well as direct marketing, websites and catalogs. In addition, we face competition from traditional channels of distribution such as retail outlets, small wholesalers and large warehouse stores and from buying groups formed by smaller distributors, internet-based procurement service companies, auction businesses and trade exchanges. We expect that new competitors may develop over time as internet-based enterprises become more established and reliable and refine their service capabilities.

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

Financial markets in the United States, Europe and Asia experienced substantial disruption from the second half of 2008 through early 2010, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. During this time period, governments took unprecedented actions intended to address these market conditions and the effectiveness of these actions is not yet fully known. Although macroeconomic conditions in the United States generally improved in 2012, the overall health of the economy remains fragile. High unemployment rates and continuing challenges in the housing sector, among other factors, continue to weigh on the economy.

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

The residential facilities market is impacted by trends in home improvement, home remodeling and new home construction. Trends in these areas are in turn dependent upon a number of factors, including demographic trends, interest rates, credit markets, tax policy, employment levels, consumer confidence and the general economy. Unfavorable changes in demographics or a weakening of the national economy or of any regional or local economy in which we operate could adversely affect consumer spending, result in decreased demand for repair, improvement, remodeling or construction products and adversely affect our business.

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

As with goodwill, we test our indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We estimate the fair value of the trademarks based on an income valuation model using the relief from royalty method, which requires assumptions related to projected revenues from our annual long-range plan, assumed royalty rates that could be payable if we did not own the trademarks, and a discount rate.

We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on our financial condition and consolidated results of operations.

Fluctuations in the cost of raw materials, fuel prices or currency exchange rates could significantly reduce our revenues and profitability.

As a distributor of manufactured products, our profitability is related to the prices we pay to the manufacturers from which we purchase our products and to the cost of transporting the products to us and our customers. The price that our suppliers charge us for our products is dependent in part upon the availability and cost of the raw materials used to produce those products. Such raw materials are often subject to price fluctuations, frequently due to factors beyond our control, including changes in supply and demand, general U.S. and international economic conditions, labor costs, competition and government regulations. Increases in the cost of raw materials, such as copper, oil, stainless steel, aluminum, zinc, plastic and polyvinyl chloride ("PVC") and other commodities and raw materials have occurred in the past and adversely impacted our operating results. Transportation prices are significantly dependent on fuel prices, which generally change due to factors beyond our control, such as changes in worldwide demand, disruptions in supply, changes in the political climate in the Middle East and other regions and changes in government regulations, including existing and pending legislation and regulations relating to climate change. For example, efforts to combat climate change through reduction of greenhouse gases may result in higher fuel costs through taxation or other means. Fluctuations in raw materials and fuel prices may increase our costs and significantly reduce our revenues and profitability. The nature and extent of such an impact is difficult to predict, quantify and measure. To the extent the costs of products increase or decrease, the prices we charge for our products may correspondingly increase or decrease, adversely affecting our revenues and profitability.

In addition, many of our suppliers incur costs of production in non-U.S. currencies. Accordingly, depreciation of the U.S. dollar against foreign currencies could increase the price we pay for these products. For example, a substantial portion of our products are sourced from suppliers in China and the value of the Chinese Yuan has increased relative to the U.S. dollar since July 2005, when it was allowed to fluctuate against a basket of foreign currencies. Most experts believe that the value of the Yuan will continue to increase relative to the U.S. dollar over the next few years. Such a move would most likely result in an increase in the cost of products that are sourced from suppliers in China.

Loss of supplier agreements, lack of product availability or loss of delivery sources could decrease our revenues and profitability.

Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers or other suppliers. While in many instances we have agreements, including supply chain agreements, with our suppliers, these agreements are generally terminable by either party on limited notice. Even though we can replace each of our suppliers and no individual supplier represented more than 7% of our total purchases during the fiscal year ended December 28, 2012, the loss of several supplier agreements, or a substantial decrease in the availability of products from our suppliers, could have a short-term material impact on our business.

In addition, supply interruptions could arise from shortages of raw materials, labor disputes, natural or man-made disasters, or weather conditions affecting products or shipments, transportation disruptions or other factors beyond our control. Loss of a key foreign supplier could disrupt our supply chain for approximately 60 to 90 days, or longer, and loss of key suppliers from an individual country could result in disruptions of approximately 120 to 150 days, or longer. Short and long-term disruptions in our supply chain would result in higher inventory levels as we replace similar products domestically, a higher cost of product and ultimately a decrease in our revenues and profitability. Although we are not substantially dependent on any individual supplier, a disruption in the timely availability of our product by our key suppliers could result in a decrease in our revenues and profitability.

A change in supplier rebates could adversely affect our income and gross margins.

The terms on which we purchase products from many of our suppliers entitle us to receive a rebate based on the volume of our purchases. These rebates effectively reduce our costs for products. If market conditions change, suppliers may adversely change the terms of some or all of these programs. Although these changes would not affect the recorded costs of products already purchased, they may lower our gross margins on products we sell or income we realize in future periods. Further, if we fail to meet specified volume thresholds for certain suppliers, we may not receive the most favorable rebates available, which could increase our expected costs and decrease our gross margins.

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

China’s turnover tax system consists of value-added tax ("VAT"), consumption tax and business tax. Export sales are exempted under VAT rules and an exporter who incurs input VAT on the manufacture of goods can claim a tax rebate from Chinese tax authorities. Currently, our Chinese suppliers benefit from the tax rebates that China provides them to export their products. If these tax rebates are reduced or eliminated, some of our Chinese-sourced products could become more expensive for us, thereby reducing our profitability.

We could face potential product quality and product liability claims relating to the products we distribute, as well as other legal claims, which could result in a decline in revenues and profitability and negatively impact customer confidence.

We rely on manufacturers and other suppliers to provide us with the products we sell and distribute. As we do not have direct control over the quality of the products manufactured or supplied by such third party suppliers, we are exposed to risks relating to the quality of the products we distribute. It is possible that inventory from a manufacturer or supplier could be sold to our customers and later be alleged to have quality problems or to have caused personal injury or property damage, subjecting us to potential claims from customers or third parties. The risk of claims may be greater with respect to our exclusive brand products, as these products are customarily manufactured by third party suppliers outside the United States, particularly in China. We have been subject to claims in the past, which have been resolved without material financial impact. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant time periods, regardless of the ultimate outcome, and could result in settlement payments and adjustments not covered by or in excess of insurance. In addition, we may not be able to obtain insurance on terms acceptable to us or at all. An unsuccessful product liability defense could be very costly and could result in a decline in revenues and profitability. In addition, uncertainties with respect to the Chinese legal system may adversely affect us in resolving claims arising from our exclusive brand products manufactured in China. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Finally, even if we are successful in defending any claim relating to the products we distribute, claims of this nature could negatively impact customer confidence in our products and our company.

We also operate a large fleet of trucks and other vehicles and therefore face the risk of accidents. While we currently maintain insurance coverage to address a portion of these types of liabilities, we cannot make assurances that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims.
We are involved from time to time in a number of legal proceedings, including government inquiries and investigations, as well as product liability, employment, tort and other litigation. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies. Defending against these lawsuits and proceedings may involve significant expense and diversion of management's attention and resources from other matters.
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

Information technology plays an increasingly important role in the distribution industry and is central in maintaining a competitive advantage. We have long recognized the importance of technology and have consistently invested in information technology to differentiate ourselves from our competitors and make us even more relevant to customers. The pace of this investment is expected to continue, and most likely increase, as we continue to improve our business through the deployment of new technology. Future technology enhancements - which may be required to achieve our long-term growth plans - are continually planned in many areas of our business. These enhancements may require substantial capital expenditures, and the implementation of any new technology carries execution and operational risk.

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

Our 10 largest customers generated approximately $90.0 million, or approximately 6.8%, of our sales in the fiscal year ended December 28, 2012, and our largest customer accounted for approximately 1.3% of our sales in the fiscal year ended December 28, 2012. The loss of one or more of our significant customers or deterioration in our relations with any of them could significantly reduce our revenues and profitability.

We cannot assure you that we will be able to successfully complete the integration of our recent acquisitions of JanPak and CleanSource, or any future acquisitions or manage other consequences of our acquisitions, which could impede our ability to remain competitive and, ultimately, our revenues and profitability.

Acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into our business, difficulties associated with information technology conversions, the potential loss of key employees, customers or suppliers, the assumption of liabilities and exposure to unforeseen liabilities of acquired companies, the difficulties in achieving target synergies and the diversion of management attention and resources from existing operations. We may not be able to fully integrate the operations of JanPak and CleanSource, or any future acquired businesses with our own in an efficient and cost-effective manner or without significant disruption to our existing or acquired operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could impede our ability to remain competitive and, ultimately, impact our revenues and profitability.

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

To ensure timely delivery of our products to our customers, we frequently rely on third parties, including couriers such as UPS and other national shippers as well as various local and regional trucking contractors and logistics consulting and management companies. Outsourcing this activity generates a number of risks, including decreased control over the delivery process and service timeliness and quality. Any sustained inability of these third parties to deliver our products to our customers could result in the loss of customers or require us to seek alternative delivery sources, if they are available, which may result in significantly increased costs and delivery delays. Furthermore, the need to identify and qualify substitute service providers or increase our internal capacity could result in unforeseen operational problems and additional costs. Moreover, if demand for our products increases, we may be unable to secure sufficient additional capacity from our current service providers, or others, on commercially reasonable terms, if at all.

Disruption in our distribution centers could significantly lower our revenues and profitability.

Our distribution centers are essential to the efficient operation of our national distribution network. Any serious disruption to these distribution centers due to fire, earthquake, severe weather, act of terrorism or any other cause could damage a significant portion of our inventory. In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace these centers. As a result, any such disruption could significantly lower our revenues and profitability.

We may be unable to retain senior executives and attract and retain other qualified employees, which might hinder our growth and could impede our ability to run our business and potentially reduce our revenues and profitability.

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

We may not be able to protect our trademarks and service marks, which could diminish the strength of our trademarks or limit our ability to use our trademarks and, accordingly, undermine our competitive position.

We believe that our trademarks (including both trademarks and service marks) are important to our success and our competitive position. For instance, we market and sell products primarily through fourteen distinct and targeted brands: Wilmar®, Barnett®, AmSan®, JanPakSM , CleanSource®, Sexauer®, Hardware Express®, Copperfield®, Maintenance USA®, U.S. Lock®, SunStar®, LeranSM, Trayco®, and AF Lighting®. We believe many of our customers have developed strong consumer loyalty to these targeted brands. Accordingly, we devote resources to the establishment and protection of our trademarks and our exclusive brand products. However, the actions we have taken may be inadequate to prevent imitation and/or infringement of our trademarks by others or to prevent others from claiming violations of their trademarks and proprietary rights by us. Our rights in our trademarks are subject to rights of others whose actual or constructive use of such trademark (or a confusingly similar mark) commenced before the date our rights vested. Future actions by third parties may diminish the strength of our trademarks or limit our ability to use our trademarks and, accordingly, undermine our competitive position.

Certain private equity investment funds affiliated with GS Capital Partners VI Fund, L.P. and its related entities (“GS Capital Partners”) and P2 Capital Partners, LLC and its related entities (“P2 Capital Partners”) own a significant majority of our equity, and their interests may not be aligned with our note holders or creditors.

GS Capital Partners and P2 Capital Partners own substantially all of our equity. These private equity investment funds have the power, subject to certain exceptions, to direct our affairs and policies and to elect the majority of the members of our Board of Directors. Through such representation on our Board of Directors, they are able to substantially influence the appointment of management and entry into extraordinary transactions, including mergers and sales of assets.
The interests of GS Capital Partners and P2 Capital Partners could conflict with the interests of the note holders or creditors. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of GS Capital Partners and P2 Capital Partners as equity holders might conflict with the interests of the note holders or creditors. GS Capital Partners and P2 Capital Partners may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, although such transactions might involve risks to the note holders or creditors. In addition, GS Capital Partners and P2 Capital Partners or their respective affiliates may in the future own businesses that directly or indirectly compete with ours or our suppliers or customers of ours.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

As of December 28, 2012, our total indebtedness was $823.6 million, of which $21.5 million represents the unamortized fair value premium recorded in connection with the Merger, $8.9 million was outstanding in the form of letters of credit and $0.7 million relates to capital lease obligations. As of December 28, 2012, we had $365.0 million HoldCo Notes outstanding, $300.0 million OpCo Notes outstanding, and $127.5 million outstanding on the ABL Facility. Also, as of December 28, 2012, we had $17.5 million of total cash and cash equivalents and $113.5 million in availability under the ABL Facility. Our substantial indebtedness could have important consequences to our financial health. For example it could:

•	make it more difficult for us to satisfy our obligations with respect to the HoldCo Notes, OpCo Notes, the ABL Facility, and our other indebtedness,

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business,

•
require us to dedicate a substantial portion of our cash flow from operations to debt service thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes,

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate,

•	place us at a competitive disadvantage compared to our competitors that are not as highly leveraged,

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds, and

•
result in an event of default if we fail to satisfy our obligations under the HoldCo Notes, OpCo Notes, the ABL Facility, or our other indebtedness or fail to comply with the financial and other restrictive covenants contained in the indentures, the ABL Facility, or our other debt; such event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on our assets securing such indebtedness.

We cannot be certain that our earnings will be sufficient to allow us to timely pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do. Our ability to incur additional debt will be limited by the terms and conditions of our credit facility. Any of the above listed factors could have a material adverse effect on our business, financial condition and results of operations.

The indentures governing the HoldCo Notes and OpCo Notes and the agreement governing the ABL Facility include restrictive and financial covenants that may limit our operating and financial flexibility.

The indentures governing the HoldCo Notes and OpCo Notes, and the agreement governing the ABL Facility, each contain covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest. These include restrictions on our ability to:

•	incur additional indebtedness,

•	pay dividends or distributions on, or redeem or repurchase, capital stock,

•	prepay, redeem or repurchase specified indebtedness,

•	merge, consolidate or sell assets or enter into other business combination transactions,

•	make acquisitions, capital expenditure investments or other investments,

•	enter into transactions with affiliates,

•	incur certain liens,

•	enter into sale-leaseback transactions,

•	use proceeds from sale of assets,

•	limit the payment of dividends by our subsidiaries, and

•	change our business.

In addition, the ABL Facility requires the Company and its restricted subsidiaries, on a consolidated basis, to maintain a fixed charge coverage ratio (defined as the ratio of EBITDA, as defined in the credit agreement, to the sum of cash interest, principal payments on indebtedness and accrued income taxes, dividends or distributions and repurchases, redemptions or retirement of the equity interest of the Company) of at least 1.00:1.00 when the excess availability is less than or equal to the greater of: (i) 10% of the total commitments under the ABL Facility; and (ii) $25.0 million.

Despite current indebtedness levels, we may still be able to incur substantial additional indebtedness.

We may be able to incur substantial additional indebtedness in the future to finance acquisitions, investments, or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. As of December 28, 2012, we were able to incur up to a maximum of $113.5 million in total additional indebtedness under the ABL Facility, based on year-end inventory and trade accounts receivable balances. Although the ABL Facility and the indentures governing the HoldCo Notes and OpCo Notes contain some limitations on our ability to incur indebtedness, we may still incur substantial indebtedness. If new indebtedness is added to our current indebtedness levels, the substantial leverage risks described above that we now face would intensify.

The volatility and disruption of the capital and credit markets may impair our access to sufficient capital.

We may not be able to obtain additional financing on favorable terms, or at all, as credit markets may be uncertain and potentially volatile. In addition, we may not be able to refinance our outstanding debt when due, which could have a material adverse effect on our business. Decreased access to the credit markets and other financing sources could also restrict our ability to make acquisitions and grow our business.

Furthermore, if our operating results, cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations. If we are unable to service our debt, we could be forced to reduce or delay planned capital expenditures, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of the actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. The terms of the ABL Facility and the indentures governing the HoldCo Notes and OpCo Notes will limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts, to refinance our indebtedness or to successfully undertake any of these other actions could have a material adverse effect on us.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We operate from 163 locations throughout the United States, Canada and Puerto Rico consisting of 70 distribution centers, 21 free-standing professional contractor showrooms, 59 vendor-managed inventory locations, ten administrative and support facilities and three cross-dock facilities.

We lease 98 properties. The majority of these leases are for varying term lengths up to five years. We own a call center located in Jacksonville, Florida and distribution centers in Long Island, New York, Louisville, Kentucky, and Bluefield, West Virginia, all of which have attached administrative and support facilities. We also own distribution centers in Bristol, Tennessee, and Piedmont, South Carolina. None of the owned properties are subject to any mortgages; however, our call center in Jacksonville, Florida is subject to a development agreement with the City of Jacksonville. Our 59 vendor-managed inventory locations are customer-specific locations whereby we assist those customers with their MRO inventory management process.

We believe that our properties are in good operating condition and adequately serve our current business operations.

The ranges in size of the locations we operate are as follows (not including vendor-managed inventory locations and cross-dock facilities):

	Size
	(in square feet)
Distribution centers	6,000	—	317,100
Professional contractor showrooms	2,600	—	33,700
Administrative and support facilities	3,200	—	72,900

The following table sets forth the states, territories and provinces in which we operate (not including vendor-managed inventory locations and cross-dock facilities):

Location	Distribution Centers	Professional Contractor Showrooms	Administrative and Support Locations
U.S. State
Alabama	2	—	1
Arizona	1	—	—
California	5	3	—
Colorado	3	1	—
Florida	5	5	2
Georgia	3	—	—
Illinois	3	—	—
Indiana	1	—	—
Iowa	—	1	2
Kansas	1	—	—
Kentucky	2	—	—
Louisiana	1	—	—
Massachusetts	1	1	—
Michigan	1	—	—
Minnesota	1	—	—
Missouri	—	1	—
Montana	—	2	—
Nebraska	1	—	1
Nevada	1	1	—
New Jersey	2	—	1
New York	1	—	1
North Carolina	3	—	—
Ohio	2	2	—
Oklahoma	2	—	1
Oregon	1	2	1
Pennsylvania	2	—	—
South Carolina	4	—	—
Tennessee	2	1	—
Texas	9	1	—
Utah	1	—	—
Virginia	1	—	—
Washington	4	—	—
West Virginia	2	—	—
Subtotal	68	21	10
U.S. Territory
Puerto Rico	1	—	—
Subtotal	1	—	—
Canadian Province
Ontario	1	—	—
Subtotal	1	—	—
Total	70	21	10

ITEM 3. Legal Proceedings

On May 10, 2011, we were named as a defendant in an action filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, which was subsequently removed to the United States District Court for the Northern District of Illinois. The complaint alleges that we sent thousands of unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“TCPA”). At the time of filing the complaint, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from us. Other reported TCPA claims have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances. Accordingly, we cannot reasonably estimate the amount of loss, if any, arising from this matter. We are vigorously contesting class action certification and liability, and will continue to evaluate our defenses based upon our internal review, advice from external legal counsel and investigation of prior events, new information, and future circumstances.

We are involved in various other legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material effect upon our consolidated financial statements.

Because the outcome of litigation is inherently uncertain, we may not prevail in these proceedings and we cannot estimate our ultimate exposure in such proceedings if we do not prevail. Accordingly, any rulings against us in the above proceedings could have a material adverse effect on our consolidated financial statements.

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

From December 16, 2004 through September 7, 2012, our common stock was publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “IBI”. Subsequent to the Merger Transaction, our outstanding common stock became privately-held, and therefore there is no established public trading market.

Holders

As of March 8, 2013, there were approximately 90 holders of record of our outstanding common stock.

Dividends

We have never declared dividends on our common stock. Our ability to declare and pay dividends on our common stock is subject to the requirements of Delaware law. In addition, we are a parent company with no business operations of our own. Accordingly, our sources of cash are dividends and distributions with respect to our ownership interest in Interline New Jersey that are derived from the earnings and cash flow generated by our businesses. Our ability to pay dividends to stockholders and the ability of Interline New Jersey to pay dividends to us is restricted under the ABL Facility, the HoldCo Notes, and the OpCo Notes. See Item 7. "Management's Discussion and Analysis - Liquidity and Capital Resources" for a more detailed description of our debt instruments.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

None.

ITEM 6. Selected Financial Data

The table below presents our selected historical consolidated financial data (in thousands) for 2012, 2011, 2010, 2009 and 2008. The information presented below should be read in conjunction with Item 7. “Management's Discussion and Analysis of Financial Conditions and Results of Operations” and the consolidated financial statements included elsewhere in this report.

	Successor	Predecessor
	For the period September 8, 2012 through December 28, 2012(1)(3)	For the period December 31, 2011 through September 7, 2012(2)	Fiscal Year Ended
			December 30, 2011(3)	December 31, 2010(3)(4)	December 25, 2009	December 26, 2008(3)
Income Statement Data:
Net sales	$404,593	$917,752	$1,249,484	$1,086,989	$1,059,278	$1,195,663
Cost of sales	256,349	584,033	787,017	672,745	665,327	746,037
Gross profit	148,244	333,719	462,467	414,244	393,951	449,626
Operating expenses(5)	168,011	292,165	378,493	339,060	334,717	360,659
Operating (loss) income	(19,767)	41,554	83,974	75,184	59,234	88,967
Interest and other expense, net	(19,180)	(15,132)	(22,463)	(16,948)	(17,330)	(26,284)
(Loss) gain on extinguishment of debt, net	—	(2,214)	—	(11,486)	1,257	2,775
(Loss) income before income taxes	(38,947)	24,208	61,511	46,750	43,161	65,458
Income tax (benefit) provision	(10,503)	11,384	23,837	18,829	17,073	24,625
Net (loss) income	$(28,444)	$12,824	$37,674	$27,921	$26,088	$40,833

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$4,350	$24,954	$72,868	$60,760	$144,282	$56,192
Investing activities	(913,965)	(15,244)	(28,966)	(71,131)	(14,515)	17,715
Financing activities	819,583	660	(33,715)	(2,016)	(93,560)	(15,844)
Capital expenditures	5,748	11,966	19,371	17,729	11,157	20,582

Balance Sheet Data (as of end of period):
Cash and cash equivalents	$17,505	N/A	$97,099	$86,981	$99,223	$62,724
Total assets	1,549,356	N/A	1,036,458	1,007,609	928,838	962,848
Total debt(6)	814,741	N/A	301,395	314,871	305,904	403,855
Stockholders' equity	357,470	N/A	514,445	496,232	451,735	420,073

Other Data:
Depreciation and amortization	$12,837	$17,707	$23,739	$20,612	$19,174	$17,414
Adjusted EBITDA(7)	37,328	84,132	117,158	107,094	88,986	113,591
____________________

(1)
As a result of the Merger, we applied the acquisition method of accounting, which established a new accounting basis as of September 8, 2012. The financial results for the period September 8, 2012 through December 28, 2012 represent the 16-week Successor Period subsequent to the Merger.

(2)
As a result of the Merger, we applied the acquisition method of accounting, which established a new accounting basis as of September 8, 2012. The financial results for the period December 31, 2011 through September 7, 2012 represent the 36-week Predecessor Period prior to the Merger.

(3)
We acquired JanPak in December 2012, NCP in January 2011, CleanSource in October 2010, and Eagle Maintenance Supply, Inc. (“Eagle”) in August 2008. Their results have been included in the financial statements since each respective acquisition date.

(4)	Fiscal year ended December 31, 2010 was a 53-week year. All other years presented were 52-week years, with the exception of 2012, which is presented as Successor and Predecessor Periods.

(5)
Included in operating expenses were Merger related costs of $39.6 million for the period September 8, 2012 through December 28, 2012 (Successor Period), and $19.0 million for the period December 31, 2011 through September 7, 2012 (Predecessor Period). There were no Merger related costs in 2011, 2010, 2009, nor 2008.

(6) Total debt represents the amount of our short-term debt and long-term debt and short and long-term capital leases.

(7)
We present EBITDA, as shown below, and Adjusted EBITDA herein because we believe it to be relevant and useful information to our investors since it is consistently used by our management to evaluate the operating performance of our business and to compare our operating performance with that of our competitors. Management also uses EBITDA and Adjusted EBITDA for planning purposes, including the preparation of annual operating budgets, and to determine appropriate levels of operating and capital investments. We utilize EBITDA and Adjusted EBITDA as a useful alternative to net (loss) income as an indicator of our operating performance compared to the Company's plan. However, EBITDA and Adjusted EBITDA are not measures of financial performance under accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, EBITDA and Adjusted EBITDA should not be used in isolation or as substitutes for other measures of financial performance reported in accordance with US GAAP, such as gross margin, operating income, net income, cash flows from operating, investing and financing activities or other income or cash flow statement data prepared in accordance with US GAAP.

EBITDA is defined as net (loss) income adjusted to:

•	exclude interest expense, net of interest income;

•	exclude (benefit) provision for income taxes; and

•	exclude depreciation and amortization.

Adjusted EBITDA is defined as EBITDA adjusted to:

•	exclude Merger related expenses associated with the acquisition of the Company by affiliates of GS Capital Partners and P2 Capital Partners;

•	exclude share-based compensation, which is comprised of non-cash compensation expense arising from the grant of equity incentive awards;

•
exclude loss (gain) on extinguishment of debt, net, which is comprised of gains and losses associated with specific significant financing transactions, such as tender premiums and transaction costs associated with the redemption of our 8 1/8% Senior Subordinated Notes due 2014 and writing off the related deferred financing costs as well as writing off the deferred financing costs associated with previous credit facilities;

•
exclude distribution center consolidations and restructuring costs, which are comprised of facility closing costs, such as lease termination charges, property and equipment write-offs and headcount reductions, incurred as part of the rationalization of our distribution network, as well as employee separation costs, such as severance charges, incurred as part of a restructuring; and

•
exclude acquisition-related costs, which includes our direct acquisition-related expenses, including legal, accounting and other professional fees and expenses arising from acquisitions, as well as severance charges and stay bonuses, offset by the fair market value adjustments to earn-outs.

We believe EBITDA and Adjusted EBITDA allow management and investors to evaluate our operating performance without regard to the adjustments described above which can vary from company to company depending upon the acquisition history, capital intensity, financing options and the method by which its assets were acquired. While adjusting for these items limits the usefulness of these non-GAAP measures as performance measures because they do not reflect all the related expenses we incurred, we believe adjusting for these items and monitoring our performance with and without them helps management and investors more meaningfully evaluate and compare the results of our operations from period to period and to those of other companies. Actual results could differ materially from those presented. We believe these items for which we are adjusting are not indicative of our core operating results. These items impacted net income over the periods presented, which makes direct comparisons between years less meaningful and more difficult without adjusting for them. While we believe that some of the items excluded in the calculation of EBITDA and Adjusted EBITDA are not indicative of our core operating results, these items did impact our income statement during the relevant periods, and management therefore utilizes EBITDA and Adjusted EBITDA as operating performance measures in conjunction with other measures of financial performance under US GAAP such as net income.

The reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable US GAAP financial measure, which is net (loss) income, is as follows (in thousands):

	Successor	Predecessor
	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012
			Fiscal Year Ended
			December 30, 2011	December 31, 2010	December 25, 2009	December 26, 2008
EBITDA
Net (loss) income	$(28,444)	$12,824	$37,674	$27,921	$26,088	$40,833
Interest expense, net	19,758	16,613	24,327	18,572	18,829	27,377
Income tax (benefit) provision	(10,503)	11,384	23,837	18,829	17,073	24,625
Depreciation and amortization	12,837	17,707	23,739	20,612	19,174	17,414
EBITDA	(6,352)	58,528	109,577	85,934	81,164	110,249
EBITDA Adjustments
Merger related expenses	39,641	19,049	—	—	—	—
Share-based compensation	2,945	3,922	5,935	4,533	3,794	3,782
Loss (gain) on extinguishment of debt, net	—	2,214	—	11,486	(1,257)	(2,775)
Distribution center consolidations and restructuring costs	484	323	1,354	4,676	4,612	2,335
Acquisition-related costs, net	610	96	292	465	673	—
Adjusted EBITDA	$37,328	$84,132	$117,158	$107,094	$88,986	$113,591

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with “Selected Financial Data” and our consolidated financial statements included elsewhere in this report. Some of the statements in the following discussion are forward‑looking statements. See “Forward‑Looking Statements” above. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including the risks described elsewhere in this report under "Risk Factors".

Overview

We are a leading national distributor and direct marketer of broad-line maintenance, repair and operations (“MRO”) products. We have one operating segment, the distribution of MRO products into the facilities maintenance end-market. We stock approximately 100,000 MRO products in the following categories: janitorial and sanitation (“JanSan”); plumbing; hardware, tools and fixtures; heating, ventilation and air conditioning (“HVAC”); electrical and lighting; appliances and parts; security and safety; and other miscellaneous maintenance products. Our products are primarily used for the repair, maintenance, remodeling, and refurbishment of non-industrial and residential facilities.

Our diverse facilities maintenance customer base includes institutions, such as educational, lodging, health care, and government facilities; multi-family housing, such as apartment complexes; and residential, such as professional contractors, and plumbing and hardware retailers. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

We market and sell our products primarily through fourteen distinct and targeted brands, each of which is recognized in the facilities maintenance markets they serve for providing quality products at competitive prices with reliable same-day or next-day delivery. The AmSan®, JanPakSM , CleanSource®, Sexauer®, and Trayco® brands generally serve our institutional facilities customers;
the Wilmar® and Maintenance USA® brands generally serve our multi-family housing facilities customers; and the Barnett®, Copperfield®, U.S. Lock®, SunStar®, Hardware Express®, LeranSM and AF Lighting® brands generally serve our residential facilities customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of approximately 800 field sales representatives, approximately 400 inside sales and customer service representatives, a direct marketing program consisting of catalogs and promotional flyers, brand‑specific websites, a national accounts sales program, and other supply chain programs, such as vendor managed inventory.

We deliver our products through our network of 70 distribution centers and 21 professional contractor showrooms located throughout the United States, Canada, and Puerto Rico, 59 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks and third party carriers. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

Merger Transaction

On September 7, 2012, pursuant to an Agreement and Plan of Merger dated as of May 29, 2012, Isabelle Holding Company Inc., a Delaware corporation, Isabelle Acquisition Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Parent, merged with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Immediately following the effective time of the Merger, Parent was merged with and into the Company with the Company surviving. Under the Merger Agreement, stockholders of the Company received $25.50 in cash for each share of Company common stock. The Merger was unanimously approved by Interline's Board of Directors and a majority of Interline's stockholders holding the outstanding shares of the common stock. See Note 3. Transactions to our audited consolidated financial statements included in this annual report for further information about the Merger Agreement. Prior to the Merger Date, the Company operated as a public company with its common stock traded on the New York Stock Exchange. As a result of the Merger, Interline's common stock became privately-held.

Our primary business activities remain unchanged after the Merger. As a result of the Merger, we applied the acquisition method of accounting and established a new accounting basis on September 8, 2012. Although the Company continued as the same legal entity after the Merger, since the financial statements are not comparable as a result of acquisition accounting, the results of operations and related cash flows are presented for two periods: the period prior to the Merger and the period subsequent to the Merger.

In connection with the Merger, we incurred significant indebtedness and became more leveraged. In addition, the purchase price paid in connection with the Merger has been allocated to recognize the acquired assets and liabilities at fair value. The purchase accounting adjustments have been recorded to: (i) establish intangible assets for our trademarks and customer relationships, and (ii) revalue our OpCo Notes to fair value. Subsequent to the Merger, interest expense and non-cash amortization charges have significantly increased. As a result, our Successor financial statements subsequent to the Merger are not comparable to our Predecessor financial statements.

Acquisitions

On December 11, 2012, Interline New Jersey acquired all of the outstanding stock of JanPak, Inc. ("JanPak") for $82.5 million in cash, subject to working capital and other closing adjustments. JanPak, which is headquartered in Davidson, North Carolina, is a large regional distributor of janitorial and sanitation supplies and packaging products, primarily serving property management and building service contractors as well as manufacturing, health care and educational facilities through 16 distribution centers across the Southeast and South Central United States. This acquisition represents an expansion of the Company's offering of JanSan products in the Southeastern, Mid-Atlantic, and South Central United States.

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

Refinancing Transactions

In connection with the Merger, the Company entered into the following financing transactions:

•	a new senior secured asset-based revolving credit facility totaling $275.0 million (the "ABL Facility");

•	the issuance of $365.0 million aggregate principal amount of senior notes (the "HoldCo Notes"); and

•	the modification of the $300.0 million senior subordinated notes due 2018 (the “OpCo Notes”).

Simultaneously with the closing of the Merger, the following occurred: the funding of the new ABL Facility, the release of the net proceeds of the $365.0 million HoldCo Notes from escrow, the termination of the Company's previous $225.0 million asset-based revolving credit facility, and the modification of the OpCo Notes. On November 16, 2010, Interline New Jersey completed a series of refinancing transactions, including an offering of the OpCo Notes. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Refinancing Transactions,” “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”, and Note 10. Debt included in Part II. Item 8 of this annual report for further information regarding our outstanding indebtedness.

As a result of the Merger, acquisitions and refinancing transactions described above, our historical financial results or results of operations may not be indicative of our financial results or results of operations in the future.

Purchases of Equity Securities by the Issuer

On August 15, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to an aggregate amount of $25.0 million of the Company's common stock. The Authorization did not have an expiration date and could be modified, suspended, or discontinued by the Board of Directors at any time, in accordance with applicable securities laws. As of December 30,

2011, the Company had repurchased 1,783,822 shares of common stock pursuant to the Authorization at an aggregate cost of $25.0 million, or an average cost of $14.01 per share, through open market transactions, thereby completing the amount of shares that may be purchased under the Authorization.

In connection with the Merger transaction, each share of common stock of Interline was canceled on September 7, 2012, and converted automatically into a right to receive $25.50 in cash, without interest.

Results of Operations

The following table presents information derived from the consolidated statements of operations expressed as a percentage of net sales in accordance with US GAAP. US GAAP requires that we separately present our results for the period September 8, 2012 through December 28, 2012 ("Successor Period") and for the period from December 31, 2011 through September 7, 2012 ("Predecessor Period"). Management believes reviewing our operating results for the fiscal years ended December 28, 2012 and December 30, 2011 by combining the results of the Predecessor and Successor periods is more useful in identifying trends in, or reaching conclusions regarding, our overall operating performance and performs reviews at that level. Accordingly, in addition to presenting our results of operations as reported in our consolidated financial statements in accordance with US GAAP, the table below presents the non-GAAP combined results for the fiscal years ended December 28, 2012 and December 30, 2011, which we also use to compute the percentage change to the prior year, as we believe this presentation provides a more meaningful basis for comparison of our results. The combined operating results may not reflect the actual results we would have achieved had the Merger closed prior to September 7, 2012, and may not be predictive of our future results of operations.

	% of Net Sales		Amount (in thousands)	% of Net Sales	Amount (in thousands)	% of Net Sales	% Increase (Decrease) Combined 2012 vs. 2011(1)
	Successor	Predecessor	Combined		Predecessor
	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the combined fiscal year ended December 28, 2012		For the fiscal year ended December 30, 2011
Net sales	100.0%	100.0%	$1,322,345	100.0%	$1,249,484	100.0%	5.8%
Cost of sales	63.4	63.6	840,382	63.6	787,017	63.0	6.8
Gross profit	36.6	36.4	481,963	36.4	462,467	37.0	4.2

Operating Expenses:
Selling, general and administrative expenses	28.6	27.8	370,942	28.1	354,754	28.4	4.6
Depreciation and amortization	3.2	1.9	30,544	2.3	23,739	1.9	28.7
Merger related expenses	9.8	2.1	58,690	4.4	—	—	NM
Total operating expenses	41.5	31.8	460,176	34.8	378,493	30.3	21.6
Operating (loss) income	(4.9)	4.5	21,787	1.6	83,974	6.7	(74.1)

Loss on extinguishment of debt, net	—	(0.2)	(2,214)	(0.2)	—	—	NM
Interest expense	(4.9)	(1.8)	(36,404)	(2.8)	(24,355)	(1.9)	49.5
Interest and other income	0.1	0.2	2,092	0.2	1,892	0.2	10.6
Income before income taxes	(9.6)	2.6	(14,739)	(1.1)	61,511	4.9	(124.0)
Income tax (benefit) provision	(2.6)	1.2	881	0.1	23,837	1.9	(96.3)
Net (loss) income	(7.0)%	1.4%	$(15,620)	(1.2)%	$37,674	3.0%	(141.5)%
____________________

(1)	Percent increase (decrease) represents the actual change as a percentage of the prior year’s result.
NM - Not Meaningful

The following discussion refers to the term average daily sales and average organic daily sales. Average daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time. Average organic daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period. For a reconciliation of average organic daily sales growth to US GAAP-based financial measures, see “Reconciliation of Average Organic Daily Sales to Net Sales” table below.

    Overview. During the combined fiscal year ended December 28, 2012, our sales increased 5.8% in total and 6.2% on an average daily sales basis, primarily reflecting the impact of continued economic improvements across our facilities maintenance end-market, combined with our continued investments in our sales forces, our information technology, and our acquisitions of JanPak and NCP. On an organic basis, our sales increased 4.5% and on an average organic daily sales basis, our sales increased by 4.9%. Sales to our institutional facilities customers, which made up 45% of our total sales, increased 8.5% in total, 5.4% on an average organic sales basis, and increased 5.9% on an average organic daily sales basis. Sales to our multi-family housing facilities customers, which made up 32% of our total sales, increased 7.9% in total and increased 8.3% on an average daily sales basis. Sales to our residential facilities customers, which made up 23% of our total sales, decreased 1.1% in total and decreased 0.8% on an average daily sales basis. We believe we are starting to more fully realize the benefits of our efforts to strengthen our business, improve our competitive position, and enhance our market capabilities. We expect these trends to continue into 2013 as we continue our investments in our sales force and other key areas of our business.

Operating income as a percentage of net sales was 1.6% in the combined fiscal year ended 2012 compared to 6.7% in the comparable prior year period. Excluding expenses associated with the Merger, operating income was 6.1% of sales in the combined fiscal year ended 2012. The decrease in operating income as a percentage of sales is primarily a result of the Merger related expenses, lower gross profit margins related to changes in customer and product mix, and to a lesser extent, some product cost pressure as compared to the prior year, and higher depreciation and amortization expense, which was predominately driven by the Merger, offset in part by lower selling, general and administrative ("SG&A") expenses as a percentage of sales.

Net loss as a percentage of net sales was 1.2% in the combined fiscal year ended 2012 compared to net income as a percent of sales of 3.0% in the comparable prior year period largely as a result of the impact of the costs associated with the Merger.

Combined Fiscal Year Ended December 28, 2012 Compared to Fiscal Year Ended December 30, 2011

Net Sales. Net sales increased by $72.9 million, or 5.8%, to $1,322.3 million in the combined fiscal year ended December 28, 2012 from $1,249.5 million in the fiscal year ended December 30, 2011. The increase in sales is primarily attributable to sales of $47.1 million from net increases in sales to our institutional facilities customers, including $16.9 million from acquisitions, plus $30.4 million from net increases in sales to our multi-family housing facilities customers, partially offset by a decrease in sales to our residential facilities customers of $3.6 million. On an organic basis, our sales increased 4.5%, and on an average organic daily sales basis, our sales increased 4.9%. On an uncombined basis, net sales decreased by $844.9 million and $331.7 million for the period September 8, 2012 through December 28, 2012 and the period December 31, 2011 through September 7, 2012, respectively, as compared to the prior fiscal year ended December 30, 2011. These decreases are directly attributable to the comparison of 76 selling days in the current year Successor Period and 177 selling days in the current year Predecessor Period, with 254 selling days in the prior year Predecessor Period.

Gross Profit. Gross profit increased by $19.5 million, or 4.2%, to $482.0 million in the combined fiscal year ended December 28, 2012 from $462.5 million in the fiscal year ended December 30, 2011. Our gross profit margin decreased 60 basis points to 36.4% for the combined fiscal year ended December 28, 2012 compared to 37.0% for the fiscal year ended December 30, 2011. This decrease in gross profit margin was related to our acquisitions, which accounted for 20 basis points of the decrease in gross profit margins, while the remaining decline was primarily attributable to changes in customer and product mix, and to a lesser extent some product cost pressure as compared to the prior year. On an uncombined basis, gross profit decreased by $314.2 million and $128.7 million for the period September 8, 2012 through December 28, 2012 and the period December 31, 2011 through September 7, 2012, respectively, as compared to the prior fiscal year ended December 30, 2011. These decreases are directly attributable to the comparison of 76 selling days in the current year Successor Period and 177 selling days in the current year Predecessor Period, with 254 selling days in the prior year Predecessor Period.

Selling, General and Administrative Expenses. SG&A expenses increased by $16.2 million, or 4.6%, to $370.9 million in the combined fiscal year ended December 28, 2012 from $354.8 million in the fiscal year ended December 30, 2011. As a percentage of net sales, SG&A decreased 30 basis points to 28.1% for the combined fiscal year ended December 28, 2012 compared to 28.4% for the fiscal year ended December 30, 2011. The decrease in SG&A expenses as a percentage of sales is primarily due to lower bad debt expense, lower occupancy costs, and lower delivery costs as a percentage of sales as a result of the sales growth discussed above. On an uncombined basis, SG&A decreased by $239.2 million and $99.3 million for the period September 8, 2012 through December 28, 2012 and the period December 31, 2011 through September 7, 2012, respectively, as compared to the prior fiscal year ended December 30, 2011. These decreases are directly attributable to the comparison of 80 expense days in the current year Successor Period and 180 expense days in the current year Predecessor Period, with 260 expense days in the prior year Predecessor Period.

Depreciation and Amortization. Depreciation and amortization expense increased by $6.8 million, or 28.7%, to $30.5 million in the combined fiscal year ended December 28, 2012 from $23.7 million in the fiscal year ended December 30, 2011. As a percentage of net sales, depreciation and amortization was 2.3% and 1.9% for the combined fiscal year ended December 28, 2012 and December 30, 2011, respectively. The increase in depreciation expense was due to higher capital spending associated with our information technology infrastructure and distribution center consolidation and integration efforts that occurred during the last three years. The increase in amortization expense is primarily driven by the incremental amortization of the fair value adjustments for the definite-lived intangible asset values recorded as a result of the Merger. On an uncombined basis, depreciation and amortization decreased by $10.9 million and $6.0 million for the period September 8, 2012 through December 28, 2012 and the period December 31, 2011 through September 7, 2012, respectively, as compared to the prior fiscal year ended December 30, 2011. These decreases are directly attributable to the comparison of 80 expense days in the current year Successor Period and 180 expense days in the current year Predecessor Period, respectively, with 260 expense days in the prior year Predecessor Period, offset in part by the increase in amortization on the definite-lived intangibles identified in connection with the Merger.

Merger related expenses. Merger related expenses incurred in the combined fiscal year ended December 28, 2012 of $58.7 million are comprised of professional fees of $22.4 million, share-based compensation of $18.3 million, fees paid to our sponsors of $10.0 million, transaction related compensation of $6.8 million, and other costs of $1.2 million, all incurred as a direct result of the Merger.

Operating (loss) income. As a result of the foregoing, operating income decreased by $62.2 million, or 74.1%, to $21.8 million in the combined fiscal year ended December 28, 2012 from $84.0 million in the fiscal year ended December 30, 2011.

Loss on extinguishment of debt. In connection with the termination of the previous asset-based revolving facility, $2.2 million of unamortized deferred debt financing costs were written off during the third quarter, in the Predecessor Period.

Interest Expense. Interest expense increased $12.0 million, or 49.5%, to $36.4 million in the combined fiscal year ended December 28, 2012 from $24.4 million in the fiscal year ended December 30, 2011. The increase in interest expense is directly attributable to the borrowings made under the ABL Facility and the issuance of the HoldCo Notes to finance the Merger transactions, and the incremental interest associated with the modification of the OpCo Notes as more fully discussed in "Liquidity and Capital Resources" below. On an uncombined basis, interest expense decreased by $4.6 million and $7.7 million for the period September 8, 2012 through December 28, 2012 and the period December 31, 2011 through September 7, 2012, respectively, as compared to the prior fiscal year ended December 30, 2011. These decreases are directly attributable to the comparison of 80 expense days in the current year Successor Period and 180 expense days in the current year Predecessor Period, respectively, with 260 expense days in the prior year Predecessor Period, offset in part by the increase in interest expense as a result of the financing transactions discussed above.

Income tax (benefit) provision. Income taxes decreased by $23.0 million, or 96.3%, to a provision of $0.9 million in the combined fiscal year ended December 28, 2012 as compared to $23.8 million in the fiscal year ended December 30, 2011. The effective tax rate for the period September 8, 2012 through December 28, 2012 and the period December 31, 2011 through September 7, 2012, respectively, as compared to the prior fiscal year ended December 30, 2011 was 27.0%, 47.0% and 38.8%, respectively. The change in the effective tax rate is caused by the non-deductibility of certain Merger related expenses.

	Amount (in thousands)	% of Net Sales	Amount (in thousands)	% of Net Sales	% Increase (Decrease) 2011 vs. 2010(1)
	Predecessor
	For the fiscal year ended December 30, 2011		For the fiscal year ended December 31, 2010
Net sales	$1,249,484	100.0%	$1,086,989	100.0%	14.9%
Cost of sales	787,017	63.0	672,745	61.9	17.0
Gross profit	462,467	37.0	414,244	38.1	11.6

Operating Expenses:
Selling, general and administrative expenses	354,754	28.4	318,820	29.3	11.3
Depreciation and amortization	23,739	1.9	20,240	1.9	17.3
Total operating expenses	378,493	30.3	339,060	31.2	11.6
Operating income	83,974	6.7	75,184	6.9	11.7

Loss on extinguishment of debt, net	—	—	(11,486)	(1.1)	(100.0)
Interest expense	(24,355)	(1.9)	(18,710)	(1.7)	30.2
Interest and other income	1,892	0.2	1,762	0.2	7.4
Income before income taxes	61,511	4.9	46,750	4.3	31.6
Income tax provision	23,837	1.9	18,829	1.7	26.6
Net income	$37,674	3.0%	$27,921	2.6%	34.9%
____________________

(1)	Percent increase (decrease) represents the actual change as a percentage of the prior year’s result.

Fiscal Year Ended December 30, 2011 Compared to Fiscal Year Ended December 31, 2010

Net Sales. Net sales increased by $162.5 million during 2011 to $1,249.5 million from $1,087.0 million in 2010, an increase of 14.9%, primarily attributable to the CleanSource and NCP acquisitions. Organic sales were $1,105.8 million in 2011 and $1,087.0 million in 2010, a 1.7% increase primarily due to modest economic improvements across our end-markets and incremental sales resulting from the addition of sales force personnel, offset somewhat by three fewer shipping days during the fiscal year ended December 30, 2011 compared to the fiscal year ended December 31, 2010. Average organic daily sales increased 2.9% resulting from a 3.4% increase in sales to our facilities maintenance customers and a 3.2% increase in sales to our professional contractor customers partially offset by a 0.2% decrease in sales to our specialty distributor customers. We believe our average organic daily sales increase is associated with modest economic improvements throughout our end-markets and incremental sales resulting from the addition of sales force personnel.

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

Loss on Extinguishment of Debt. There was no extinguishment of debt during 2011. During 2010, we repurchased $137.3 million of the 8 1/8% Notes and repaid the indebtedness under our prior credit facility. The remaining $13.4 million of the 8 1/8% Notes were redeemed on January 3, 2011. The 8 1/8% Notes were redeemed at an average price of 104.256% of par. In connection with the redemption of the 8 1/8% Notes and the repayment of the prior credit facility, we recorded a loss on early extinguishment of debt of $11.5 million. The loss was comprised of $6.9 million in tender premiums and transaction costs associated with the redemption of the 8 1/8% Notes and a non-cash charge of $4.6 million in deferred financing costs and original issue discount written-off associated with the redemption of the 8 1/8% Notes and the repayment of the prior credit facility.

Interest Expense. Interest expense increased by $5.6 million to $24.4 million in 2011 from $18.7 million in 2010. This increase was primarily due to a higher weighted average interest rate as our ratio of fixed versus floating rate debt increased from the series of refinancing transactions completed on November 16, 2010, which extended our debt maturities.

Income Tax Provision. The effective tax rate was 38.8% in 2011 compared to 40.3% in 2010. The decrease in the effective tax rate was primarily due to the prior year impact from our refinancing transaction, the reduction of the write-off of deferred tax assets associated with share-based compensation arising from stock options that were forfeited due to employee terminations, and a reduction in non-deductible and other expenses, partially offset by an increase in state income taxes.

Reconciliation of Average Organic Daily Sales to Net Sales

Average organic daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period. The computation of average organic daily sales for each fiscal year shown below is as follows (dollar amounts in thousands):

	Combined(1)	Predecessor
	December 28, 2012	December 30, 2011	% Variance	December 30, 2011	December 31, 2010	% Variance
Net sales	$1,322,345	$1,249,484	5.8%	$1,249,484	$1,086,989	14.9%
Less acquisitions	(16,942)	—		(143,652)	—
Organic sales	$1,305,403	$1,249,484	4.5%	$1,105,832	$1,086,989	1.7%

Daily sales:
Ship days	253	254		254	257
Average daily sales(2)	$5,227	$4,919	6.2%	$4,919	$4,230	16.3%
Average organic daily sales(3)	$5,160	$4,919	4.9%	$4,354	$4,230	2.9%
____________________

(1)
The computation of average daily sales is performed using combined Predecessor and Successor net sales, as we believe that there was no impact to net sales as a result of the Merger and we also believe that it is more useful in identifying trends in, or reaching conclusions regarding, our overall operating performance.

(2)	Average daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time.

(3)
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

Seasonality

We experience some seasonal fluctuations as sales of our products typically increase in the second and third fiscal quarters of the year due to increased apartment turnover and related maintenance and repairs in the multi-family residential housing sector during these periods. Typically, November, December and January sales are lower across most of our brands because customers may defer purchases at year-end as their budget limits are met and because of the winter holiday season between Thanksgiving Day and New Year's Day. Our Copperfield brand customarily experiences approximately two-thirds of its sales between July and December. As such, our first quarter sales and earnings typically tend to be lower than the remaining three quarters of the year. In addition, our working capital requirements in the second half of the year tend to be lower.

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

Interline New Jersey and the Company were in compliance with all covenants contained in the ABL Facility, OpCo Notes, and HoldCo Notes as of December 28, 2012.

As of December 28, 2012, we had $300.0 million of the OpCo Notes outstanding, plus a fair value premium of $21.5 million, $365.0 million of the HoldCo Notes outstanding, $127.5 million of the ABL Facility outstanding, and $113.5 million of availability under our ABL Facility, net of $8.9 million in letters of credit.

Liquidity

Historically, our capital requirements have been for debt service obligations, working capital requirements, including inventories, accounts receivable and accounts payable, acquisitions, the expansion and maintenance of our distribution network and upgrades of our information systems. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through cash flow generated from operating activities and funds borrowed under our credit facility. We expect our cash on hand, cash flow from operations and availability under our ABL Facility to be our primary source of funds in the future. Letters of credit, which are issued under our ABL Facility, are used to support payment obligations incurred for our general corporate purposes.

As of December 28, 2012, we had $113.5 million of availability under our ABL Facility, net of $8.9 million in letters of credit. We believe that cash and cash equivalents on hand, cash flow from operations and available borrowing capacity under our ABL Facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations in the foreseeable future.

Financial Condition

Working capital decreased by $14.7 million to $311.3 million as of December 28, 2012 from $325.9 million as of December 30, 2011. The decrease in working capital was mainly the resulting impact of the Merger transactions, as cash was used to fund the transactions, combined with an increase to accrued interest, due in part to the interest accrued on the HoldCo Notes. These items were offset in part by cash flows from operations.

Cash Flow

Operating Activities. Net cash provided by operating activities was $4.4 million for the period September 8, 2012 through December 28, 2012, $25.0 million for the period from December 31, 2011 through September 7, 2012, $72.9 million for the fiscal year ended December 30, 2011, and $60.8 million for the fiscal year ended December 31, 2010.

Successor. Net cash provided by operating activities of $4.4 million for the period September 8, 2012 through December 28, 2012 primarily consisted of net loss of $28.4 million, adjustments for non-cash items of $25.0 million and cash provided by working capital items of $7.8 million. Adjustments for non-cash items primarily consisted of $12.8 million in depreciation and amortization of property and equipment and intangible assets, which includes increased amortization on the incremental step-up in customer relationships recorded in connection with purchase accounting for the Merger, $10.0 million in share-based compensation associated with the modification of the rolled over options as a result of the Merger transactions as well as share-based compensation associated with options issued during the period, $2.0 million in deferred income taxes, $1.2 million of amortization of debt financing costs, and $0.5 million in provisions for doubtful accounts. These amounts were partially offset by $1.0 million in amortization of the fair value adjustment recorded to the OpCo Notes in connection with the Merger, and $0.3 million of amortization of financing costs. The cash provided by working capital items primarily consisted of $24.4 million from decreased trade receivables, net of changes in provision for doubtful accounts, resulting from timing of sales and collections, $10.7 million from increased trade payables balances as a result of the timing of purchases and related payments, and an $8.3 million increase in accrued interest due in part to interest on the ABL Facility and HoldCo Notes that were incurred in connection with the Merger, combined with the increase in the interest rate on the OpCo notes, as well as normal timing of accrual and payment activity on the OpCo Notes. The cash provided by working capital items was partially offset by $16.4 million from increased inventory levels primarily related to increased demand combined with opportunistic year-end purchases, $9.6 million from a decrease in accrued expenses and other current liabilities as a result of payment of costs associated with the Merger, timing of sales tax payments, and timing of other miscellaneous accrual and payment activity, $6.4 million from changes in income taxes, and $3.1 million in increased prepaid expenses and other current assets primarily as a result of timing of collections of rebates from our vendors.

Predecessor. Net cash provided by operating activities of $25.0 million for the period from December 31, 2011 through September 7, 2012 primarily consisted of net income of $12.8 million, adjustments for non-cash items of $39.3 million and cash used by working capital items of $27.2 million. Adjustments for non-cash items primarily consisted of $17.7 million in depreciation and amortization of property, equipment and intangible assets, $15.2 million in share-based compensation, which includes $11.2 million that was a result of the acceleration of share-based compensation in connection with the Merger transactions, $7.7 million in deferred income taxes, $2.2 million in loss on the extinguishment of debt recorded as a result of the extinguishment of the prior asset-based revolving credit facility, $1.3 million in provision for doubtful accounts, and $1.0 million in amortization of debt financing costs. These amounts were partially offset by $4.6 million in excess tax benefits from share-based compensation and $1.2 million of other items. The cash used by working capital items primarily consisted of $30.0 million from increased trade receivables, net of changes in provision for doubtful accounts, resulting from increased sales in the current year as compared to the prior year, $12.4 million from decreased trade payables balances as a result of the timing of purchases and related payments, and $4.0 million from changes in income taxes. The use of cash was partially offset by $8.8 million from increased accrued expenses and other current liabilities as a result of costs associated with the Merger, timing of sales tax payments, offset in part by lower payroll and incentive compensation accruals as compared to prior year-end due to timing of payments, $5.6 million from decreased inventory levels due to the normal sales activity and timing of purchases, and $3.9 million in accrued interest due to normal accrual and payment activity.

Net cash provided by operating activities of $72.9 million during the fiscal year ended December 30, 2011 primarily consisted of net income of $37.7 million, adjustments for non-cash items of $39.7 million and cash used by working capital items of $4.6 million. Adjustments for non-cash items primarily consisted of $23.7 million in depreciation and amortization of property, equipment and intangible assets, $7.7 million in deferred income taxes, $5.6 million in share-based compensation, net of excess tax benefits, $2.5 million in provisions for doubtful accounts, and $1.4 million in amortization of debt financing costs. These amounts were partially offset by $0.8 million of amortization of lease incentive obligations, and $0.5 million of other items. The cash used by working capital items primarily consisted of $13.4 million in increased inventory primarily as a result of increased demand and opportunistic year-end purchases, and $4.3 million from increased trade receivables resulting from increased sales in the current year as compared to the prior year. The use of cash was partially offset by $9.5 million from increased trade payables balances as a result of the timing of purchases and related payments, $2.5 million in decreased prepaid expenses and other current assets primarily from lower rebates receivable, and $0.6 million from changes in income taxes.

Net cash provided by operating activities of $60.8 million during the fiscal year ended December 31, 2010 primarily consisted of net income of $27.9 million, adjustments for non-cash items of $44.7 million and cash used by working capital items of $16.0 million. Adjustments for non-cash items primarily consisted of $20.6 million in depreciation and amortization of property, equipment and intangible assets, including $0.4 million of depreciation recorded within cost of sales, $11.5 million loss on the early extinguishment of our 8 1/8% Notes, $5.7 million in provisions for doubtful accounts, $3.5 million in share-based compensation, net of excess tax benefits, $2.5 million in deferred income taxes and $1.1 million in amortization of debt financing costs. The cash used by working capital items primarily consisted of $22.7 million in increased inventory primarily as a result of increased demand, opportunistic year-end purchases and the stocking of our distribution centers in Chicago, Illinois; Jacksonville, Florida; and Philadelphia, Pennsylvania, $8.9 million in increased prepaid expenses and other current assets primarily from higher rebates receivable and $1.5 million from the increase in income taxes. The uses of cash were partially offset by $7.5 million from increased trade payables balances as a result of the timing of purchases and related payments, $5.2 million generated from trade receivables resulting from increased collections, and $2.5 million increased accrued expenses arising from the issuance of the OpCo Notes.

Investing Activities. Net cash used in investing activities was $914.0 million for the period September 8, 2012 through December 28, 2012, $15.2 million for the period from December 31, 2011 through September 7, 2012, $29.0 million in the fiscal year ended December 30, 2011 and $71.1 million for the fiscal year ended December 31, 2010.

Successor. Net cash used in investing activities for the period September 8, 2012 through December 28, 2012 was attributable to $825.7 million in cash paid to acquire the Company in connection with the Merger, $82.5 million for the acquisition of JanPak, and $5.7 million of capital expenditures made in the ordinary course of business.

Predecessor. Net cash used in investing activities for the period from December 31, 2011 through September 7, 2012 was attributable to $12.0 million of capital expenditures made in the ordinary course of business and $3.3 million related to the purchase of a business.

Net cash used in investing activities in the fiscal year ended December 30, 2011 was primarily attributable to $19.4 million of capital expenditures made in the ordinary course of business and $9.7 million in costs related to purchases of businesses.

Net cash used in investing activities during the fiscal year ended December 31, 2010 was attributable to $54.8 million in costs related to purchases of businesses, $17.7 million in capital expenditures made in the ordinary course of business and $1.4 million in net sales and maturities of short-term investments comprised of pre-refunded municipal bonds secured by U.S. Treasury securities.

Financing Activities. Net cash provided by financing activities totaled $819.6 million for the period September 8, 2012 through December 28, 2012, $0.7 million for the period from December 31, 2011 through September 7, 2012, and net cash used in financing activities totaled $33.7 million for the fiscal year ended December 30, 2011 and $2.0 million for the fiscal year ended December 31, 2010.

Successor. Net cash provided by financing activities for the period September 8, 2012 through December 28, 2012 was attributable to $365.0 million in proceeds from the issuance of the HoldCo Notes in connection with the Merger, $350.9 million of equity proceeds in connection with the Merger, $217.5 million in proceeds from the ABL Facility, $1.5 million of proceeds from the issuance of common stock, and a $1.3 million net increase in purchase card payable, offset in part by $90.0 million in repayments on the ABL Facility, and $26.4 million in debt financing costs on the ABL Facility, OpCo Notes, and HoldCo Notes, which were incurred or modified in connection with the Merger.

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

Net cash used in financing activities during the fiscal year ended December 30, 2011 of $33.7 million was primarily attributable to $26.2 million in treasury stock purchases through the $25.0 million stock repurchase authorization from our Board of Directors and treasury stock acquired to satisfy minimum statutory tax withholding requirements resulting from the vesting or exercising of equity awards, the redemption of the remaining $13.4 million of our 8 1/8% Notes, and $0.6 million of payments on capital lease obligations, partially offset by a $5.5 million net increase in purchase card payable and $1.0 million of proceeds from stock options exercised and excess tax benefits from share-based compensation.

Net cash used in financing activities during the fiscal year ended December 31, 2010 was primarily attributable to our repayment of $156.2 million of term debt and capital lease obligations, our repurchase of $143.7 million of our 8 1/8% Notes, including payment of tender premiums and expenses, payment of $10.4 million of debt financing costs on our OpCo Notes, and net decrease in purchase card payable of $3.5 million offset by proceeds from the issuance of our OpCo Notes of $300.0 million and $11.7 million of proceeds from stock options exercised and excess tax benefits from share-based compensation, net of treasury stock acquired to satisfy minimum statutory tax withholding requirements resulting from the vesting or exercising of equity awards.

Capital Expenditures

Capital expenditures were $5.7 million for the period September 8, 2012 through December 28, 2012, and $12.0 million for the period from December 31, 2011 through September 7, 2012. Combined capital expenditures for the fiscal year ended December 28, 2012 were $17.7 million, compared to $19.4 million for the fiscal year ended December 30, 2011, and $17.7 million for the fiscal year ended December 31, 2010.

Capital expenditures as a percentage of net sales were 1.4% for the period September 8, 2012 through December 28, 2012, and 1.3% for the period from December 31, 2011 through September 7, 2012. Combined capital expenditures as a percentage of net sales for the fiscal year ended December 28, 2012 was 1.3%, compared to 1.6% for the fiscal year ended December 30, 2011, and 1.6% for the fiscal year ended December 31, 2010.

Capital expenditures during 2012, 2011, and 2010 were driven primarily by the continued consolidation of our distribution center network including the investments in larger more efficient distribution centers and enhancements to our information technology systems.

During the combined year ended December 28, 2012, we acquired leasehold improvements through non-cash lease incentives of $0.1 million. During 2011, we acquired $0.5 million of property in the form of leasehold improvements through lease incentives primarily associated with our Kansas City, Kansas distribution center and $0.5 million in office equipment through capital leases. During 2010, we acquired $2.5 million of property in the form of leasehold improvements through lease incentives primarily associated with our Chicago, Illinois; Jacksonville, Florida; and Philadelphia, Pennsylvania distribution centers.

Credit Facility

Concurrently with the closing of the Merger, Interline New Jersey and certain of its material wholly-owned domestic subsidiaries, as co-borrowers, entered into the ABL Facility with a syndicate of lenders that permits revolving borrowings in an aggregate principal amount of up to $275.0 million. The ABL Facility also provides for a sub-limit of borrowings on same-day notice referred to as swingline loans up to $30.0 million and a sub-limit for the issuance of letters of credit up to $45.0 million. Subject to certain conditions, the principal amount of the ABL Facility may be increased from time to time up to an amount which, in the aggregate for all such increases, does not exceed $100.0 million, in $25.0 million increments. There are no scheduled amortization payments due under the ABL Facility. The principal amount outstanding will be due and payable in full at maturity, on September 7, 2017. The ABL Facility replaces the $225.0 million asset-based revolving credit facility that was in place prior to the Merger. Debt financing costs capitalized in connection with the new ABL Facility were $5.6 million. Additionally, the Company recorded a loss on the extinguishment of the previous asset-based revolving facility in the amount of $2.2 million, comprised of the write-off of unamortized deferred debt financing costs.

Advances under the ABL Facility are limited to the lesser of (a) the aggregate commitments under the ABL Facility and (b) the sum of the following:

•	85% of the book value of eligible accounts receivable; plus

•	the lesser of (i) 70% of the lower of cost (net of rebates and discounts) or market value of eligible inventory; and (ii) 85% of the appraised net orderly liquidation value of eligible inventory;

•	minus certain reserves as may be established under the ABL Facility.

Obligations under the ABL Facility are guaranteed by the Company and each of the wholly-owned material subsidiaries of the co-borrowers under the ABL Facility. These obligations are primarily secured, subject to certain exceptions, by a first-priority security interest in substantially all of the existing and future personal property of the Company's U.S. subsidiaries. From September 7, 2012 until the quarter following the closing of the ABL Facility, borrowings will bear interest at a rate equal to LIBOR plus 1.75% in the case of Eurodollar revolving loans, and an applicable base rate plus 0.75% in the case of Alternate Base Rate ("ABR") loans.

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

The applicable rates for Category 2 and Category 3 described above will be subject to a 0.25% step-down from the spread described above if the fixed charge coverage ratio for the period of four consecutive fiscal quarters ending on the last day of the fiscal quarter most recently ended is greater than 1.50:1.00. As of December 28, 2012, the interest rate in effect with respect to the ABL Facility was 1.75% for the Eurodollar revolving loans and 3.75% for the ABR revolving loans.

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

The ABL Facility requires the Company and its restricted subsidiaries, on a consolidated basis, to maintain a fixed charge coverage ratio (defined as the ratio of EBITDA, as defined in the credit agreement, to the sum of cash interest, principal payments on indebtedness and accrued income taxes, dividends or distributions and repurchases, redemptions or retirement of the equity interest of the Company) of at least 1.00:1.00 when the excess availability is less than or equal to the greater of: (i) 10% of the total commitments under the ABL Facility; and (ii) $25.0 million.

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

OpCo Notes

The OpCo Notes are unconditionally guaranteed, jointly and severally, by the Company and Interline New Jersey's existing and future domestic subsidiaries that guarantee the ABL Facility (collectively the ''Guarantors''). The OpCo Notes are not guaranteed by any of Interline New Jersey's foreign subsidiaries.

In connection with the Merger, the OpCo Notes were amended to modify the definition of “Change of Control” and add a definition of “Permitted Holders” in the related indenture, which permitted the Merger to occur without triggering a “Change of Control” under the indenture governing the OpCo Notes. As consideration for these amendments, and in addition to a consent payment of $1.5 million, Interline New Jersey agreed to certain additional amendments that applied from and including the Merger date. These additional amendments included, among other items, increasing the interest rate on the OpCo Notes from 7.00% to 7.50% per annum, increasing the redemption price of the OpCo Notes for certain periods, making the OpCo Notes and the related guarantees rank equal in right of payment to all future incurrences of senior indebtedness (including the ABL Facility) and replacing the restriction on the incurrence of secured indebtedness contained in the anti-layering covenant with a covenant restricting Interline New Jersey and its restricted subsidiaries from incurring liens, other than permitted liens, without equally and ratably securing the OpCo Notes. Additionally, the OpCo Notes were remeasured to the fair value on the date of the Merger transactions, which resulted in a premium of $22.5 million that will be amortized through interest expense over the term of the notes using the effective interest method. Debt financing costs capitalized in connection with the modification of the OpCo Notes were $4.4 million, and the unamortized balance of the originally capitalized debt financing costs of $5.7 million were allocated to goodwill in connection with purchase accounting.

The OpCo Notes mature on November 15, 2018, and interest is payable on May 15 and November 15 of each year. Interline New Jersey has the option to redeem the OpCo Notes prior to November 15, 2013 at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the date of redemption. At any time on or after November 15, 2013, Interline New Jersey may redeem some or all of the OpCo Notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest. At any time prior to November 15, 2013, Interline New Jersey may, from time to time, redeem up to 35% of the aggregate principal amount of the OpCo Notes with the net cash proceeds received by Interline New Jersey from certain equity offerings at a price equal to 107.00% of the principal amount of the OpCo Notes redeemed, plus accrued and unpaid interest and additional interest, if any, to the redemption date, provided that the redemption occurs within 90 days of the closing date of such equity offering, and at least 65% of the aggregate principal amount of the OpCo Notes remain outstanding immediately thereafter.

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

HoldCo Notes

In connection with the Merger, Interline Delaware issued $365.0 million in aggregate principal amount of the HoldCo Notes due November 15, 2018. Debt financing costs capitalized in connection with the HoldCo Notes were $16.7 million.

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

Share Repurchases

In August 2011, the Company's Board of Directors authorized the repurchase of up to an aggregate of $25.0 million of the Company's outstanding common stock. Share repurchases made under this authorization were expected to be accomplished from time to time based on market conditions, the Company's cash and debt position, and other factors as determined by management. The Authorization did not have an expiration date and could be modified, suspended, or discontinued by the Board of Directors at any time, in accordance with applicable securities laws. Shares could be repurchased through open market or privately negotiated transactions. During the year ended December 30, 2011, the Company repurchased 1,783,822 shares of common stock pursuant to this authorization at an aggregate cost of $25.0 million, or an average cost of $14.01 per share, through open market transactions, which completed the share repurchases under the Authorization. The Company used cash flows from operating activities to pay the purchase price for the repurchased shares. The repurchased shares became treasury shares.

In connection with the Merger transaction, each share of common stock of Interline was canceled on September 7, 2012, and converted automatically into a right to receive $25.50 in cash, without interest.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth our contractual obligations as of December 28, 2012 (in thousands):

	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
ABL Facility(1)	$127,500	$—	$—	$127,500	$—
OpCo Notes	300,000	—	—	—	300,000
HoldCo Notes	365,000	—	—	—	365,000
Interest(2)	363,171	59,943	122,463	121,765	59,000
Operating leases	118,974	29,120	47,214	29,078	13,562
Capital leases	747	521	226	—	—
Employment agreements	5,374	4,962	412	—	—
Other(3)	746	256	362	128	—
Total contractual cash obligations(4)(5)	$1,281,512	$94,802	$170,677	$278,471	$737,562
____________________

(1)
Our ABL Facility calls for an unused commitment fee of 0.375%, which is excluded from the table. As of December 28, 2012, we had $8.9 million in letters of credit. See "Liquidity and Capital Resources" above for more information.

(2)	Average interest of 1.75% on the ABL Facility is based on the 30-day LIBOR rate, plus the applicable revolver Eurodollar spread. Actual interest could vary with changes in LIBOR.

(3)	Other includes deferred compensation and retirement plans and the fair market value of the earn-out related to an immaterial acquisition.

(4)
Trade accounts payable of $113.6 million are excluded from the table but are generally payable within 30 to 60 days. See Item 8. "Financial Statements and Supplementary Data" and the accompanying audited consolidated financial statements.

(5)
As more fully disclosed in Note 18. Income Taxes to our audited consolidated financial statements included in this report, as of December 28, 2012, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes totaling $1.5 million as of that date. As a result, this amount is not included in the table above.

As of December 28, 2012, except for operating leases and letters of credit, we had no material off-balance sheet arrangements.

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

Goodwill, Intangibles and Other Long-Lived Assets

Management assesses the recoverability of our goodwill and indefinite-lived identifiable intangibles on an annual basis. Management also assesses the recoverability of goodwill, identifiable intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant negative industry or economic trends; (3) a significant increase in competition; and (4) a significant increase in interest rates on debt. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed based on a weighting of both the present value of future projected cash flows (the “income approach”) and the use of comparative market multiples (the “market approach”). Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Impairment charges would be included in our statements of operations, and would result in reduced carrying amounts of the related assets in our balance sheets.

Share-Based Compensation

Under the fair value recognition provisions of US GAAP, share-based compensation cost is measured at the grant date based on the fair value of the award. For awards containing only service conditions, we recognize share-based compensation cost on a straight-line basis over the expected vesting period or to the retirement eligibility date, if less than the vesting period. For awards with performance conditions, we recognize share-based compensation cost on a straight-line basis for each performance criteria tranche over the implied service period when we believe it is probable that the performance targets, as defined in the agreements, will be achieved. We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of restricted stock awards, restricted share units and deferred stock units was based on the fair market values of the underlying stock on the dates of grant. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, projected employee stock option exercise behaviors, risk-free interest rates, estimated forfeitures, per share value at date of grant, and expected dividends.
We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. Prior to the Merger, we estimated the volatility of our common stock based on the historical performance of our common stock. Subsequent to the Merger, we estimate the volatility of our common stock based on the historical volatilities of comparable companies over a historical period that matches the expected life of the options on the date of grant. We base the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. See Note 14. Share-Based Compensation to our audited consolidated financial statements included in this report.
If we use different assumptions for estimating stock-based compensation expense in future periods, or if actual forfeitures differ materially from our estimated forfeitures, the change in our stock-based compensation expense could materially affect our operating income and net income.

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

Legal Contingencies

From time to time, in the course of our business, we become involved in legal proceedings. In accordance with US GAAP, if it is probable that, as a result of a pending legal claim, an asset had been impaired or a liability had been incurred at the date of the financial statements and the amount of the loss is estimable, an accrual for the costs to resolve the claim is recorded in accrued expenses in our balance sheets. Professional fees related to legal claims are included in selling, general and administrative expenses in our statements of operations. Management, with the assistance of outside counsel, determines whether it is probable that a liability from a legal claim has been incurred and estimates the amount of loss. The analysis is based upon potential results, assuming a combination of litigation and settlement strategies. As discussed in Note 16. Commitments and Contingencies to our audited consolidated financial statements included in this report, management does not believe that currently pending proceedings will have a material adverse effect on our consolidated financial statements. However, it is possible that future results of operations for any particular period could be materially affected by changes in our assumptions related to these proceedings.

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

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements ("ASU 2012-04"). This ASU contains amendments that affect a wide variety of topics in the codification, as well as provide incremental improvements to US GAAP that are not purely technical corrections. The amendments in ASU 2012-04 were effective upon issuance, except for amendments that were subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012 for public entities and December 15, 2013 for nonpublic entities. Because this ASU provides technical corrections and enhanced guidance, it will not have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this ASU is to improve the reporting of reclassifications out of accumulated other comprehensive income ("AOCI") by requiring an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under US GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of AOCI by component. The amendments in ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. Because the amendments merely enhance the disclosures of reclassifications out of AOCI, it will not have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing US GAAP. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement amount its co-obligors, plus any additional amount the entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligations as well as other information about those obligations. The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be retrospectively applied to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU's scope that exist at the beginning of an entity's fiscal year of adoption. An entity may elect to use hindsight for the comparative periods, and should disclose that fact. Early adoption is permitted. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We are aware of the potentially unfavorable effects inflationary pressures may create through higher product and material costs, higher asset replacement costs and related depreciation, and higher interest rates. In addition, our operating performance is affected by price fluctuations in copper, oil, stainless steel, aluminum, zinc, plastic and PVC, and other commodities and raw materials. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins. However, such commodity price fluctuations have from time to time created cyclicality in our financial performance, and could continue to do so in the future. In addition, our use of priced catalogs may not allow us to offset such cost increases quickly, resulting in a decrease in gross margins and profit.

Interest Rate Risk

Our variable rate term debt is sensitive to changes in the general level of interest rates. As of December 28, 2012, the interest rate in effect with respect to the outstanding balance of $127.5 million variable rate debt was 1.75% for the Eurodollar revolving loans and 3.75% for the ABR revolving loans. While our variable rate term debt obligations exposes us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance or results of operations. Based on the outstanding variable rate debt as of December 28, 2012, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $1.3 million pre-tax change to our statement of operations.

The fair market value of our OpCo Notes, HoldCo Notes, and ABL Facility is subject to interest rate risk. As of December 28, 2012, the estimated fair market value of our debt was as show below (in thousands):

	Fair Market Value	Percent of Par
ABL Facility	$127,636	100.11%
OpCo Notes	$322,500	107.50%
HoldCo Notes	$394,200	108.00%

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of December 28, 2012.

    Most of our foreign suppliers incur costs of production in non-U.S. currencies. Accordingly, depreciation of the U.S. dollar against foreign currencies could increase the price we pay for these products. A substantial portion of our products is sourced from suppliers in China and the value of the Chinese Yuan has increased relative to the U.S. dollar since July 2005, when it was allowed to fluctuate against a basket of foreign currencies. Most experts believe that the value of the Yuan will continue to increase relative to the U.S. dollar over the next few years absent a policy change in how China regulates its currency. The continued increase in the value of the Chinese Yuan relative to the U.S. dollar would most likely result in an increase in the cost of products that are sourced from suppliers in China.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Interline Brands, Inc.:

In our opinion, the accompanying consolidated balance sheet of Interline Brands, Inc. and its subsidiaries (Successor) as of December 28, 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the period from September 8, 2012 through December 28, 2012 present fairly, in all material respects, the financial position of Interline Brands, Inc. and its subsidiaries (Successor) at December 28, 2012, and the results of their operations and their cash flows for the period from September 8, 2012 through December 28, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Jacksonville, FL
March 12, 2013

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Interline Brands, Inc.:

In our opinion, the accompanying consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the period from December 31, 2011 through September 7, 2012 of Interline Brands, Inc. and its subsidiaries (Predecessor) present fairly, in all material respects, the results of their operations and their cash flows for the period from December 31, 2011 through September 7, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Jacksonville, FL
March 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Interline Brands, Inc.
Jacksonville, FL

We have audited the accompanying consolidated balance sheet of Interline Brands, Inc. and subsidiaries ("Predecessor" or the "Company") as of December 30, 2011, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for the years ended December 30, 2011 and December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such 2011 and 2010 consolidated financial statements present fairly, in all material respects, the financial position of Interline Brands, Inc. and subsidiaries as of December 30, 2011, and the results of their operations and their cash flows for the years ended December 30, 2011 and December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the second paragraph under the subtopic Recently Adopted Accounting Guidance of Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The accompanying 2011 and 2010 financial statements have been retrospectively adjusted for the presentation of separate consolidated statements of comprehensive (loss) income immediately following the consolidated statements of operations.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, FL
February 28, 2012
(August 6, 2012 as to the adoption of ASU 2011-05 in Note 2)

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Successor	Predecessor
	December 28, 2012	December 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$17,505	$97,099
Accounts receivable - trade (net of allowance for doubtful accounts of $528 and $6,457)	157,537	128,383
Inventories	251,124	221,225
Prepaid expenses and other current assets	33,463	26,285
Income taxes receivable	16,174	1,123
Deferred income taxes	17,222	16,738
Total current assets	493,025	490,853
Property and equipment, net	61,769	57,728
Goodwill	508,088	344,478
Other intangible assets, net	476,888	134,377
Other assets	9,586	9,022
Total assets	$1,549,356	$1,036,458
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$113,603	$109,438
Accrued expenses and other current liabilities	49,378	51,864
Accrued interest	18,230	2,933
Current portion of capital leases	521	669
Total current liabilities	181,732	164,904
Long-Term Liabilities:
Deferred income taxes	190,487	51,776
Long-term debt, net of current portion	813,994	300,000
Capital leases, net of current portion	226	726
Other liabilities	5,447	4,607
Total liabilities	1,191,886	522,013
Commitments and contingencies (see Note 16)
Senior preferred stock; $0.01 par value, 20,000,000 authorized; none outstanding as of December 30, 2011 (Predecessor)	—	—
Stockholders' Equity:
Common stock; $0.01 par value, 2,500,000 authorized; 1,474,465 issued and outstanding as of December 28, 2012 (Successor)	15	—
Common stock; $0.01 par value, 100,000,000 authorized; 33,558,842 issued and 31,596,615 outstanding as of December 30, 2011 (Predecessor)	—	335
Additional paid-in capital	385,932	599,923
Accumulated deficit	(28,444)	(59,150)
Accumulated other comprehensive (loss) income	(33)	1,688
Treasury stock, at cost, 1,962,227 as of December 30, 2011 (Predecessor)	—	(28,351)
Total stockholders' equity	357,470	514,445
Total liabilities and stockholders' equity	$1,549,356	$1,036,458

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Successor	Predecessor
	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011	For the fiscal year ended December 31, 2010
Net sales	$404,593	$917,752	$1,249,484	$1,086,989
Cost of sales	256,349	584,033	787,017	672,745
Gross profit	148,244	333,719	462,467	414,244

Operating Expenses:
Selling, general and administrative expenses	115,533	255,409	354,754	318,820
Depreciation and amortization	12,837	17,707	23,739	20,240
Merger related expenses	39,641	19,049	—	—
Total operating expenses	168,011	292,165	378,493	339,060
Operating (loss) income	(19,767)	41,554	83,974	75,184

Loss on extinguishment of debt, net	—	(2,214)	—	(11,486)
Interest expense	(19,773)	(16,631)	(24,355)	(18,710)
Interest and other income	593	1,499	1,892	1,762
(Loss) income before income taxes	(38,947)	24,208	61,511	46,750
Income tax (benefit) provision	(10,503)	11,384	23,837	18,829
Net (loss) income	$(28,444)	$12,824	$37,674	$27,921

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Successor	Predecessor
	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011	For the fiscal year ended December 31, 2010
Net (loss) income	$(28,444)	$12,824	$37,674	$27,921
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(33)	303	(172)	367
Amortization of unrecognized (loss) gain on employee benefits	—	—	(5)	16
Unrealized loss on short-term investments	—	—	—	(1)
Other comprehensive (loss) income	(33)	303	(177)	382
Comprehensive (loss) income	$(28,477)	$13,127	$37,497	$28,303

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
	Predecessor
Predecessor balances at December 25, 2009	32,640,957	$326	$576,747	$(124,745)	$1,483	$(2,076)	$451,735
Share-based compensation			4,533				4,533
Issuance of common stock in lieu of director's fees	2,051	—					—
Issuance of common stock from exercise of stock options	673,817	7	10,757				10,764
Issuance of common stock from vesting of restricted share units	19,548	—	—				—
Excess tax benefits on stock options exercised and other vested share-based payments			994				994
Repurchases of common stock						(97)	(97)
Comprehensive income:
Net income				27,921
Amortization of unrecognized gain on employee benefits					16
Unrealized loss on short- term investments					(1)
Foreign currency translation					367
Total comprehensive income							28,303
Predecessor balances at December 31, 2010	33,336,373	333	593,031	(96,824)	1,865	(2,173)	496,232
Share-based compensation			5,935				5,935
Issuance of common stock from exercise of stock options	43,962	—	656				656
Issuance of common stock from vesting of restricted share units	178,507	2	(2)				—
Excess tax benefits on stock options exercised and other vested share-based payments			303				303
Repurchases of common stock						(26,178)	(26,178)
Comprehensive income:
Net income				37,674
Amortization of unrecognized loss on employee benefits					(5)
Foreign currency translation					(172)
Total comprehensive income							37,497

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
	Predecessor
Predecessor balances at December 30, 2011	33,558,842	335	599,923	(59,150)	1,688	(28,351)	514,445
Share-based compensation			15,169				15,169
Issuance of common stock from exercise of stock options	156,297	2	2,186				2,188
Issuance of common stock from vesting of restricted share units	253,839	3	(2)				1
Excess tax benefits on stock options exercised and other vested share-based payments			4,292				4,292
Repurchases of common stock						(1,450)	(1,450)
Comprehensive income:
Net income				12,824
Foreign currency translation					303
Total comprehensive income							13,127
Predecessor balances prior to Merger on September 7, 2012	33,968,978	340	621,568	(46,326)	1,991	(29,801)	547,772

	Successor
Successor opening balances subsequent to Merger on September 8, 2012	—	—	—	—	—	—	—
Capital contribution, net	1,468,763	14	374,520				374,534
Share-based compensation			9,958				9,958
Issuance of Common Stock	5,702	1	1,454				1,455
Comprehensive loss:
Net loss				(28,444)
Foreign currency translation					(33)
Total comprehensive loss							(28,477)
Successor balances at December 28, 2012	1,474,465	$15	$385,932	$(28,444)	$(33)	$—	$357,470

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor	Predecessor
	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011	For the fiscal year ended December 31, 2010
Cash Flows from Operating Activities:
Net (loss) income	$(28,444)	$12,824	$37,674	$27,921
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,837	17,707	23,739	20,612
Amortization of deferred lease incentive obligation	(256)	(561)	(796)	(633)
Amortization of deferred debt financing costs	1,165	985	1,365	1,056
Amortization of discount on 8 1/8% senior subordinated notes	—	—	—	128
Amortization of OpCo Notes fair value adjustment	(1,006)	—	—	—
Loss on extinguishment of debt, net	—	2,214	—	11,486
Share-based compensation	9,958	15,169	5,935	4,533
Excess tax benefits from share-based compensation	—	(4,573)	(303)	(994)
Deferred income taxes	1,995	7,675	7,717	2,504
Provision for doubtful accounts	530	1,285	2,455	5,699
(Gain) loss on disposal of property and equipment	(83)	(125)	97	146
Other	(138)	(494)	(547)	203

Changes in assets and liabilities, net of businesses acquired:
Accounts receivable - trade	24,411	(29,986)	(4,299)	5,224
Inventories	(16,437)	5,631	(13,368)	(22,660)
Prepaid expenses and other current assets	(3,126)	964	2,529	(8,854)
Other assets	44	38	245	(111)
Accounts payable	10,669	(12,415)	9,480	7,509
Accrued expenses and other current liabilities	(9,643)	8,797	382	2,514
Accrued interest	8,280	3,879	76	1,744
Income taxes	(6,372)	(4,048)	591	(1,456)
Other liabilities	(34)	(12)	(104)	4,189
Net cash provided by operating activities	4,350	24,954	72,868	60,760
Cash Flows from Investing Activities:
Acquisition of Interline Brands, Inc.	(825,717)	—	—	—
Purchases of property and equipment, net	(5,748)	(11,966)	(19,371)	(17,729)
Purchase of short-term investments	—	—	—	(2,955)
Proceeds from sales and maturities of short-term investments	—	—	100	4,334
Purchase of businesses, net of cash acquired	(82,500)	(3,278)	(9,695)	(54,781)
Net cash used in investing activities	(913,965)	(15,244)	(28,966)	(71,131)

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	Successor	Predecessor
	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011	For the fiscal year ended December 31, 2010
Cash Flows from Financing Activities:
Proceeds from equity contributions, net	350,886	—	—	—
Increase (decrease) in purchase card payable, net	1,289	(3,840)	5,536	(3,471)
Proceeds from issuance of HoldCo Notes	365,000	—	—	—
Repayment of term debt	—	—	—	(155,815)
Repayment of 8 1/8% senior subordinated notes	—	—	(13,358)	(137,323)
Proceeds from issuance of OpCo Notes	—	—	—	300,000
Proceeds from ABL Facility	217,500	—	—	—
Repayments on ABL Facility	(90,000)	—	—	—
Payment of tender premiums and expenses on 8 1/8% senior subordinated notes	—	—	—	(6,338)
Payment of debt financing costs	(26,353)	(355)	(29)	(10,378)
Payments on capital lease obligations	(193)	(456)	(645)	(352)
Proceeds from issuance of common stock	1,454	—	—	—
Proceeds from stock options exercised	—	2,188	656	10,764
Excess tax benefits from share-based compensation	—	4,573	303	994
Purchases of treasury stock	—	(1,450)	(26,178)	(97)
Net cash provided by (used in) financing activities	819,583	660	(33,715)	(2,016)
Effect of exchange rate changes on cash and cash equivalents	(65)	133	(69)	145
Net (decrease) increase in cash and cash equivalents	(90,097)	10,503	10,118	(12,242)
Cash and cash equivalents at beginning of period	107,602	97,099	86,981	99,223
Cash and cash equivalents at end of period	$17,505	$107,602	$97,099	$86,981

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$10,783	$11,663	$22,458	$15,332
Income taxes, net of refunds	$(5,853)	$7,714	$15,641	$17,758

Schedule of Non-Cash Investing and Financing Activities:
Non-cash equity contribution from shareholders	$23,648	$—	$—	$—
Property acquired through lease incentives	$93	$—	$475	$2,493
Property acquired through capital leases	$—	$—	$527	$—
Adjustments to liabilities assumed and goodwill on businesses acquired	$—	$—	$422	$233
Contingent consideration associated with purchase of businesses	$—	$300	$125	$4,048

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Interline Brands, Inc., a Delaware corporation, and its subsidiaries (“Interline” or the “Company”) is a leading national distributor and direct marketer of broad-line maintenance, repair and operations (“MRO”) products into the facilities maintenance end-market. The Company sells plumbing, electrical, hardware, security, appliances, heating, ventilation and air conditioning (“HVAC”), janitorial and sanitation (“JanSan”) supplies and other MRO products. Interline’s diverse customer base of over 100,000 customers consists of institutions, such as educational, lodging, health care, and government facilities; multi-family housing, such as apartment complexes; and residential, such as professional contractors, and plumbing and hardware retailers. Interline's customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

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

Basis of Presentation

On September 7, 2012 (the "Merger Date"), pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of May 29, 2012, Isabelle Holding Company Inc., a Delaware corporation (“Parent”), Isabelle Acquisition Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”, and together with Parent, the "Acquiring Parties"), merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Immediately following the effective time of the Merger, Parent was merged with and into the Company, with the Company surviving (the "Second Merger"). Under the Merger Agreement, stockholders of the Company received $25.50 in cash for each share of Company common stock. The Merger was unanimously approved by Interline's Board of Directors and a majority of Interline's stockholders holding the outstanding shares of the common stock. See Note 3. Transactions for further information about the Merger Agreement. Prior to the Merger Date, the Company operated as a public company with its common stock traded on the New York Stock Exchange. As a result of the Merger, Interline's common stock became privately-held.

The Merger has been accounted for in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for business combinations and accordingly, the Company's assets and liabilities were recorded using their fair values as of September 7, 2012.

Although the Company continued as the same legal entity after the Merger, since the financial statements are not comparable as a result of acquisition accounting, the accompanying consolidated financial statements are presented for two periods: the period prior to the Merger ("Predecessor") and the period subsequent to the Merger ("Successor").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Interline Brands, Inc. and all of its wholly-owned subsidiaries. These statements have been prepared in accordance with US GAAP. All intercompany balances and transactions have been eliminated in consolidation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

Fiscal Year

The Company operates on a 52-53 week fiscal year, which ends on the last Friday in December. As a result of the Merger that occurred on September 7, 2012, the 2012 fiscal year is comprised of two periods, the 16-week Successor period from September 8, 2012 through December 28, 2012, and the 36 week Predecessor period from December 31, 2011 through September 7, 2012. The fiscal year ended December 30, 2011 was a 52 week year. The fiscal year ended December 31, 2010 was a 53 week year. References herein to 2012, 2011 and 2010 are for the 2012 Successor and Predecessor periods, and the fiscal years ended December 30, 2011 and December 31, 2010, respectively.

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

The fair value of the Company’s ABL facility, OpCo Notes, and HoldCo Notes (as defined in Note 10. Debt) is determined by quoted market prices and other inputs that are observable for these liabilities, which are Level 2 inputs. The carrying amount and fair value of the ABL facility, OpCo Notes, and HoldCo Notes as of December 28, 2012 and December 30, 2011 were as follows (in thousands):

	Successor		Predecessor
	December 28, 2012		December 30, 2011
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL facility	$127,500	$127,636	$—	$—
OpCo Notes	$321,494	$322,500	$300,000	$310,500
HoldCo Notes	$365,000	$394,200	$—	$—

Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiaries, where the functional currency is the local currency, are translated into United States dollars at the year-end exchange rate. Revenues and expenses are translated using average exchange rates prevailing during the year.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments that can be readily converted into cash or that have an original maturity of three months or less.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company's accounts receivable are principally from facilities maintenance, professional contractor and specialty distributor customers in the United States and Canada. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base. The Company performs credit evaluations of its customers; however, the Company's policy is not to require collateral. As of December 28, 2012 and December 30, 2011, the Company had no significant concentrations of credit risk.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

Depreciation and amortization, including assets under capital leases, is computed using the straight-line method based upon estimated useful lives of the assets as follows (in years):

Buildings	39	-	40
Machinery and equipment	2	-	7
Office furniture and equipment	3	-	7
Vehicles	2	-	5
Leasehold improvements	1	-	10

Costs of Computer Software Developed or Obtained for Internal Use

The Company capitalizes costs related to internally developed software and amortizes those costs over five years. Only costs incurred during the development stage, including design, coding, installation and testing are capitalized. These capitalized costs consist of both internal labor costs as well as third party contract costs directly associated with the software development. Upgrades or modifications that result in additional functionality are capitalized. Capitalized costs were $0.4 million for the period September 8, 2012 through December 28, 2012, $3.1 million for the period December 31, 2011 through September 7, 2012, $3.8 million for the fiscal year ended 2011 and $3.1 million for the fiscal year ended 2010. As of December 28, 2012 and December 30, 2011, there was $7.9 million and $7.3 million, respectively, of unamortized capitalized software costs. During 2012, 2011 and 2010, amortization expense associated with capitalized software costs was as follows (in thousands):

	Successor	Predecessor
	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011	For the fiscal year ended December 31, 2010
Amortization expense of capitalized software costs	$218	$2,387	$1,866	$1,850

Goodwill

Goodwill represents the excess of the cost of acquired companies over the fair value of their net assets. The Company performs a goodwill impairment analysis, using the two-step method, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has elected to perform its annual goodwill impairment test as of the last day of each fiscal year. The recoverability of goodwill is measured at the reporting unit level, which the Company has determined to be consistent with its operating segment, by comparing the reporting unit's carrying amount, including goodwill, to the fair market value of the reporting unit. The Company determines the fair market value of its reporting unit based on a weighting of both the present value of future projected cash flows (the “income approach”) and the use of comparative market multiples (the “market approach”). The market approach compares the Company's reporting unit to other comparable companies based on valuation multiples to arrive at fair value. The income approach is based on assumptions that are consistent with the Company's estimates of future cash flows. Due to the proximity of the Merger Date to the fiscal 2012 year-end, the prior transaction method was also used in the valuation of goodwill and other intangibles for the December 28, 2012 impairment evaluation. The Merger represented a third-party transaction at fair market value as assessed at the date of the transaction. The determination of whether goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the Company's reporting unit, including assumptions related to future growth rates, discount factors and tax rates, among other considerations. Changes in the Company's strategy or assumptions, environmental or other regulations, and/or operating, economic or market conditions could significantly impact these judgments. The Company monitors these conditions and other factors to determine if interim impairment tests are necessary in future periods. Changes in conditions that occur after the annual impairment analysis and that impact these assumptions may result in a future goodwill impairment charge, which could be material. The Company has not identified any impairment losses with respect to goodwill for any period presented.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

Other Intangible Assets

Other intangible assets include amounts assigned to trademarks, customer lists and relationships, non-compete agreements and deferred debt issuance costs. Other intangibles are amortized over their useful lives, 7 to 19 years for customer lists and relationships, and over the term of the agreements for non-compete arrangements. Customer lists and relationships are amortized on either a straight-line or accelerated basis, depending on the characteristics of the asset at the beginning of its life. Deferred debt issuance costs are amortized as a component of interest expense over the term of the related debt using the effective interest method or a method that approximates the effective interest method. The Company has determined that its trademarks have indefinite lives and has elected to perform its annual impairment test on indefinite-lived assets as of the last day of each year. The Company has not identified any impairment losses with respect to trademarks for any period presented.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment on an annual basis or when an event occurs or circumstances change that would indicate that the fair value of the long-lived asset has fallen below its carrying amount. Such evaluations include an assessment of customer retention, cash flow projections and other factors the Company believes are relevant. The discounted future expected net cash flows of each identifiable asset are used to measure impairment losses. The determination of whether long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the long-lived asset. Changes in the Company's strategy or assumptions, environmental or other regulations, and/or market conditions could significantly impact these judgments. The Company monitors market conditions and other factors to determine if interim impairment tests are necessary. The Company has not identified any impairment losses with respect to long-lived assets for any period presented.

Risk Insurance

The Company has a $0.4 million self-insured retention per occurrence in connection with its workers' compensation and auto insurance policies (collectively “Risk Insurance”). The Company accrues its estimated cost in connection with its portion of its Risk Insurance losses using an actuarial methodology based on claims filed, historical development factors and an estimate of claims incurred but not yet reported. The Company does not discount its workers compensation reserve. Claims paid are charged against the reserve.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

Cost of Sales

Cost of sales includes merchandise costs less vendor rebates, freight-in and a portion of operating costs related to the activities of some of our regional replenishment centers.

Shipping and Handling Costs

Shipping and handling costs to customers have been included in selling, general and administrative expenses on the consolidated statements of operations. Shipping and handling costs were as follows (in thousands):

	Successor	Predecessor
	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011	For the fiscal year ended December 31, 2010
Shipping and handling costs	$18,800	$41,241	$59,671	$48,484

Advertising Costs

Costs of producing and distributing sales catalogs and promotional flyers are capitalized and charged to expense over the life of the related catalog and promotional flyers. Advertising expenses, net of co-op advertising, and co-op advertising was as follows (in thousands):

	Successor	Predecessor
	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011	For the fiscal year ended December 31, 2010
Advertising expenses, net of co-op advertising	$381	$867	$1,298	$1,232
Co-op advertising	$651	$1,796	$2,567	$2,747

Share-Based Compensation

For awards containing only service conditions, the Company recognizes share-based compensation cost on a straight-line basis over the expected vesting period or to the retirement eligibility date, if less than the vesting period. For awards with performance conditions, the Company recognizes share-based compensation cost on a straight-line basis for each performance criteria tranche over the implied service period when the Company believes it is probable that the performance targets, as defined in the agreements, will be achieved. In addition, the Company estimates the amount of expected forfeitures when calculating share-based compensation costs. See Note 14. Share-Based Compensation for more information.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

Accounting for income taxes requires the Company to exercise judgment in evaluating uncertain tax positions taken by the Company. The Company accounts for uncertainty in income taxes in accordance with US GAAP. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, changes in regulatory tax laws, or interpretation of those tax laws, or expiration of statutes of limitation. The Company recognizes potential penalties and interest related to unrecognized tax benefits within its statements of operations as selling, general and administrative expenses and interest expense, respectively. To the extent penalties and interest are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of selling, general and administrative expenses and interest expense, respectively. See Note 18. Income Taxes for more information.

Segment Information

The Company has one operating segment and, therefore, one reportable segment, the distribution of MRO products into the facilities maintenance end-market. The Company’s revenues and assets outside the United States are not significant. The Company’s net sales by product category were as follows (in thousands):

	Successor	Predecessor
Product Category(1)	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011	For the fiscal year ended December 31, 2010
JanSan	$153,969	$333,389	$457,393	$310,849
Plumbing	84,086	195,911	275,557	266,145
Hardware, tools and fixtures	36,446	85,068	122,116	119,324
HVAC	35,662	89,542	121,531	127,183
Electrical and lighting	24,676	56,750	75,274	71,022
Appliances and parts	22,163	52,805	65,251	62,304
Security and safety	20,187	44,738	61,855	60,215
Other	27,404	59,549	70,507	69,947
Total	$404,593	$917,752	$1,249,484	$1,086,989
____________________

(1)	The Company continually refines its robust product classification groupings and, as a result, stock keeping units are periodically realigned within product categories.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections ("ASU 2012-03"). This ASU amends (1) various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No.114, (2) the SEC's Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB's Accounting Standards Codification, Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011, and (3) Corrections Related to FASB ASU 2010-22, Accounting for Various Topics. The objectives of these amendments are to update expired accounting standard references and reference the International Financial Reporting Standards (IFRS) as an appropriate framework of standards and compliance for certain disclosure requirements. Because the amendments relates to staff guidance for SEC materials and consist of codification referencing and IFRS inclusion it will not have a material impact on the Company's consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements ("ASU 2012-04"). This ASU contains amendments that affect a wide variety of topics in the codification, as well as provide incremental improvements to US GAAP that are not purely technical corrections. The amendments in ASU 2012-04 were effective upon issuance, except for amendments that were subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012 for public entities and December 15, 2013 for nonpublic entities. Because this ASU provides technical corrections and enhanced guidance, it will not have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). The objective of this ASU is to improve the reporting of reclassifications out of accumulated other comprehensive income ("AOCI") by requiring an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under US GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of AOCI by component. The amendments in ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. Because the amendments merely enhance the disclosures of reclassifications out of AOCI, it will not have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing US GAAP. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement amount its co-obligors, plus any additional amount the entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligations as well as other information about those obligations. The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be retrospectively applied to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU's scope that exist at the beginning of an entity's fiscal year of adoption. An entity may elect to use hindsight for the comparative periods, and should disclose that fact. Early adoption is permitted. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

Effective December 31, 2011, the Company adopted the fair value measurement and disclosure requirements. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

3. TRANSACTIONS

The Merger and Merger Agreement

Pursuant to the Merger Agreement, Merger Sub merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent. Parent is an affiliate of GS Capital Partners VI L.P. and, at the closing of the transaction, certain interests of Parent became owned by investment funds managed by P2 Capital Partners, LLC and certain members of Company management.

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

At the effective time of the Merger, each share of common stock of Interline (other than shares owned by Interline, Parent, Merger Sub, any stockholders who were entitled to and who properly exercised appraisal rights under Delaware law (collectively, the "Excluded Stockholders"), and a portion of shares owned by P2 Capital Partners), was canceled and converted automatically into a right to receive $25.50 in cash (the "Merger Consideration"), without interest. In connection with the closing of the Merger, P2 Capital Partners rolled 927,386 shares into the Company. In addition, at the effective time of the Merger, each outstanding option to purchase shares of common stock of Interline were accelerated and fully vested, if not previously vested, and canceled (unless otherwise agreed to by the holder thereof and Parent) and converted into the right to receive cash consideration in an amount equal to the product of the total number of shares previously subject to the option and the excess, if any, of the Merger Consideration over the exercise price per share of the option. All outstanding Restricted Share Units were also accelerated, fully vested and then canceled and converted into the right to receive cash consideration in an amount equal to the Merger Consideration in respect of each share underlying the canceled Restricted Share Unit. In connection with the closing of the Merger, certain members of the Company's senior management reinvested a portion of their after-tax proceeds from the Merger attributable to each component of their existing equity, on terms agreed upon between management and Parent. A portion of this reinvestment was satisfied through an exchange of options based on the intrinsic value of the options on the date of closing of the Merger for shares and/or options in Parent. The options that were exchanged were done so on a 10:1 ratio, with a fair value of $255.00 per share.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

The authorization to issue the preferred stock of the Company was canceled at the time of the Merger.

The Related Financing Transactions

In connection with the Merger, the Company entered into the following financing transactions:

•	a new senior secured asset-based revolving credit facility totaling $275.0 million; and

•	the issuance of $365.0 million aggregate principal amount of senior notes.

Simultaneously with the closing of the Merger, the following occurred: the funding of the new senior secured asset-based revolving credit facility, the release of the net proceeds of the $365.0 million aggregate principal amount of senior notes from escrow, and the termination of the Company's previous $225.0 million asset-based revolving credit facility. See Note 10. Debt for further information regarding the financing transactions.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

Sources and Uses

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

The preliminary purchase price allocation is summarized in the following table (in thousands):

Total sources	$1,204,428

Plus:
Rollover of equity and stock options	30,661
Accelerated share-based compensation	13,533
44,194
Less:
Rollover of OpCo Notes and capital lease obligations	(300,940)
Merger related costs and financing fees	(60,707)
Net cash used to fund transaction	(90,538)
(452,185)
Equals purchase price consideration to be allocated	$796,437

Fair value of tangible assets and liabilities acquired:
Cash and cash equivalents	$17,064
Accounts receivable - trade	157,690
Inventories	212,712
Prepaid expenses and other current assets	50,301
Property and equipment	57,289
Other long-term assets	35,863
Deferred income tax assets	15,094
Accounts payable	(97,095)
Other short-term liabilities	(61,225)
OpCo Notes	(322,500)
Other long-term liabilities	(4,437)
Deferred tax liabilities	(181,825)
Total net tangible assets and liabilities	(121,069)

Fair value of identifiable intangible assets acquired:
Customer relationships	253,500
Trademarks	171,900
Goodwill	492,106
Total identified intangible assets acquired	917,506
Total purchase price	$796,437

The preliminary allocation of purchase price to intangible assets as of September 7, 2012 was determined based primarily upon assumptions related to future cash flows, discount and royalty rates, and customer attrition rates. As the estimates and assumptions used to determine the preliminary fair values involve a complex series of judgments about future events and uncertainties and due to the timing of the transaction, these values are not yet finalized, but will be no later than one year from the date of the Merger transaction. A measurement period adjustment of $1.9 million was recorded to adjust the fair value of trademarks, which was adjusted through goodwill during the period ended December 28, 2012.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

Merger Costs

The following table summarizes the Merger costs for the period December 31, 2011 through December 28, 2012, including professional fees and other related costs (in thousands):

Merger costs:
Professional fees	$22,371
Share-based compensation	18,260
Sponsors' fees	10,000
Transaction related compensation	6,833
Other fees	1,226
$58,690

Deferred financing costs:
ABL Facility	$5,627
OpCo Notes	4,380
HoldCo Notes	16,701
$26,708

Professional fees, share-based compensation, sponsors' fees, transaction related compensation, and other fees are included in Merger related expenses line item in the statement of operations. Financing fees associated with the ABL Facility, OpCo Notes, and HoldCo Notes were capitalized in other intangible assets, and will be amortized using the straight-line method for the ABL Facility and the effective interest method for the OpCo Notes and HoldCo Notes over the respective terms of the agreements. Approximately $10.9 million of the financing costs were paid to Goldman, Sachs & Co., a related party to the Company.

Pro Forma Financial Information

The following pro forma results of operations gives effect to the Merger transactions as if they had occurred on the first day of the first quarter of fiscal 2012 (December 31, 2011). The pro forma results of operations reflect adjustments (i) to record amortization resulting from purchase accounting, (ii) to record incremental interest expense associated with the ABL Facility and HoldCo Notes as well as the modified OpCo Notes, (iii) to eliminate costs incurred in connection with the Merger including acquisition-related share-based compensation, transaction costs, and loss on extinguishment of debt, and (iv) to record incremental straight-line rent expense. This pro forma financial information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Merger transactions had actually occurred on that date, nor the results of operations in the future.

	For the fiscal year ended December 28, 2012
	(in thousands)
	As Reported	Pro Forma
Net sales	$1,322,345	$1,322,345
Net (loss) income	$(15,620)	$3,064

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

4. ACQUISITIONS

Acquisition of JanPak

On December 11, 2012, Interline New Jersey acquired all of the outstanding stock of JanPak, Inc. ("JanPak") for $82.5 million in cash, subject to working capital and other closing adjustments. Direct acquisition costs of $0.5 million were incurred in connection with the JanPak acquisition. JanPak, which is headquartered in Davidson, North Carolina, is a large regional distributor of janitorial and sanitation supplies and packaging products, primarily serving property management and building service contractors as well as manufacturing, health care and educational facilities through 16 distribution centers across the Southeast and South Central United States. This acquisition represents an expansion of the Company's offering of JanSan products in the Southeastern, Mid-Atlantic, and South Central United States.

In accordance with the purchase method of accounting, the acquired net assets were recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of JanPak. As the estimates and assumptions used to determine the preliminary fair values involve a complex series of judgments about future events and uncertainties and due to the timing of the acquisition, these values are not yet finalized, but will be no later than one year from the date of the transaction. None of the goodwill recorded in connection with the JanPak acquisition will be deductible for income tax purposes. The results of operations of JanPak are included in the consolidated results of operations of the Company from the date of acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in the JanPak acquisiton at the date of acquisition (in thousands):

Accounts receivable	$24,815
Inventories	22,033
Other current assets	5,014
Property and equipment	4,844
Goodwill	15,982
Intangible assets	32,600
Other assets	37
Total assets acquired	105,325
Current liabilities	9,456
Other liabilities	13,369
Total liabilities assumed	22,825
Net assets acquired	$82,500

Of the $32.6 million of acquired intangible assets, $13.7 million was assigned to registered trademarks that are not subject to amortization as the Company believes these intangible assets have indefinite lives. The remaining $18.9 million of acquired intangible assets consists of customer relationships and have a weighted-average useful life of approximately 19 years. The goodwill for the JanPak acquisition represents the value associated with the assembled workforce, anticipated growth from new customer relationships as well as the geographic expansion attained in connection with the acquisition.

Net sales and net income for the year ended December 28, 2012 of $10.3 million and $0.1 million are included in the Consolidated Statement of Operations relating to JanPak for the period December 12, 2012 through December 28, 2012.

Acquisition of Northern Colorado Paper

On January 28, 2011, Interline New Jersey acquired substantially all of the assets and a portion of the liabilities of Northern Colorado Paper, Inc. (“NCP”) for $9.5 million in cash and an earn-out of up to $0.3 million in cash over two years. NCP, which is headquartered in Greeley, Colorado, is a regional distributor of JanSan supplies, primarily servicing institutional facilities in the health

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

care, education and food service industries. This acquisition represents an expansion of the Company's offering of JanSan products in the western United States. The targets were not achieved in connection with the earn-out provisions of the agreement.

Acquisition of CleanSource

On October 29, 2010, Interline New Jersey acquired substantially all of the assets and a portion of the liabilities of CleanSource, Inc. (“CleanSource”) for $54.6 million in cash and an earn-out of up to $5.5 million in cash over two years. CleanSource, which is headquartered in San Jose, California, is a large regional distributor of JanSan supplies. CleanSource offers over 4,000 products and primarily serves institutional facilities in the health care and education markets, as well as building services contractors. This acquisition represents a geographical expansion of the Company's JanSan offering to the West Coast of the United States. The fair value of the earn-out associated with the acquisition of CleanSource was $3.8 million as of December 30, 2011.

Net sales and net income for the year ended December 31, 2010 of $18.6 million and $0.1 million are included in the Consolidated Statement of Operations relating to CleanSource for the period October 29, 2010 through December 31, 2010.

Pro Forma Financial Information

The following table sets forth the unaudited pro forma net sales and net (loss) income of the Company, which give effect to the JanPak acquisition as if it had occurred on January 1, 2011 and the CleanSource acquisition as if it had occurred on December 27, 2008. The unaudited pro forma net sales and net (loss) income are not presented to give effect to the NCP acquisition as if it had occurred on December 26, 2009, as it is not significant. The unaudited pro forma net sales and net (loss) income do not purport to present what the Company's results would actually have been if the aforementioned transactions had in fact occurred on such dates or at the beginning of the periods indicated, nor do they project the Company's financial position or results at any future date for any future period.

	Successor	Predecessor
	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011	For the fiscal year ended December 31, 2010
	(in thousands)	(in thousands)
Net sales	$467,066	$1,079,640	$1,465,341	$1,183,412
Net (loss) income	$(27,924)	$13,909	$40,030	$29,873

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

The activity in the allowance for doubtful accounts consisted of the following (in thousands):

	Successor
	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Balance at End of Period
For the period September 8, 2012 through December 28, 2012	$—	$530	$(2)	$528

	Predecessor
	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Balance at End of Period
For the period December 31, 2011 through September 7, 2012	$6,457	$1,285	$(2,967)	$4,775
Fiscal year ended December 30, 2011	$9,088	$2,455	$(5,086)	$6,457
Fiscal year ended December 31, 2010	$12,975	$5,699	$(9,586)	$9,088
____________________

(1)	Accounts receivable written-off as uncollectible, net of recoveries.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of December 28, 2012 and December 30, 2011 (in thousands):

	Successor	Predecessor
	December 28, 2012	December 30, 2011
Vendor rebates receivable	$21,456	$16,291
Prepaid insurance	2,961	2,198
Prepaid rent	2,168	1,944
Other	6,878	5,852
	$33,463	$26,285

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

7. PROPERTY AND EQUIPMENT

Major classifications of property and equipment as of December 28, 2012 and December 30, 2011 were as follows (in thousands):

	Successor			Predecessor
	December 28, 2012			December 30, 2011
	Owned	Capital Leases	Total	Owned	Capital Leases	Total
Land	$696	$—	$696	$400	$—	$400
Building	5,859	—	5,859	9,017	—	9,017
Machinery and equipment	40,152	770	40,922	116,917	770	117,687
Office furniture and equipment	5,163	139	5,302	9,112	139	9,251
Vehicles	1,295	1,258	2,553	3,947	1,258	5,205
Leasehold improvements	12,365	—	12,365	22,994	—	22,994
Construction in Progress	77	—	77	65	—	65
	65,607	2,167	67,774	162,452	2,167	164,619
Less: Accumulated depreciation and amortization	(4,577)	(1,428)	(6,005)	(106,096)	(795)	(106,891)
	$61,030	$739	$61,769	$56,356	$1,372	$57,728

Depreciation and amortization expense, including amounts for assets under capital leases, was as follows (in thousands):

	Successor	Predecessor
	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011	For the fiscal year ended December 31, 2010
Depreciation and amortization expense	$6,117	$13,135	$17,246	$14,703

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes to goodwill during 2012, 2011, and 2010 were as follows (in thousands):

	Successor	Predecessor
	For the Period September 8, 2012 through December 28, 2012	For the Period December 31, 2011 through September 7, 2012	December 30, 2011	December 31, 2010
Balance at beginning of period	$—	$344,478	$341,168	$319,006
Acquisition of Interline Brands, Inc.	492,106	—	—	—
Acquired goodwill	15,982	1,547	3,732	22,395
Purchase price adjustments	—	—	(422)	(233)
Balance at end of period	$508,088	$346,025	$344,478	$341,168

In connection with the Merger transactions as discussed in Note 3. Transactions, the Company recorded $492.1 million of preliminary goodwill as a part of purchase accounting. The acquired goodwill in 2012 primarily relates to the Company's acquisition of JanPak in December of 2012. The acquired goodwill in 2011 primarily relates to the Company's acquisition of NCP in January 2011. The acquired goodwill in 2010 primarily relates to the Company's acquisition of CleanSource in October 2010.

Purchase price adjustments in 2011 relate to the revision of the liability for exit activities associated with the Eagle and AmSan LLC (“AmSan”) acquisitions, net of related adjustments to deferred taxes. Purchase price adjustments in 2010 relate to the revision of the liability for exit activities associated with the Eagle acquisition, net of related adjustments to deferred taxes.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of December 28, 2012 and December 30, 2011 were as follows (in thousands):

Successor
December 28, 2012	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	$185,600	$—	$185,600
Customer relationships	272,400	6,701	265,699
Non-compete agreements	70	23	47
Deferred financing costs	26,707	1,165	25,542
Total	$484,777	$7,889	$476,888

Predecessor
December 30, 2011	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	$65,841	$5,682	$60,159
Customer relationships	110,562	45,240	65,322
Non-compete agreements	2,902	2,855	47
Deferred financing costs	10,407	1,558	8,849
Total	$189,712	$55,335	$134,377

As discussed in Note 3. Transactions, in connection with the Merger transaction, the Company recognized intangible assets related to trademarks and customer relationships. Trademarks have been determined to have indefinite lives; customer relationships have an economic useful life of between 7 and 19 years and will be amortized over those periods using an accelerated amortization method.

The amortization of debt financing costs, recorded as a component of interest expense, and write-off of debt financing costs, included in the loss on extinguishment of debt, was as follows (in thousands):

	Successor	Predecessor
	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012		For the fiscal year ended December 30, 2011	For the fiscal year ended December 31, 2010
Amortization of debt financing costs	$1,165	$985		$1,365	$1,056
Write-off of debt financing costs	$—	$2,214	(1)	$—	$3,856	(2)
____________________
(1) Related to the extinguishment of the prior asset-based revolving credit facility. See Note 10. Debt for further information.
(2) Related to the redemption of the 8 1/8% senior subordinated notes. See Note 10. Debt for further information.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

Amortization expense on other intangible assets was as follows (in thousands):

	Successor	Predecessor
	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011	For the fiscal year ended December 31, 2010
Amortization of other intangible assets	$6,720	$4,572	$6,493	$5,909

Expected amortization expense on other intangible assets (excluding deferred financing costs which will vary depending upon debt payments) for each of the five succeeding fiscal years is expected to be as follows (in thousands):

Fiscal Year	Future Estimated Amortization
2013	$28,258
2014	$29,017
2015	$31,467
2016	$30,900
2017	$25,896
Thereafter	$120,208

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 28, 2012 and December 30, 2011 (in thousands):

	Successor	Predecessor
	December 28, 2012	December 30, 2011
Accrued compensation and benefits	$20,088	$19,033
Purchase card payable(1)	5,207	7,758
Accrued sales tax	5,352	4,077
Other	18,731	20,996
	$49,378	$51,864
____________________

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

10. DEBT

Long-term debt consisted of the following as of December 28, 2012 and December 30, 2011 (in thousands):

	Successor	Predecessor
	December 28, 2012	December 30, 2011
ABL facility	$127,500	$—
OpCo Notes(1)	321,494	300,000
HoldCo Notes	365,000	—
Total long-term debt	$813,994	$300,000
____________________

(1)	As of December 28, 2012, the OpCo notes included an unamortized fair value premium of $21.5 million, recorded as a result of the Merger. See Note 3. Transactions for further information.

ABL Facility

Concurrently with the closing of the Merger, Interline New Jersey and certain of its material wholly-owned domestic subsidiaries, as co-borrowers, entered into a new ABL facility (the "ABL Facility") with a syndicate of lenders that permits revolving borrowings in an aggregate principal amount of up to $275.0 million. The ABL Facility also provides for a sub-limit of borrowings on same-day notice referred to as swingline loans up to $30.0 million and a sub-limit for the issuance of letters of credit up to $45.0 million. Subject to certain conditions, the principal amount of the ABL Facility may be increased from time to time up to an amount which, in the aggregate for all such increases, does not exceed $100.0 million, in $25.0 million increments. There are no scheduled amortization payments due under the ABL Facility. The principal amount outstanding will be due and payable in full at maturity, on September 7, 2017. The ABL Facility replaces the $225.0 million asset-based revolving credit facility that was in place prior to the transactions. Debt financing costs capitalized in connection with the new ABL Facility were $5.6 million. Additionally, the Company recorded a loss on the extinguishment of the previous asset-based revolving facility in the amount of $2.2 million, comprised of the write-off of unamortized deferred debt financing costs.

Advances under the ABL Facility are limited to the lesser of (a) the aggregate commitments under the ABL Facility and (b) the sum of the following:

•	85% of the book value of eligible accounts receivable; plus

•	the lesser of (i) 70% of the lower of cost (net of rebates and discounts) or market value of eligible inventory; and (ii) 85% of the appraised net orderly liquidation value of eligible inventory;

•	minus certain reserves as may be established under the ABL Facility.

Obligations under the ABL Facility are guaranteed by the Company and each of the wholly-owned material subsidiaries of the co-borrowers under the ABL Facility. These obligations are primarily secured, subject to certain exceptions, by a first-priority security interest in substantially all of the existing and future personal property of the Company's U.S. subsidiaries. From September 7, 2012 until the quarter following the closing of the ABL Facility, borrowings will bear interest at a rate equal to LIBOR plus 1.75% in the case of Eurodollar revolving loans, and an applicable base rate plus 0.75% in the case of Alternate Base Rate ("ABR") revolving loans.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

After the end of the quarter following the closing of the ABL Facility, the interest rates will be determined as of the end of each fiscal quarter in accordance with applicable rates set forth in the grid below:

Availability	Revolver ABR Spread	Revolver Eurodollar Spread
Category 1
Greater than $150.0 million	0.50%	1.50%
Category 2
Greater than $75.0 million but less than or equal to $150.0 million	0.75%	1.75%
Category 3
Less than or equal to $75.0 million	1.00%	2.00%

The applicable rates for Category 2 and Category 3 described above will be subject to a 0.25% step-down from the spread described above if the fixed charge coverage ratio for the period of four consecutive fiscal quarters ending on the last day of the fiscal quarter most recently ended is greater than 1.50:1.00. As of December 28, 2012, the interest rate in effect with respect to the ABL Facility was 1.75% for the Eurodollar revolving loans and 3.75% for the ABR revolving loans.

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

The ABL Facility requires the Company and its restricted subsidiaries, on a consolidated basis, to maintain a fixed charge coverage ratio (defined as the ratio of EBITDA, as defined in the credit agreement, to the sum of cash interest, principal payments on indebtedness and accrued income taxes, dividends or distributions and repurchases, redemptions or retirement of the equity interest of the Company) of at least 1.00:1.00 when the excess availability is less than or equal to the greater of: (i) 10% of the total commitments under the ABL Facility; and (ii) $25.0 million.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

OpCo Notes

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

The OpCo Notes are unconditionally guaranteed, jointly and severally, by the Company and Interline New Jersey's existing and future domestic subsidiaries that guarantee the ABL Facility (collectively the ''Guarantors''). The OpCo Notes are not guaranteed by any of Interline New Jersey's foreign subsidiaries.

In connection with the Merger transactions, as fully described in Note 3. Transactions, the OpCo Notes were amended to modify the definition of “Change of Control” and add a definition of “Permitted Holders” in the related indenture, which permitted the Merger to occur without triggering a “Change of Control” under the indenture governing the OpCo Notes. As consideration for these amendments, and in addition to a consent payment of $1.5 million, Interline New Jersey agreed to certain additional amendments that applied from and including the Merger date. These additional amendments included, among other items, increasing the interest rate on the OpCo Notes from 7.00% to 7.50% per annum, increasing the redemption price of the OpCo Notes for certain periods, making the OpCo Notes and the related guarantees rank equal in right of payment to all future incurrences of senior indebtedness (including the ABL Facility) and replacing the restriction on the incurrence of secured indebtedness contained in the anti-layering covenant with a covenant restricting Interline New Jersey and its restricted subsidiaries from incurring liens, other than permitted liens, without equally and ratably securing the OpCo Notes. Additionally, the OpCo Notes were remeasured to the fair value on the date of the Merger, which resulted in a premium of $22.5 million that will be amortized through interest expense over the term of the notes using the effective interest method. Debt financing costs capitalized in connection with the modification of the OpCo Notes were $4.4 million, and the unamortized balance of the originally capitalized debt financing costs of $5.7 million were allocated to goodwill in connection with purchase accounting.

The OpCo Notes mature on November 15, 2018, and interest is payable on May 15 and November 15 of each year. Interline New Jersey has the option to redeem the OpCo Notes prior to November 15, 2013 at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the date of redemption. At any time on or after November 15, 2013, Interline New Jersey may redeem some or all of the OpCo Notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest. At any time prior to November 15, 2013, Interline New Jersey may, from time to time, redeem up to 35% of the aggregate principal amount of the OpCo Notes with the net cash proceeds received by Interline New Jersey from certain equity offerings at a price equal to 107.00% of the principal amount of the OpCo Notes redeemed, plus accrued and unpaid interest and additional interest, if any, to the redemption date, provided that the redemption occurs within 90 days of the closing date of such equity offering, and at least 65% of the aggregate principal amount of the OpCo Notes remain outstanding immediately thereafter.

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

HoldCo Notes

In connection with the Merger, as discussed in Note 3. Transactions, Interline Delaware issued $365.0 million in aggregate principal amount of 10.00%/10.75% senior notes (the "HoldCo Notes") due November 15, 2018. Debt financing costs capitalized in connection with the HoldCo Notes were $16.7 million.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

The HoldCo Notes are the Company's general senior unsecured obligations; rank pari passu in right of payment with all existing and future indebtedness of the Company, other than subordinated obligations; are senior in right of payment to any future subordinated obligations of the Company; are not guaranteed by any subsidiary of the Company; are effectively subordinated to any existing or future obligations of the Company that are secured by liens on assets of the Company (including the Company's guarantee of the ABL Facility which is secured by a pledge of the stock of Interline New Jersey) to the extent of the value of such assets unless the HoldCo Notes are equally and ratably secured by such assets; are structurally subordinated to all existing and future indebtedness (including the OpCo Notes and indebtedness under the ABL Facility) of, and other claims and obligations (including preferred stock) of, the subsidiaries of the Company, except to the extent a subsidiary of the Company executes a guaranty agreement in the future. The HoldCo Notes are not guaranteed by any of the Company's subsidiaries.

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

Interline New Jersey and the Company were in compliance with all covenants contained in the ABL Facility, OpCo Notes, and HoldCo Notes as of December 28, 2012.

As of December 28, 2012 and December 30, 2011, Interline New Jersey had $113.5 million and $177.3 million available under its respective revolving credit facilities. There were $127.5 million and no borrowings under the revolving credit facilities as of December 28, 2012 and December 30, 2011, respectively. Total letters of credit issued under the revolving credit facilities as of December 28, 2012 and December 30, 2011 were $8.9 million and $8.3 million, respectively. The maturity of the OpCo Notes of $321.5 million, including an unamortized premium of $21.5 million, and the maturity of the HoldCo Notes of $365.0 million are both due in their entirety on November 15, 2018.

11. PREFERRED STOCK

Prior to the Merger Date, as defined in Note 3. Transactions, the Company had the authority to issue 20,000,000 shares of preferred stock, par value $0.01 per share. As of December 30, 2011, there were no preferred shares issued or outstanding.

In connection with the Merger transaction, the authorization to issue the preferred stock of the Company was canceled.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

12. COMMON STOCK

Employee Stock Purchase Plan

On September 7, 2012, the Company's Board of Directors (the "Board") adopted the Interline Brands, Inc. Employee Stock Purchase Plan (the "ESPP Plan"), pursuant to which certain employees of the Company, including the Company’s named executive officers, were given the opportunity to acquire shares of common stock of the Company at the closing of the Merger at the same price as paid by the GSCP and P2 Parties in the Merger. Up to 50,000 shares of common stock were available under the ESPP Plan. The Plan terminated on December 31, 2012. During the period from September 8, 2012 through December 28, 2012, employees purchased 31,819 shares under this plan at a price of $255.00 per share.

Share Repurchases

In August 2011, the Company's Board of Directors authorized the repurchase of up to an aggregate of $25.0 million of the Company's outstanding common stock (the “Authorization”). Share repurchases made under this Authorization were accomplished from time to time based on market conditions, the Company's cash and debt position, and other factors as determined by management. The Authorization did not have an expiration date and could be modified, suspended, or discontinued by the Board at any time, in accordance with applicable securities laws. Shares could be repurchased through open market or privately negotiated transactions. As of December 30, 2011, the Company had repurchased 1,783,822 shares of common stock pursuant to this authorization at an aggregate cost of $25.0 million, or an average cost of $14.01 per share, through open market transactions. The Company used cash flows from operating activities to pay the purchase price for the repurchased shares. The repurchased shares became treasury shares. As of December 31, 2011, the Company had completed the share repurchases under the Authorization.

In connection with the Merger (as defined in Note 3. Transactions), each share of common stock of Interline was canceled on September 7, 2012, and converted automatically into a right to receive $25.50 in cash, without interest.

13. COMPREHENSIVE INCOME

Comprehensive income refers to net income plus revenues, expenses, gains and losses that are recorded directly as an adjustment to stockholders' equity, net of tax, including changes in employee benefit plan obligations and foreign currency translation.

Accumulated other comprehensive income is comprised entirely of foreign currency translation adjustments as of December 28, 2012 and December 30, 2011.

14. SHARE-BASED COMPENSATION

As disclosed in Note 3. Transactions, in connection with the Merger, all of the outstanding share-based compensation awards were accelerated and fully vested, if not previously vested, and converted into the right to receive cash consideration. Additionally, a new share-based compensation plan was adopted in connection with the Merger, as more fully described below. Total compensation cost and income tax benefits recognized in the consolidated statements of operations for the Company's stock-based awards were as follows (in thousands):

	Successor		Predecessor
	For the period September 8, 2012 through December 28, 2012		For the period December 31, 2011 through September 7, 2012		For the fiscal year ended December 30, 2011	For the fiscal year ended December 31, 2010
Share-based compensation expense	$9,958	(1)	$15,169	(1)	$5,935	$4,533
Income tax benefits	$3,892		$5,955		$2,330	$1,778
____________________
(1) In connection with the Merger, total share-based compensation of $18.3 million was recognized and included in Merger related expenses in the consolidated statements of operations, $11.2 million of which was recorded in the Predecessor Period, and $7.0 million was recorded in the Successor Period.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

Current Equity Compensation Plan

On September 7, 2012 the Board adopted the Interline Brands, Inc. 2012 Option Plan (the “2012 Plan”) pursuant to which 168,845 shares of common stock of the Company may be the subject of grants of options. The 2012 Plan is administered by the Compensation Committee of the Board. Under the 2012 Plan, time-vested option awards and performance-vested option awards may be granted to employees and directors of the Company.

The 2012 Plan will terminate on September 7, 2022. However, the Board may suspend, amend, alter, discontinue or terminate the 2012 Plan prior to the termination date, except as provided in the 2012 Plan. Awards granted prior to the termination of the 2012 Plan may extend beyond the date of such termination. During the period from September 7, 2012 through December 28, 2012, 73,954 time-based option awards and 73,954 performance-based stock options were granted. As of December 28, 2012, 20,937 shares of common stock were available for future grant.

Time-Vested Option Award Agreements

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

Performance-Vested Option Award Agreements

Performance-vested options become vested and exercisable with respect to twenty percent (20.0%) of the shares subject to the option based upon the Company’s achievement of specified EBITDA targets for the Company’s 2012, 2013, 2014, 2015 and 2016 fiscal years (each, an “Annual Performance Period”); subject (except as described below) to the optionee remaining employed through the date on which audited financial statements for the applicable Annual Performance Period are presented to the Board. Upon a change in control of the Company (i) prior to the first anniversary of the date of grant, the option will become fully vested and (ii) prior to the end of any of the other Annual Performance Periods, a number of options will vest equal to the number of unvested options multiplied by a fraction, the numerator of which is the number of performance periods in which the targets have been achieved and the denominator of which is the number of periods that have elapsed since the date of grant. Upon the optionee’s termination for cause, any unexercised portion of the option, whether or not vested, will terminate. The optionee is subject to covenants restricting competition with the Company and solicitation of employees and customers of the Company during the optionee’s term of employment and for a period of time thereafter.

Rollover Option Award Agreements

In connection with the Merger, certain members of management were provided the opportunity to roll over options held under the 2004 Plan, as defined below, into the 2012 Plan. In total, 508,449 options under the 2004 Plan were rolled into the new Company at a 10:1 ratio resulting in 50,845 options with a weighted-average exercise price of $117.07. As a result of the rollover of these options, the Company recorded $7.0 million in share-based compensation expense in the Successor Period.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

The fair values of stock options granted under the 2012 Plan were estimated using the Black-Scholes option-pricing model. Expected volatility was based on the historical volatilities of comparable companies over a historical period that matches the expected life of the options on the date of grant. The Company also considers historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The Black-Scholes weighted-average assumptions for the 2012 Plan were as follows:

Successor
For the period September 8, 2012 through December 28, 2012
Stock price	$255.00
Expected volatility	49.2%
Expected dividends	0.0%
Risk-free interest rate	0.9%
Expected life (in years)	6.3

The weighted-average fair value per option of stock options granted during the period September 8, 2012 through December 28, 2012 was $122.07.

A summary of stock options activity under the 2012 Plan from September 8, 2012 through December 28, 2012 is presented below:

	Successor
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Outstanding at September 8, 2012(2)	50,845	$117.07
Granted	147,908	255.00
Outstanding at December 28, 2012	198,753	$219.72	8.0	$7,013
Vested or expected to vest at December 28, 2012	182,476	$216.57	7.8	$7,013
Exercisable at December 28, 2012	50,845	$117.07	2.8	$7,013
____________________

(1)	The aggregate intrinsic value represents the amount by which the fair value of the underlying stock at period end exceeds the stock option exercise price.

(2)	Represents shares rolled over from the 2004 Plan at a 10:1 ratio.

Prior Equity Compensation Plans

On September 7, 2012, in connection with the closing of the Merger, each outstanding share of the Company's common stock was canceled and automatically converted into the right to receive $25.50 per share in cash. Also effective as of the closing of the Merger, outstanding awards under the 2000 and 2004 stock incentive plans vested in full and were converted into either immediate

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

cash payments or fully vested new options to purchase common stock of the Parent. No additional shares are available to be granted under these plans.

During 2000, Interline New Jersey established a Stock Award Plan (the “2000 Plan”), under which Interline New Jersey could award a total of 6,395 shares of common stock in the form of incentive stock options (which could be awarded to key employees only), nonqualified stock options, stock appreciation rights (“SARs”) and restricted stock awards, all of which could be awarded to directors, officers, key employees and consultants. The Company's compensation committee determined in its sole discretion whether a SAR is settled in cash, shares or a combination of cash and shares. In connection with the Company's initial public offering in December 2004, options to purchase shares of the common stock of Interline New Jersey were converted into options to purchase shares of the Company's common stock. Effective December 25, 2009 no awards shall be granted under the 2000 Plan.

During 2004, the Company adopted the 2004 Equity Incentive Plan, (the “2004 Plan”), under which the Company may award 1,175,000 shares in the form of incentive stock options, nonqualified stock options, stock appreciation rights, or SARs, restricted stock, restricted share units (“RSUs”), deferred stock units (“DSUs”) and stock bonus awards, all of which may be awarded to any employee, director, officer or consultant of the Company. In May 2006, the stockholders of the Company approved an amendment to the 2004 Plan whereby the number of shares of the Company's common stock reserved for issuance under the 2004 Plan was increased by 2,000,000 shares and to further restrict the repricing of awards granted under the 2004 Plan without first obtaining approval by the Company's stockholders. In May 2008, the stockholders of the Company approved amendments to the 2004 Plan, including to increase the number of shares of common stock reserved for issuance and available for grants thereunder to 3,800,000 as of January 1, 2008 and to change the method by which shares subject to full value awards granted thereunder are counted against the 2004 Plan's share limit. Effective January 1, 2008, shares subject to grants of full value awards, or awards other than options or SARs, count against the applicable share limits under the 2004 Plan as 1.8 shares for every 1 share granted, while shares subject to stock options or SARs count against the applicable share limits as 1 share for every 1 share granted.

These plans allowed the Company to fulfill its incentive stock option, nonqualified stock option, SAR, restricted stock, RSU, DSU and stock bonus award obligations using unissued or treasury shares.

Stock Options

Under the terms of the 2000 Plan, the exercise price per share for an incentive stock option may not be less than 100% of the fair market value of a share of common stock on the grant date. The exercise price per share for an incentive stock option granted to a person owning stock possessing more than 10% of the total combined voting power of all classes of stock may not be less than 110% of the fair market value of a share of common stock on the grant date. These incentive stock options vested in 25% increments over four years and may not be exercisable after the expiration of ten years from the date of grant.

Under the terms of the 2004 Plan, the exercise price of the options will not be less than the fair market value of the common stock at the date of grant, generally vest in 25% increments over four years and may not be exercisable after the expiration of seven or ten years from the date of grant.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

The fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility was based on historical performance of the Company's stock. The Company also considers historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The Black-Scholes weighted-average assumptions were as follows:

	Predecessor
	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011	For the fiscal year ended December 31, 2010
Expected volatility	43.5%	40.9%	41.5%
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	0.8%	1.8%	2.4%
Expected life (in years)	5.0	5.0	5.0
The weighted-average fair value per option of stock options granted during the period December 31, 2011 through September 7, 2012, and the fiscal years ended 2011 and 2010 was $7.84, $14.93, and $7.21, respectively.

A summary of stock options activity as of September 7, 2012 and changes during the period then ended is presented below:

	Predecessor
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Outstanding at December 30, 2011	3,170,673	$18.00
Granted	241,489	20.27
Exercised	156,297	14.00
Forfeited	1,559	20.13
Vested shares expired	13,232	20.21
Outstanding at September 7, 2012	3,241,074	$18.36	2.51	$23,957
Vested or expected to vest at September 7, 2012	3,193,593	$18.27	2.51	$23,690
Exercisable at September 7, 2012	2,521,234	$18.27	2.51	$19,022
____________________

(1)	The aggregate intrinsic value represents the amount by which the fair value of the underlying stock at period end exceeds the stock option exercise price.

During the period from December 31, 2011 through September 7, 2012 and the fiscal years ended December 30, 2011 and December 31, 2010, there were 156,297, 43,962, and 673,817 stock options exercised with an intrinsic value of $1.4 million, $0.3 million, and $2.6 million, respectively. Total intrinsic value represents the difference between the exercise price and the market price on the date of exercise. Proceeds from stock options exercised during the period from December 31, 2011 through September 7, 2012 and the fiscal years ended December 30, 2011 and December 31, 2010 were $2.2 million, $0.7 million, and $10.8 million, respectively.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

In connection with the Merger, 2,560,744 options were exercised with an aggregate intrinsic value of $16.9 million, and 171,881 options were canceled. Subsequent to the Merger, 508,449 options were outstanding with a weighted-average exercise price of $11.71, a weighted-average contractual term of 3.12 years and an aggregate intrinsic value of $7.0 million. In connection with the Merger, these 508,449 options were rolled into the new Company at a 10:1 ratio resulting in 50,845 options with a weighted-average exercise price of $117.07. As a result of the rollover of these options, the Company recorded $7.0 million in share-based compensation expense in the Successor Period.

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

RSUs granted under the 2004 Plan to management do not have an exercise price. The share-based compensation expense associated with the RSUs is based on the quoted market price of the Company's shares of common stock on the date of grant. Depending on the grant, (1) one-half of the RSUs vest on the second grant date anniversary provided that certain pre-established annual percentage increases in specific Company-wide metrics, such as EBITDA, are attained and one-half vest evenly over three years; or (2) one-half of the RSUs vest evenly over two years and one-half vest evenly over three years; or (3) one-third of the RSUs vest evenly over each of the first three years following the date of grant; or (4) one-half of the RSUs vest evenly over three years and one-half vest evenly over five years; or (5) on the earlier of: (A) the fourth grant date anniversary, provided that the average daily closing price of a share of the Company's common stock during any 20-consecutive-trading-day period (“Average Closing Price”) commencing on or after the grant date equals or exceeds a specified amount prior to the fourth grant date anniversary; or (B) the date that is the later of: (x) the date on which the Average Closing Price equals or exceeds a higher specified amount and (y) the fifth grant date anniversary of the Transaction Date, provided that it occurs not later than the seventh grant date anniversary. Under all vesting schedules, the RSUs will only vest provided the grantee's service to the Company has not terminated prior to the vesting date.

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

A summary of restricted stock, RSUs and DSUs as of September 7, 2012 and changes during the period then ended is presented below:

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

The total fair value of restricted stock vested during the period December 31, 2011 through September 7, 2012, and the fiscal years ended 2011 and 2010 was less than $0.1 million, $3.8 million, and less than $0.1 million, respectively. The total fair value of RSUs vested during the period December 31, 2011 through September 7, 2012 and the fiscal years ended 2011 and 2010 was $4.7

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

million, $1.8 million, and $0.3 million, respectively. The total fair value of deferred stock units vested during the period from December 31, 2011 through September 7, 2012 was $0.2 million. No deferred stock units vested during the 2011 and 2010 fiscal years.

In connection with the Merger, all outstanding restricted share units and deferred stock units vested with a fair value of $14.7 million and $3.5 million, respectively. Subsequent to the Merger, there were no restricted stock, restricted shares units or deferred stock units outstanding.

15. EMPLOYEE BENEFIT PLAN

The Company has a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code. Pursuant to the 401(k) plan, the Company matches employee contributions at a rate of 25% of the first 5% contributed by the employees, up to a maximum of $3,125 per employee. Company contributions to the 401(k) plan were as follows (in thousands):

	Successor	Predecessor
	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011	For the fiscal year ended December 31, 2010
Company contributions	$371	$819	$1,120	$1,006

16. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facilities, vehicles, and other equipment under operating and capital leases expiring at various dates through 2024. Minimum future rental payments under these operating and capital leases as of December 28, 2012 are as follows (in thousands):

Fiscal Year	Operating	Capital
2013	$29,120	$571
2014	25,410	228
2015	21,804	—
2016	17,045	—
2017	12,033	—
Thereafter	13,562	—
Total payments	$118,974	799
Less: Amount representing interest		(52)
Present value of minimum lease payments		747
Less: Current portion		(521)
Long term portion		$226

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

Certain of the leases provide that the Company pays taxes, insurance and other operating expenses applicable to the leased premises. Rent expense under all operating leases was as follows (in thousands):

	Successor	Predecessor
	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011	For the fiscal year ended December 31, 2010
Rent expense	$11,655	$25,541	$35,489	$33,183

Employment Agreements

The Company has employment agreements with various expiration dates through 2014 with certain officers and employees, unless terminated earlier by the Company, at combined salaries of $5.4 million, plus bonuses and subject to adjustments.

Contingent Liabilities

As of December 28, 2012 and December 30, 2011, the Company was contingently liable for outstanding letters of credit aggregating to $8.9 million and $8.3 million, respectively.

Legal Proceedings

On May 10, 2011, the Company was named as a defendant in an action filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, which was subsequently removed to the United States District Court for the Northern District of Illinois. The complaint alleges that the Company sent thousands of unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“TCPA”). At the time of filing the complaint, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from the Company. Other reported TCPA claims have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances. Accordingly, the Company cannot reasonably estimate the amount of loss, if any, arising from this matter. The Company is vigorously contesting class action certification and liability, and will continue to evaluate its defenses based upon its internal review, advice from external legal counsel and investigation of prior events, new information, and future circumstances.

The Company is involved in various other legal proceedings in the ordinary course of its business that are not anticipated to have a material effect on the Company’s consolidated financial statements.

Because the outcome of litigation is inherently uncertain, the Company may not prevail in these proceedings and the ultimate exposure cannot be estimated if the Company were not to prevail. Accordingly, any rulings against the Company could have a material adverse effect on the consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

17. INTEREST AND OTHER INCOME

Interest and other income consisted of the following during 2012, 2011 and 2010 (in thousands):

	Successor	Predecessor
	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011	For the fiscal year ended December 31, 2010

Interest income	$15	$18	$28	$138
Other income	578	1,481	1,864	1,624
	$593	$1,499	$1,892	$1,762

18. INCOME TAXES

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2009 and is no longer subject to state and local, or foreign income tax examinations by tax authorities for years before 2008.

The (benefit) provision for income taxes for 2012, 2011 and 2010, is as follows (in thousands):

	Successor	Predecessor
	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011	For the fiscal year ended December 31, 2010
Current:
Federal	$(15,232)	$3,150	$13,816	$12,979
State	2,656	383	2,042	3,083
Foreign	78	176	262	263
	(12,498)	3,709	16,120	16,325
Deferred:
Federal	4,744	6,842	6,435	2,640
State	(2,749)	833	1,323	141
Foreign	—	—	(41)	(277)
	1,995	7,675	7,717	2,504
	$(10,503)	$11,384	$23,837	$18,829

As of December 28, 2012, the approximate amount of earnings of foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was $14.7 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax impact if such earnings were not permanently reinvested.

The Company has foreign tax credits in the amount of $0.6 million which may be used to offset future foreign source income taxable in the U.S. If not used, the foreign tax credits will expire at the end of 2013.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

The components of (loss) income before income taxes for 2012, 2011 and 2010 were as follows (in thousands):

	Successor	Predecessor
	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011	For the fiscal year ended December 31, 2010
United States	$(39,202)	$23,581	$60,863	$46,711
Foreign	255	627	648	39
Total	$(38,947)	$24,208	$61,511	$46,750

The reconciliation of the provision for income taxes at the federal statutory tax rate to the provision for income taxes for 2012, 2011 and 2010 is as follows:

	Successor	Predecessor
	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011	For the fiscal year ended December 31, 2010
Federal statutory tax rate	35.00%	35.00%	35.00%	35.00%
State and local income taxes, net of Federal benefit	2.64	5.02	4.31	4.24
Foreign income taxes	0.03	0.73	(0.01)	(0.06)
Merger related expenses	(10.39)	5.73	—	—
Nondeductible expenses and other	(0.31)	0.55	(0.55)	1.10
	26.97%	47.03%	38.75%	40.28%

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

Deferred income taxes result primarily from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes. The components of the Company's deferred tax assets and liabilities as of December 28, 2012 and December 30, 2011 consist of the following (in thousands):

	Successor	Predecessor
	December 28, 2012	December 30, 2011
Deferred tax assets:
Inventories	$7,103	$8,105
Share-based compensation	4,362	6,262
Net operating loss and tax credit carryforwards	2,720	592
Accrued workers compensation	2,137	1,838
Accrued bonus	1,637	1,387
Lease incentive obligation	1,531	1,823
Accrued vacation	1,280	1,228
Allowance for doubtful accounts	873	479
Deferred rent	128	1,471
Closing costs accrual	—	28
Other	848	723
Total deferred tax assets	22,619	23,936
Deferred tax liabilities:
Intangibles	(173,204)	(42,748)
Depreciation	(11,668)	(13,573)
Fair value premium on OpCo Notes	(8,323)	—
Other	(2,689)	(2,653)
Total deferred tax liabilities	(195,884)	(58,974)
Net deferred tax liabilities	$(173,265)	$(35,038)

Unrecognized Tax Benefits

In accordance with US GAAP, the Company will recognize the impact of a tax position if a position is "more likely than not" to prevail.

A reconciliation of the beginning and ending unrecognized tax benefits for the period from September 8, 2012 through December 28, 2012 (Successor) is as follows (in thousands):

Successor
For the period September 8, 2012 through December 28, 2012
Balance at September 8, 2012	$152
Increases related to prior year tax positions	817
Increases related to current year tax positions	566
Balance at December 28, 2012	$1,535

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

There were no material uncertain tax positions as of September 7, 2012, December 30, 2011, or December 31, 2010.

The unrecognized tax benefit, if recognized, would not have a material effect on the effective tax rate at December 28, 2012.

The Company recognizes potential penalties and interest related to unrecognized tax benefits within its statements of operations as selling, general and administrative expenses and interest expense, respectively. To the extent penalties and interest are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of selling, general and administrative expenses and interest expense, respectively. For the year ended December 28, 2012, the Company recorded an interest expense of $0.1 million.
The unrecognized tax benefit with respect to certain of the Company's tax positions may increase or decrease over the next twelve months; however, management does not expect the change, if any, to have a material effect on the Company's financial position or results of operations within the next twelve months.
During 2012, the IRS began an examination of the company's federal income tax return for the fiscal years 2009-2010. While the Company is not presently aware of any proposed adjustments, the examination remains ongoing and therefore the Company cannot determine at this time the impact this examination will have on the Company's financial condition or results of operations.

19. GUARANTOR SUBSIDIARIES

The OpCo Notes of Interline New Jersey (the “Subsidiary Issuer”), issued in November 2010, are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis by Interline Brands, Inc. (the “Parent Company”) and all of Interline New Jersey’s 100% owned domestic subsidiaries: JanPak, Inc., Wilmar Holdings, Inc., Wilmar Financial, Inc., and Glenwood Acquisition LLC (collectively the “Guarantor Subsidiaries”). The guarantees by the Parent Company and the Guarantor Subsidiaries are senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing senior subordinated indebtedness, subordinated to any of their senior indebtedness outstanding prior to the Merger and equal in right of payment to any senior indebtedness outstanding as of the Merger Date and any future senior indebtedness.

The Parent Company conducts virtually all of its business operations through the Subsidiary Issuer. Accordingly, the Parent Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in the Subsidiary Issuer that are derived from the earnings and cash flow generated by the Subsidiary Issuer. For the period December 31, 2011 through September 7, 2012, dividends totaling $1.5 million have been paid to the Parent Company from the Subsidiary Issuer for the purpose of funding share repurchases to satisfy minimum tax withholding requirements on share-based compensation. On September 8, 2012, a dividend of $162.3 million was paid to the Parent Company from the Subsidiary Issuer for the purpose of funding the Merger transactions. Through December 30, 2011, dividends totaling $26.2 million have been paid to the Parent Company from the Subsidiary Issuer for the purpose of funding the share repurchase that occurred during that year.

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

The condensed consolidating financial statements presented below for the period ended December 28, 2012 and from September 8, 2012 through December 28, 2012 (the Successor period) reflect the historical accounting basis for the Subsidiary Issuer and for the Guarantor Subsidiaries, with the exception of JanPak, which is recorded at fair value. Certain purchase accounting adjustments resulting from the Merger are reflected in the consolidating adjustments column.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 28, 2012
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,455	$13,803	$2,247	$—	$17,505
Accounts receivable - trade, net	—	134,269	23,268	—	157,537
Inventories	—	225,829	25,295	—	251,124
Intercompany receivable	18,384	4,878	—	(23,262)	—
Other current assets	37,635	24,297	5,097	(170)	66,859
Total current assets	57,474	403,076	55,907	(23,432)	493,025

Property and equipment, net	—	56,926	4,843	—	61,769
Goodwill	—	346,025	15,982	146,081	508,088
Other intangible assets, net	16,070	135,038	32,600	293,180	476,888
Investment in subsidiaries	812,059	99,321	—	(911,380)	—
Other assets	—	2,174	7,412	—	9,586
Total assets	$885,603	$1,042,560	$116,744	$(495,551)	$1,549,356

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$106,051	$7,552	$—	$113,603
Accrued expenses and other current liabilities	33,999	32,408	4,852	(3,651)	67,608
Intercompany payable	—	18,384	4,878	(23,262)	—
Current portion of capital leases	—	521	—	—	521
Total current liabilities	33,999	157,364	17,282	(26,913)	181,732

Long-Term Liabilities:
Long-term debt and capital leases, net of current portion	365,000	427,726	—	21,494	814,220
Other liabilities	129,134	69,011	141	(2,352)	195,934
Total liabilities	528,133	654,101	17,423	(7,771)	1,191,886

Stockholders' equity	357,470	388,459	99,321	(487,780)	357,470
Total liabilities and stockholders' equity	$885,603	$1,042,560	$116,744	$(495,551)	$1,549,356

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

CONDENSED CONSOLIDATING BALANCE SHEET
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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE PERIOD SEPTEMBER 8, 2012 THROUGH DECEMBER 28, 2012
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$394,322	$10,271	$—	$404,593
Cost of sales	—	248,666	7,683	—	256,349
Gross profit	—	145,656	2,588	—	148,244

Operating Expenses:
Selling, general and administrative expenses	19	118,765	2,379	(5,630)	115,533
Depreciation and amortization	—	8,089	11	4,737	12,837
Merger related expenses	27,900	11,741	—	—	39,641
Other operating income	—	—	(5,909)	5,909	—
Operating (loss) income	(27,919)	7,061	6,107	(5,016)	(19,767)

Equity earnings of subsidiaries	(20)	(4,686)	—	4,706	—

Interest and other (expense) income, net	(12,089)	(9,394)	1,070	1,233	(19,180)
(Loss) income before income taxes	(39,988)	2,353	7,177	(8,489)	(38,947)
Income tax (benefit) provision	(11,544)	(1,450)	2,491	—	(10,503)
Net (loss) income	(28,444)	3,803	4,686	(8,489)	(28,444)
Other comprehensive loss	(33)	(33)	—	33	(33)
Comprehensive (loss) income	$(28,477)	$3,770	$4,686	$(8,456)	$(28,477)
____________________

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE PERIOD DECEMBER 31, 2011 THROUGH SEPTEMBER 7, 2012
PREDECESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$917,752	$—	$—	$917,752
Cost of sales	—	584,033	—	—	584,033
Gross profit	—	333,719	—	—	333,719

Operating Expenses:
Selling, general and administrative expenses	—	269,138	13	(13,742)	255,409
Depreciation and amortization	—	17,707	—	—	17,707
Merger related expenses	—	19,049	—	—	19,049
Other operating income	—	—	(13,742)	13,742	—
Operating income	—	27,825	13,729	—	41,554

Equity earnings of subsidiaries	(12,824)	(10,881)	—	23,705	—

Loss on extinguishment of debt, net	—	(2,214)	—	—	(2,214)
Interest and other (expense) income, net	—	(17,610)	2,478	—	(15,132)
Income before income taxes	12,824	18,882	16,207	(23,705)	24,208
Income tax provision	—	6,058	5,326	—	11,384
Net income	12,824	12,824	10,881	(23,705)	12,824
Preferred stock dividends	—	(70,965)	—	70,965	—
Net income (loss) attributable to common stockholders	12,824	(58,141)	10,881	47,260	12,824
Other comprehensive income	303	303	—	(303)	303
Comprehensive income (loss)	$13,127	$(57,838)	$10,881	$46,957	$13,127
____________________

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2011
PREDECESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$1,249,484	$—	$—	$1,249,484
Cost of sales	—	787,017	—	—	787,017
Gross profit	—	462,467	—	—	462,467

Operating Expenses:
Selling, general and administrative expenses	—	373,719	55	(19,020)	354,754
Depreciation and amortization	—	23,739	—	—	23,739
Other operating income	—	—	(19,020)	19,020	—
Operating income	—	65,009	18,965	—	83,974

Equity earnings of subsidiaries	(37,674)	(14,923)	—	52,597	—

Interest and other (expense) income, net	—	(25,710)	3,247	—	(22,463)
Income before income taxes	37,674	54,222	22,212	(52,597)	61,511
Income tax provision	—	16,548	7,289	—	23,837
Net income	37,674	37,674	14,923	(52,597)	37,674
Preferred stock dividends	—	(128,125)	—	128,125	—
Net income (loss) attributable to common stockholders	37,674	(90,451)	14,923	75,528	37,674
Other comprehensive loss	(177)	(177)	—	177	(177)
Comprehensive income (loss)	$37,497	$(90,628)	$14,923	$75,705	$37,497
____________________

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
PREDECESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$1,086,989	$—	$—	$1,086,989
Cost of sales	—	672,745	—	—	672,745
Gross profit	—	414,244	—	—	414,244

Operating Expenses:
Selling, general and administrative expenses	—	334,827	30	(16,037)	318,820
Depreciation and amortization	—	20,240	—	—	20,240
Other operating income	—	—	(16,037)	16,037	—
Operating income	—	59,177	16,007	—	75,184

Equity earnings of subsidiaries	(27,921)	(12,868)	—	40,789	—

Loss on extinguishment of debt, net	—	(11,486)	—	—	(11,486)
Interest and other (expense) income, net	—	(19,973)	3,025	—	(16,948)
Income before income taxes	27,921	40,586	19,032	(40,789)	46,750
Income tax provision	—	12,665	6,164	—	18,829
Net income	27,921	27,921	12,868	(40,789)	27,921
Preferred stock dividends	—	(113,659)	—	113,659	—
Net income (loss) attributable to common stockholders	27,921	(85,738)	12,868	72,870	27,921
Other comprehensive income	382	382	—	(382)	382
Comprehensive income (loss)	$28,303	$(85,356)	$12,868	$72,488	$28,303
____________________

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD SEPTEMBER 8, 2012 THROUGH DECEMBER 28, 2012
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(24,005)	$25,998	$2,357	$—	$4,350
Cash Flows from Investing Activities:
Acquisition of Interline Brands, Inc.	(825,717)	—	—	—	(825,717)
Purchases of property and equipment, net	—	(5,748)	—	—	(5,748)
Dividends received from subsidiary issuer	162,262	—	—	(162,262)	—
Purchase of business, net of cash acquired	—	(82,500)	—	—	(82,500)
Net cash used in investing activities	(663,455)	(88,248)	—	(162,262)	(913,965)
Cash Flows from Financing Activities:
Proceeds from equity contributions, net	350,886	—	—	—	350,886
Increase in purchase card payable, net	—	1,289	—	—	1,289
Proceeds from issuance of HoldCo Notes	365,000	—	—	—	365,000
Proceeds from ABL Facility	—	217,500	—	—	217,500
Repayments on ABL Facility	—	(90,000)	—	—	(90,000)
Payment of debt financing costs	(16,701)	(9,652)	—	—	(26,353)
Payments on capital lease obligations	—	(193)	—	—	(193)
Proceeds from issuance of common stock	1,454	—	—	—	1,454
Dividends paid to parent company	—	(162,262)	—	162,262	—
Intercompany activity	(11,724)	11,909	(185)	—	—
Net cash provided by (used in) financing activities	688,915	(31,409)	(185)	162,262	819,583
Effect of exchange rate changes on cash and cash equivalents	—	(65)	—	—	(65)
Net increase (decrease) in cash and cash equivalents	1,455	(93,724)	2,172	—	(90,097)
Cash and cash equivalents at beginning of period	—	107,527	75	—	107,602
Cash and cash equivalents at end of period	$1,455	$13,803	$2,247	$—	$17,505

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2011
PREDECESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$72,944	$(76)	$—	$72,868
Cash Flows from Investing Activities:
Purchases of property and equipment, net	—	(19,371)	—	—	(19,371)
Proceeds from sales and maturities of short-term investments	—	100	—	—	100
Purchase of businesses, net of cash acquired	—	(9,695)	—	—	(9,695)
Dividends received from subsidiary issuer	26,178	—	—	(26,178)	—
Other	—	(52)	—	52	—
Net cash provided by (used in) investing activities	26,178	(29,018)	—	(26,126)	(28,966)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	5,536	—	—	5,536
Repayment of debt and capital lease obligations	—	(645)	—	—	(645)
Repayment of 8 1/8% senior subordinated notes	—	(13,358)	—	—	(13,358)
Payment of debt financing costs	—	(29)	—	—	(29)
Purchases of treasury stock	(26,178)	—	—	—	(26,178)
Dividends paid to parent company	—	(26,178)	—	26,178	—
Other	—	959	52	(52)	959
Net cash (used in) provided by financing activities	(26,178)	(33,715)	52	26,126	(33,715)
Effect of exchange rate changes on cash and cash equivalents	—	(69)	—	—	(69)
Net increase (decrease) in cash and cash equivalents	—	10,142	(24)	—	10,118
Cash and cash equivalents at beginning of period	—	86,919	62	—	86,981
Cash and cash equivalents at end of period	$—	$97,061	$38	$—	$97,099

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
PREDECESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$60,882	$(122)	$—	$60,760
Cash Flows from Investing Activities:
Purchases of property and equipment, net	—	(17,729)	—	—	(17,729)
Purchase of short-term investments	—	(2,955)	—	—	(2,955)
Proceeds from sales and maturities of short-term investments	—	4,334	—	—	4,334
Purchase of businesses, net of cash acquired	—	(54,781)	—	—	(54,781)
Other	—	(131)	—	131	—
Net cash used in investing activities	—	(71,262)	—	131	(71,131)
Cash Flows from Financing Activities:
Decrease in purchase card payable, net	—	(3,471)	—	—	(3,471)
Repayment of debt and capital lease obligations	—	(156,167)	—	—	(156,167)
Repayment of 8 1/8% senior subordinated notes	—	(137,323)	—	—	(137,323)
Payment of tender premiums and expenses	—	(6,338)	—	—	(6,338)
Proceeds from issuance of OpCo Notes	—	300,000	—	—	300,000
Payment of debt issuance costs	—	(10,378)	—	—	(10,378)
Other	—	11,661	131	(131)	11,661
Net cash (used in) provided by financing activities	—	(2,016)	131	(131)	(2,016)
Effect of exchange rate changes on cash and cash equivalents	—	145	—	—	145
Net (decrease) increase in cash and cash equivalents	—	(12,251)	9	—	(12,242)
Cash and cash equivalents at beginning of period	—	99,170	53	—	99,223
Cash and cash equivalents at end of period	$—	$86,919	$62	$—	$86,981

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the years ended December 30, 2011 and December 31, 2010 (Predecessor)

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company's quarterly results of operations for 2012 and 2011 (in thousands):

	For the fiscal year ended December 28, 2012
	Predecessor			Successor
			June 30, 2012 through September 7, 2012	September 8, 2012 through September 28, 2012
	First Quarter	Second Quarter			Fourth Quarter
Net sales	$313,582	$334,821	$269,349	$80,901	$323,692
Gross profit	115,611	121,053	97,055	30,300	117,944
Net income (loss)	7,465	9,021	(3,662)	(24,714)	(3,730)

	For the fiscal year ended December 30, 2011
	Predecessor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$297,417	$317,679	$331,349	$303,039
Gross profit	110,941	116,134	122,341	113,051
Net income	6,883	9,856	12,382	8,553

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
As announced on Current Report on Form 8-K filed on September 13, 2012, in connection with the Merger, Deloitte & Touche LLP, formerly the independent registered public accountant for the Company, was dismissed as the Company’s independent registered public accounting firm as of September 7, 2012. As announced on Current Report on Form 8-K filed on September 19, 2012, the Company engaged PricewaterhouseCoopers LLP as the Company’s new independent registered certified public accounting firm.
ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 28, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2012, our disclosure controls and procedures were effective to ensure that: (1) material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 28, 2012.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Our disclosure controls are designed to provide reasonable assurance of achieving their objectives. Based on our evaluation of the effectiveness of our internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 28, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.
ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors

Our current Board of Directors consists of ten members. Members of the Board of Directors are elected in accordance with the provisions of the Third Amended and Restated Certificate of Incorporation, the Sixth Amended and Restated Bylaws and the Stockholders Agreement dated September 7, 2012 (the “Stockholders Agreement”). The Stockholders Agreement was entered into by and among GS Capital Partners and its affiliates, P2 Capital Partners and its affiliates, and certain stockholders of the Company. Pursuant to the Stockholders Agreement, GS Capital Partners (which owns a majority of the Company's shares) has the right to designate five members of our Board of Directors and P2 Capital Partners has the right to designate two members of our Board of Directors, unless otherwise agreed by GS Capital Partners and P2 Capital Partners. In addition, the Stockholders Agreement provides that the Chief Executive Officer and the President of the Company shall be members of our Board of Directors, with the Chief Executive Officer also serving as Chairman of the Board. Because of these requirements and because our equity is privately-held, we do not currently have a policy or procedures with respect to shareholder recommendations for nominees to our Board of Directors.

As a result of the Stockholders Agreement, Messrs. Mehra, Gross and Crampton, and Ms. Berry, as well as Philip Grovit (who no longer serves on our Board of Directors), were designated as members of our Board of Directors by GS Capital Partners, and Messrs. Moller and Paulson were designated by P2 Capital Partners. In addition, the Board of Directors appointed two independent directors to our Board of Directors: Dennis J. Letham, who also serves as Chair of our Audit Committee; and Jozeph Opdeweegh, who also serves as a member of our Compensation Committee. Pursuant to the Stockholders' Agreement, Mr. Opdeweegh was designated as a member of our Board of Directors by GS Capital Partners. In addition, GS Capital Partners and P2 Capital Partners agreed to increase the size of our Board of Directors to ten members in connection with Mr. Letham's appointment in March 2013 and that Mr. Letham would be designated as a member of our Board of Directors by GS Capital Partners pursuant to the terms of the Stockholders' Agreement. Each of our directors, other than Messrs. Letham and Opdeweegh, are employed by us or our principal stockholders.

The names of our current directors, along with their present positions and qualifications, their principal occupations and directorships held with public corporations during the past five years and their ages as of March 12, 2013 are set forth below:

Name	Age	Position
Michael J. Grebe	55	Chairman of the Board and Chief Executive Officer
Kenneth D. Sweder	43	Director, President and Chief Operating Officer
Ann Berry	31	Director
Christopher Crampton	35	Director
Bradley Gross	40	Director
Dennis J. Letham	61	Director
Sanjeev Mehra	54	Director
Claus J. Moller	50	Director
Jozef Opdeweegh	46	Director
Joshua D. Paulson	35	Director

Director Backgrounds and Qualifications

Unless otherwise indicated, the business experience of our directors described below represents their experience over at least the last five years.

Michael J. Grebe has served as Chairman of the Board of Directors of Interline since January 2007; as a director of Interline since June 2004; as Chairman of the Board of Directors of Interline New Jersey from January 2007 until September 2012; as a director of Interline New Jersey from May 2000 until September 2012; and as Chief Executive Officer of Interline and Interline New Jersey since June 2004. Mr. Grebe has also previously served as President of Interline and Interline New Jersey and as Chief Operating Officer of Interline New Jersey. Prior to joining Interline, Mr. Grebe served as a Group Vice President of Airgas, Inc. (“Airgas”) a distributor of industrial gases, from 1997 to 1998. Mr. Grebe joined Airgas following its acquisition of IPCO Safety, Inc., a national distributor of industrial safety supplies, where he served as President from 1991 to 1996. Mr. Grebe's qualifications to serve on our Board of Directors include his more than 20 years of experience serving in senior-level leadership positions in distribution companies, and his more than 10 years of experience serving as CEO, President and/or COO of Interline and Interline New Jersey.

Kenneth D. Sweder has served as a director of Interline since September 2012, as President of Interline and Interline New Jersey since February 2011, as Chief Operating Officer of Interline and Interline New Jersey since October 2008, and as Chief Merchandising Officer of Interline and Interline New Jersey since April 2007. Prior to joining Interline, Mr. Sweder was the First Vice President of Property Operations Strategy at Equity Residential Properties from June 2004 to April 2007, a management consultant at Bain & Company from June 2000 to May 2004, and in various positions within the National Corporate Banking division of PNC Bank from July 1991 to May 2000, most recently as Vice President. Mr. Sweder's qualifications to serve on our Board of Directors include his extensive knowledge of our business, industry and operations; high level of financial and capital markets literacy; deep acquisition and integration expertise; and significant experience with our sales, marketing and technology platforms.

Ann Berry has served as a director of Interline since September 2012. Ms. Berry is a Vice President in the Principal Investment Area of the Merchant Banking Division of Goldman, Sachs & Co., which she joined in 2008. She also serves as a director of U.S. Security Associates. Ms. Berry's qualifications to serve on our Board of Directors are described below.

Christopher Crampton has served as a director of Interline and Interline New Jersey since September 2012. Mr. Crampton is a Managing Director in the Principal Investment Area of the Merchant Banking Division of Goldman, Sachs & Co., which he joined in 2003. He also serves as a director of Americold Realty Trust, Andrews International, MRC Global, Inc. and U.S. Security Associates. Mr. Crampton's qualifications to serve on our Board of Directors are described below.

Bradley Gross has served as a director of Interline and Interline New Jersey since September 2012. Mr. Gross is a Managing Director of Goldman, Sachs & Co. Mr. Gross joined Goldman, Sachs & Co. in the Real Estate Principal Investment Area in 1995 and joined the Principal Investment Area in 2000. Mr. Gross currently serves as a director of Flynn Restaurant Group LLC, Aeroflex Holding Corp., Americold Realty Trust and Griffon Corporation. Within the past five years, he has served as a director of First Aviation Services, Inc., Capmark Financial Group, MoneyGram International, Inc. and Cequel Communications, LLC. Mr. Gross' qualifications to serve on our Board of Directors are described below.

Dennis J. Letham has served as a director of Interline since March 2013. From 1995 until his retirement in 2011, Mr. Letham served as Executive Vice President, Finance and Chief Financial Officer of Anixter International, Inc. During 1993 to 1995, Mr. Letham served as Executive Vice President and Chief Financial Officer of Anixter, Inc., the principal operating subsidiary of Anixter International, Inc. Prior to joining Anixter, Mr. Letham served in various leadership positions during his 10-year career with National Intergroup, Inc. Mr. Letham began his career with Arthur Andersen & Co. where he held progressive responsibilities in the Audit Department. Mr. Letham also serves on the Board of Directors of Tenneco, Inc. Mr. Letham's qualifications to serve on our Board of Directors include his prior experience as a Chief Financial Officer of a large public distribution company, and his extensive experience in complex financial, accounting and operational issues.

Sanjeev Mehra has served as a director of Interline since September 2012. Mr. Mehra has been a partner of Goldman, Sachs & Co. since 1998 and a Managing Director of Goldman, Sachs & Co.'s Principal Investment Area of its Merchant Banking Division since 1996. He also serves as a director of ARAMARK Corporation, KAR Auction Services, Inc., SunGard Data Systems, Inc., Sigma Electric, Max India Limited and TVS Logistics Services Limited, and in the past five years has served as a director of Hawker Beechcraft, Inc., First Aviation Services, Inc., Adam Aircraft Industries, Inc. and Burger King Holdings, Inc. Mr. Mehra's qualifications to serve on our Board of Directors are described below.

Claus J. Moller has served as a director of Interline since September 2012. Mr. Moller is the Founder and Managing Partner of P2 Capital Partners, a private equity firm. Mr. Moller's qualifications to serve on our Board of Directors are described below.

Jozef Opdeweegh has served as a director of Interline since February 2013. Mr. Opdeweegh is currently the Chief Executive Officer of Neovia Logistics Services, LLC (f/k/a Caterpillar Logistics Services, Inc.). Mr. Opdeweegh previously served as the Chief Executive Officer of Americold Realty Trust from March 2009 to February 2012, as interim Chief Executive Officer of Americold Realty Trust from September 2008 through March 2009 and as a Trustee of Americold Realty Trust since March 2008. From 2000 through the end of 2007, Mr. Opdeweegh served as the Chief Executive Officer and President of Syncreon, Inc. (f/k/a TDS Logistics & Walsh Western), a supply chain services company focused on the automotive and technology industry. Mr. Opdeweegh's qualifications to serve on our Board of Directors include his extensive knowledge of complex supply chain solutions, warehouse operations and distribution.

Joshua D. Paulson has served as a director of Interline and Interline New Jersey since September 2012. Mr. Paulson is a Partner with P2 Capital Partners, a private equity firm. Mr. Paulson's qualifications to serve on our Board of Directors are described below.

We believe that each of our directors nominated by our private equity sponsors have the experience and qualifications that will allow them to make substantial contributions to the Board of Directors. Messrs. Crampton, Gross, Mehra, Moller and Paulson, and Ms. Berry, have expertise in distribution, operations, logistics and marketing as a result of their experience working on investments in other distribution companies. These directors hold positions with national and global private equity firms and possess experience in owning and managing enterprises like the Company and are familiar with corporate finance, strategic business planning activities and issues involving stakeholders more generally. In addition, these directors have experience in corporate governance through their experience serving as directors of other public and private companies.

Our Executive Officers
The following table sets forth the name, age and positions, as of March 12, 2013, of individuals who are currently executive officers of the Company. To our knowledge, there are no family relationships between any director or executive officer and any other director or executive officer of the Company.

Name	Age	Position
Michael J. Grebe	55	Chairman of the Board and Chief Executive Officer
Kenneth D. Sweder	43	Director, President and Chief Operating Officer
John A. Ebner	44	Chief Financial Officer
Lucretia D. Doblado	49	Chief Information Officer
Michael Agliata	39	Vice President, General Counsel and Secretary
David C. Serrano	49	Chief Accounting Officer and Corporate Controller
James A. Spahn	58	Vice President, Distribution

John A. Ebner has served as Chief Financial Officer of Interline and Interline New Jersey since January 2010, and previously served as Treasurer of Interline and Interline New Jersey from January 2010 to May 2010. Prior to joining Interline, Mr. Ebner worked for 13 years with Alltel Corporation where he served in various senior leadership roles including Treasurer, Senior Vice President of Investor Relations, Vice President of Finance - Wireless Operations, Vice President - Industry Relations, and Vice President - Pricing and Product Management. Mr. Ebner served as an investment banker with JP Morgan from 1995 to 1996.

Lucretia D. Doblado has served as Chief Information Officer of Interline and Interline New Jersey since October 2006. Prior to joining Interline, Ms. Doblado served as the Senior Vice President and Chief Information Officer of The Bombay Company, Inc. from October 2003 to September 2006 and a Partner at Accenture, a premier consulting and business integration firm, from 1986 to 2002, where she assisted clients for 17 years building information technology solutions for Fortune 500 and international companies.

Michael Agliata has served as Vice President, General Counsel and Secretary of Interline and Interline New Jersey since March 2009. Mr. Agliata previously served as Corporate Counsel for Interline and Interline New Jersey from July 2007 to March 2009 and as Assistant Secretary from March 2008 to March 2009. Prior to joining Interline, Mr. Agliata was a practicing attorney in the Jacksonville, Florida office of Holland & Knight LLP from April 2004 to April 2007 and in the Miami and Fort Lauderdale offices of Fowler White Burnett, P.A. from July 1999 through April 2004.

David C. Serrano has served as Chief Accounting Officer of Interline and Interline New Jersey since May 2010 and as Corporate Controller of Interline and Interline New Jersey since August 2001. Mr. Serrano previously served as Vice President of Finance of Interline and Interline New Jersey from September 2005 to May 2010, and as Divisional Controller of Interline New Jersey from September 2000 to August 2001. Prior to joining Interline, Mr. Serrano served as Corporate Controller of Barnett, Inc., one of our corporate predecessors, from 1990 to 2000, and as Assistant Controller of U.S. Lock Corporation, another one of our predecessor companies, from 1988 to 1990.

James A. Spahn has served as Vice President, Distribution of Interline and Interline New Jersey since 2002. Mr. Spahn previously served as General Manager and Regional Vice President of Sales of our Detroit distribution center from July 1999 to November 2002. Prior to joining Interline, Mr. Spahn served as the Director of Sales from 1996 to 1999 with The Crown Group (automotive) and as the Director of Operations and Vice President of Sales from 1989 to 1996 with Thermofil, Inc. Mr. Spahn also worked for the DuPont Company from 1976 to 1989, during which time he held various positions in the areas of sales, operations, technical service and personnel.

Committees

Our Board of Directors currently has two standing committees: the Audit Committee and the Compensation Committee.

The primary purposes of the Audit Committee are to assist the Board of Directors in monitoring the integrity of our financial statements, the qualifications and independence of our independent registered certified public accounting firm, the performance of our audit function and independent registered certified public accounting firm, and our compliance with legal and regulatory requirements. The Audit Committee also assists the Board of Directors in monitoring various controls implemented by the Company to address and reduce financial and legal risks. Messrs. Letham, Crampton, Gross and Paulson are currently serving on the Audit Committee. Mr. Letham serves as Chairman of the Audit Committee and also qualifies as an independent “audit committee financial expert,” as such term has been defined by the SEC in Item 407(d)(5)(ii) of Regulation S-K.

The Compensation Committee has the authority to approve salaries and bonuses and other compensation matters for our executive officers. In addition, the Compensation Committee has the authority to approve employee benefit plans as well as administer the 2012 Stock Option Plan and Employee Stock Purchase Plan. The Compensation Committee currently consists of Messrs. Gross, Crampton, Opdeweegh, and Paulson. Mr. Gross serves as Chairman of the Compensation Committee.

Code of Conduct and Ethics

Our Board of Directors and management have a strong commitment to ethical conduct and business practices. The Company has adopted a Code of Conduct and Ethics (the “Code”), which applies to all of the Company's directors, officers (including its Chief Executive Officer, Chief Financial Officer, Controller and any person(s) performing similar functions) and employees. The Code is periodically reviewed and updated to remain current with applicable legal requirements and best practices. The Code is posted on our website at www.interlinebrands.com and is available in print to any shareholder who requests it.

Section 16(A) Beneficial Ownership Reporting Compliance During Pre-Merger Period

During the period preceding the closing of our Merger transaction with our private equity sponsors, Section 16(a) of the Securities Exchange Act of 1934 required our executive officers and Directors, and persons who owned more than 10% of a registered class of our equity securities, to file reports of ownership on Forms 3, 4 and 5 with the SEC. We are required to disclose any failure to have filed these reports by the required due dates. All of the filing requirements were satisfied in a timely manner.

ITEM 11. Executive Compensation

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers who serve on our Board of Directors or Compensation Committee.

DIRECTOR COMPENSATION

Prior to the closing of the Company's Merger transaction with its private equity sponsors on September 7, 2012 (the “Merger”), each of our non-employee Directors received an annual retainer of $40,000. In addition to the annual retainer, the Lead Independent Director, the Chair of the Audit Committee, the Chair of the Compensation Committee, and the Chair of the Nominating & Governance Committee received an annual fee of $15,000, $15,000, $7,500, and $6,000, respectively. All fees were paid in equal installments on a quarterly basis. At the election of the respective director, fees were paid in the form of cash, shares of our then publicly traded common stock or deferred stock units (“DSUs”). In addition to cash compensation, each non-employee Director received an annual award of stock options and DSUs with an aggregate approximate total award value of $100,000. Each stock option was scheduled to fully vest on the anniversary of the date of grant and had an exercise price of the fair market value of a share of our common stock on the date of grant. Each DSU would have converted into a share of our common stock upon vesting on the earlier of (i) a change in control and (ii) the anniversary of the date on which the Director leaves the Board. However, in connection with the Merger, each DSU that was outstanding immediately prior to the Merger became fully vested and converted into the right to receive a cash payment of the per share Merger consideration, and each outstanding stock option was canceled and converted into the right to receive a cash payment equal to the difference, if any, between the respective exercise price and the per share Merger consideration. As of the effective time of the Merger, Gideon Argov, Michael E. DeDomenico, John J. Gavin, Barry J. Goldstein, Randolph W. Melville, Drew T. Sawyer and David G. Zanca each resigned from his position on the Board.

Following the Merger, the Sponsors appointed Ann Berry, Christopher Crampton, Bradley Gross, Philip Grovit, Sanjeev Mehra, Claus J. Moller, and Joshua D. Paulson (together, the “Sponsor Appointees”) to serve on the Board with Michael J. Grebe and Kenneth D. Sweder. Mr. Grovit resigned from the Board effective as of February 1, 2013. None of the Sponsor Appointees, Mr. Grebe or Mr. Sweder is individually compensated by the Company for service on the Board.

Jozef Opdeweegh and Dennis J. Letham joined the Board as independent directors, effective as of February 1, 2013 and March 1, 2013, respectively. Mr. Opdeweegh and Mr. Letham each receive an annual retainer of $40,000. Mr. Letham also receives an annual fee of $20,000 for serving as the Chair of the Audit Committee, and Mr. Opdeweegh receives an annual fee of $7,500 for serving as a member of the Compensation Committee. All fees are payable in equal installments on a quarterly basis. Upon joining our Board, Messrs. Letham and Opdeweegh were also each granted 1,961 time-based stock options with an exercise price of $255.00 per share. These options will vest in equal increments of 20% of the total stock option grant on each of the first, second, third, fourth and fifth anniversaries of the date of grant, subject to continued service on our Board.

No additional fees are paid to Directors for attendance at Board or committee meetings. For the independent directors, all Director compensation is contingent upon a Director attending a minimum of 75% of our regular meetings (in person or telephonically) each year.

The following table summarizes the fees and other compensation that our non-employee Directors earned for services as members of the Board of Directors and any committee of the Board of Directors during the period beginning December 31, 2011 through September 7, 2012 (the “Pre-Merger Period”) or during the period beginning September 8, 2012 through December 28, 2012 (the “Post-Merger Period”) as indicated.

Name	Fees Earned or Paid in Cash		Stock Awards(1)		Option Awards(1)		All Other Compensation		Total
Gideon Argov(2)	$35,614	(3)	$64,992	(4)	$35,001	(5)	$—		$135,607
Michael E. DeDomenico(2)	$29,984	(6)	$64,992	(4)	$35,001	(5)	$—		$129,977
John J. Gavin(2)	$45,750		$64,992	(4)	$35,001	(5)	$70,000	(7)	$215,743
Barry J. Goldstein(2)	$41,250		$64,992	(4)	$35,001	(5)	$—		$141,243
Randolph W. Melville(2)	$30,000		$64,992	(4)	$35,001	(5)	$—		$129,993
Charles W. Santoro(8)	$20,000		$—		$—		$—		$20,000
Drew T. Sawyer(2)	$30,000		$64,992	(4)	$35,001	(5)	$—		$129,993
David G. Zanca(2)	$30,000		$64,992	(4)	35,001	(5)	$—		$129,993
Ann Berry(9)	$—		$—		$—		$—		$—
Christopher Crampton(9)	$—		$—		$—		$—		$—
Bradley Gross(9)	$—		$—		$—		$—		$—
Philip Grovit(9)	$—		$—		$—		$—		$—
Sanjeev Mehra(9)	$—		$—		$—		$—		$—
Claus J. Moller(9)	$—		$—		$—		$—		$—
Joshua D. Paulson(9)	$—		$—		$—		$—		$—
____________________

(1)
Represents the aggregate amount of grant date fair value (computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation). For a complete description of the valuation assumptions see Note 14. Share-Based Compensation to our audited consolidated financial statements included in this annual report.

(2)
Each of these non-employee directors resigned as of the effective time of the Merger. Amounts reported in the “Fees Earned or Paid in Cash” column represent the fees paid for services rendered from the period beginning December 31, 2011 through September 7, 2012.

(3)	As elected by Mr. Argov, this amount includes $11,864 paid in DSUs.

(4)	Represents the director's annual award of DSUs.

(5)	Represents the director's annual award of stock options.

(6)	As elected by Mr. DeDomenico, this amount includes $9,984 paid in DSUs.

(7)	This amount represents $70,000 paid to Mr. Gavin related to extensive additional work required in connection with the Merger.

(8)
The Company announced in its proxy statement issued to shareholders in connection with the May 10, 2012 annual shareholders meeting (the “2012 Shareholders Meeting”) that it would not renominate Mr. Santoro for reelection. Mr. Santoro served as a director of the Company and as a member of our Compensation Committee until his term expired at the conclusion of 2012 Shareholders Meeting. The amount reported in the “Fees Earned or Paid in Cash” column represent the fees paid for services rendered from the period beginning December 31, 2011 through May 10, 2012.

(9)
Each of these directors was appointed by the Sponsors to serve on the Board effective as of September 7, 2012. These directors were not compensated for the service on the Board in 2012. Mr. Opdeweegh and Mr. Letham are not included in the table above because they were not directors as of December 28, 2012.

COMPENSATION COMMITTEE REPORT

The following report of the Compensation Committee does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other filing by Interline under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The Compensation Committee of the Board of Directors reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Form 10-K for the year ended December 28, 2012, as filed with the SEC.

COMPENSATION COMMITTEE
Mr. Bradley Gross, Chairman
Mr. Christopher Crampton
Mr. Jozef Opdeweegh
Mr. Joshua D. Paulson

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion describes our executive compensation philosophy and compensation programs, and how they are applied to our CEO, CFO and our other executive officers whose compensation is listed in the Summary Compensation Table and discussed below (our “named executive officers”). As part of our transition from being a publicly-held to a privately-held company, the Compensation Committee of our Board of Directors implemented changes to certain elements of our compensation, although our post-Merger executive compensation philosophy and objectives are generally consistent with those in place prior to the Merger. The following discussion begins with a description of certain pre-Merger compensation decisions relating to the compensation program in place during the Pre-Merger Period, and is followed by descriptions of our compensation-related arrangements following the closing of the Merger. To the extent certain portions of the named executive officers' compensation reported in the tabular disclosure for 2012 were based on pre-Merger compensation elements, we have so indicated. All references made herein to the “Compensation Committee” relating to the Pre-Merger Period shall refer to the Compensation Committee in place prior to the consummation of the Merger, and all references relating to the Post-Merger Period shall refer to the Compensation Committee in place following the consummation of the Merger.

General Compensation Philosophy

Both prior to and following the Merger, our compensation program was and continues to be designed to:

(i)	attract, retain, motivate and reward highly qualified executive management who drive the execution of our long-term business strategy and, in turn, generate shareholder value;

(ii)	create appropriate incentives for executive management without encouraging unnecessary risk-taking;

(iii)	maintain a simple, consistent, equitable and transparent framework that permits flexibility and room for judgment; and

(iv)	use compensation judiciously to achieve business objectives without undue transfer of value to employees.

Our compensation program is also designed to align management's incentives with the long-term interests of our shareholders. We believe we can best increase our shareholders' value over the long-term by attaining earnings growth through increased sales, improved gross margins and lower operating costs. Accordingly, our 2012 annual non-equity incentive compensation program in place prior to the Merger for our named executive officers was designed to reward achievement of earnings growth-based performance targets as well as achievement by each individual of his or her personal performance objectives.

Oversight

Our executive compensation objectives, policies and programs are established by the Compensation Committee. The Compensation Committee is responsible for the following:

•	reviewing and approving annually the goals and objectives relevant to compensation of all executive officers;

•	reviewing and approving the individual elements of all executive officers' annual compensation;

•	reviewing and approving all employment agreements, severance agreements, retirement arrangements, and change in control agreements/provisions for the Company's executive officers;

•	administering the Company's 2012 Stock Option Plan (the "2012 Plan") and Employee Stock Purchase Plan ("ESPP");

•	periodically reviewing the compensation paid to non-employee and independent Directors and recommending changes to the full Board, as appropriate;

•	planning for executive development and succession; and

•	assisting the Board in its oversight of the development, effectiveness and implementation of our compensation policies and strategies.

Compensation Program

The primary elements of compensation for our named executive officers are base salary, annual non-equity incentive compensation (also referred to herein as annual cash bonuses) and equity compensation. We do not maintain any post-retirement benefit plans solely for our named executive officers and we provide limited perquisites to our named executive officers. There are no benefit plans that are available to our named executive officers that are not also available on the same terms to our other employees.
Pre-Merger Compensation Decisions

Outside Compensation Consultant

Prior to the consummation of the Merger, the Compensation Committee engaged Frederic W. Cook & Co., Inc. (the “Consultant”) as its compensation consultant to assist the Compensation Committee in assessing best practices with respect to compensation trends and to recommend a relevant group of peer companies against which to assess, among other things, the competitiveness and appropriateness of our executive compensation. We refer to the Consultant's assessment as the “annual competitive compensation assessment.”

In addition to the annual competitive compensation assessment, the Consultant provided assistance to us with the following projects and activities relating to our 2012 fiscal year:

•	designing the 2012 annual bonus and long-term incentive compensation programs;

•	reviewing the Company's annual proxy statement disclosure pertaining to executive compensation;

•	reviewing new hire executive compensation packages;

•	reviewing and complying with the Dodd-Frank Wall Street Reform and Consumer Protection Act; and

•	advising on risk oversight of our compensation program.

Benchmarking

Our compensation package for our named executive officers is designed to be competitive with comparable employers. Prior to the Merger, the Compensation Committee, after taking into account recommendations from the Consultant, selected a peer group from among a group of companies of a similar size and business (our “2012 peer group”) for the purpose of assessing the competitiveness of the compensation package provided to our named executive officers. Our 2012 peer group included: American Woodmark Corp., Apogee Enterprises, Inc., Applied Industrial Technologies, Inc., Beacon Roofing Supply, Inc., Builders Firstsource, Inc., Comfort Systems USA, Gibraltar, H&E Equipment Services, Kaman Corp., Pool Corp., PSS World Medical, RSC Holdings, and United Rentals. The Consultant provided the Compensation Committee with information regarding the 25th percentile, median and 75th percentile levels of total direct compensation (salary, annual bonus and long-term incentive) provided by the 2012 peer group companies to their respective named executive officers. The Compensation Committee reviewed this information with the Consultant and the CEO. Our belief was that compensation that fell within the 25th percentile and 75th percentile was generally competitive in comparison to the 2012 peer group companies, taking into account the Company's revenues, net income, market capitalization and employees as compared to the 2012 peer group companies, with compensation below the median being at the lower end of the competitive range and compensation above the median being at the higher end of the competitive range. The Company used this range of compensation levels to assess the extent to which the compensation provided to the Company's named executive officers was generally consistent with (or significantly inconsistent with) that offered by the 2012 peer group companies to their named executive officers, but the Company did not tie any particular element of compensation (or total compensation) to any specific targeted peer group level. The Compensation Committee also reviewed specific relevant factors for each named executive officer (including his or her performance and accomplishments, the extent to which the position was deemed critical to the Company, the length of service and difficulty of recruiting, and other factors described below under “Compensation Program - Base Salaries” and “Compensation Program - Equity Compensation” in making its determinations that the compensation level was appropriate for the named executive officer.

Our CEO recommended to the Compensation Committee annual compensation levels for executive officers other than himself, as well as any new employment contracts or changes to existing contracts.

Base Salaries

Base salaries are intended to establish a level of compensation which, together with the other components of the compensation program, will help us attract and retain the talent needed to meet the challenges of the competitive industry in which we operate while maintaining an acceptable level of fixed costs.

The Company generally determines base salaries and other cash compensation for the Company's named executive officers based upon consideration of the following material factors: (1) the Company's evaluation of the named executive officer's performance in the preceding fiscal year; (2) the anticipated contribution by the named executive officer in the upcoming fiscal year, taking into account the role, responsibility and scope of each position; (3) any extraordinary changes that have occurred (such as a significant change in responsibilities or a promotion); (4) any specific requirements set forth in a named executive officer's employment agreement; (5) the named executive officer's length of service and his performance over an extended period of time; (6) general economic conditions; and (7) the value and potential value to the executive of the other elements of the Company's compensation program. All of the above considerations are addressed collectively in the determination of the named executive officer's base salary level.

For 2012, the base salaries for our named executive officers were increased, or otherwise remained unchanged, as set forth below and, except in the case of Mr. Grebe, were implemented in the normal course in 2012 (prior to the Merger):

Named Executive Officer and Principal Position	2011 Base Salary	2012 Base Salary
Michael J. Grebe(1)	$630,000	$695,000
Chairman and Chief Executive Officer
John A. Ebner	$360,500	$371,315
Chief Financial Officer
Kenneth D. Sweder	$440,000	$453,200
President and Chief Operating Officer
Lucretia D. Doblado	$272,538	$277,988
Chief Information Officer
Michael Agliata	$257,500	$265,225
Vice President, General Counsel and Secretary
John M. McDonald(2)	$365,000	$365,000
Senior Vice President, Sales
____________________

(1)
Upon the request and recommendation of Mr. Grebe, the Compensation Committee did not increase Mr. Grebe's base salary in 2012. However, Mr. Grebe received a base salary increase in connection with his agreement to remain as CEO of the Company following the consummation of the Merger.

(2)	Mr. McDonald resigned from the Company effective October 19, 2012.

We believe our base salary structure provides a framework for an equitable compensation ratio between executives, with higher salaries for jobs having greater duties and responsibilities. The amount of base salary is taken into account and affects the amount of annual bonuses for our named executive officers, because the target annual bonus for each of our named executive officers is expressed as a specified percentage of his or her base salary.

Annual Non-Equity Incentive Compensation (Annual Bonus)

Our annual non-equity incentive compensation awarded under the 2012 Executive Cash Incentive Plan (the “ECIP”) is intended to motivate and reward performance by providing cash bonus payments based upon meeting or exceeding performance goals. Upon achievement of the established performance goals, individual awards are determined as variable percentages of the executives' base salaries, depending on the extent to which performance goals are attained. The Compensation Committee determines achievement of performance under the ECIP based on achievement of (i) Company performance targets and (ii) individual performance goals. With respect to the Pre-Merger Period, the ECIP Company performance targets were based on the Company's adjusted earnings per share (“EPS”).

Following the consummation of the Merger, the Company ceased to have publicly traded equity. However, the Compensation Committee determined that the EPS component of the ECIP would apply to both the Pre-Merger Period and the Post-Merger Period, with the Post-Merger Period based upon Company performance over the entire fiscal year.

The Compensation Committee confirms achievement of performance goals before payment of any bonus amounts, and any such bonus payments are typically made on or before March 15 of the year following the year in which the bonuses are earned. The Compensation Committee approves the performance goals for the then-current fiscal year typically on or around the same time that the Compensation Committee confirms the achievement of the prior year's performance goals.

Pre-Merger Metrics

The Compensation Committee determined that, for the Pre-Merger Period, the annual bonus would be earned based on two separate components: (1) 75% of the annual bonus would be dependent upon achieving certain targets relating to EPS, adjusted for certain non-recurring items as approved by the Compensation Committee, or adjusted EPS (the “adjusted EPS component”); and (2) the remaining 25% of the annual bonus would be determined by the Compensation Committee in its discretion (the “discretionary component”), primarily based on individual performance goals to be determined in the sole discretion of the Compensation Committee (upon recommendation of the CEO for those named executive officers other than himself).

The Compensation Committee believed that each of the adjusted EPS component (which is tied to creation of shareholder value) and the discretionary component (which is intended to balance the focus on financial measures with a combination of individual performance and a targeted assessment by the CEO and the Compensation Committee of 2012 performance beyond formulaic targets) were important. However, the Compensation Committee determined, with the input and support of the Consultant, that the separate components of the annual bonus should be appropriately balanced and weighted so as to: (i) focus more on EPS growth as market conditions gradually improve; and (ii) provide the Committee with a level of flexibility to incentivize and reward superlative individual performance on key long-term projects and initiatives, as well as address specific retention issues, given continuing global economic uncertainty existing at the time the plan was adopted.

Under the terms of the ECIP applicable during the Pre-Merger Period, bonus amounts for an executive could not exceed the lowest of (x) 200% of such executive's base salary, (y) $5,000,000 and (z) 2.5% of adjusted EBITDA in the case of Mr. Grebe, 2% of adjusted EBITDA in the case of Messrs. Sweder and Ebner, 1.5% of adjusted EBITDA in the case of Mr. McDonald, and 1% of adjusted EBITDA in the case of Ms. Doblado and Mr. Agliata. Thus, if there was no positive adjusted EBITDA, no annual bonus would have been payable. For this purpose, “adjusted EBITDA” meant the Company's net income plus interest expense (income), net change in fair value of interest rate swaps, cumulative effect of change in accounting principle, (gain) loss on extinguishment of debt, loss on impairment of assets (including but not limited to goodwill and intangibles), (gain) loss on sale of assets, equity or debt offering and related expenses, provision for income taxes and depreciation and amortization, but excluding any impairment of goodwill or intangibles and any gains or losses on the sale of assets.

For the 2012 fiscal year, the target and maximum bonuses (as a percentage of base salary) that could have been earned by our named executive officers were as follows:

Name	Target	Maximum
Michael J. Grebe	100%	200%
John A. Ebner	50%	200%
Kenneth D. Sweder	75%	200%
Lucretia D. Doblado	43%	200%
Michael Agliata	50%	200%
John M. McDonald	60%	200%

The maximum percentages above superseded the maximum bonus that is provided for in the employment agreements for our named executive officers (which are described under “Employee Agreements” following the Grants of Plan-Based Awards Table). The Compensation Committee sets target and maximum annual bonus amounts, as a percentage of base salary, for each of our named executive officers, based on recommendations by the CEO. Our annual competitive compensation assessment was used to confirm the appropriateness of the target bonus percentages. The different target bonus percentages among the named executive officers reflect their relative duties and responsibilities as well as the Compensation Committee's consideration of the factors described above in “Compensation Program - Base Salaries.”

Based upon performance during the Pre-Merger Period, our named executive officers could have earned payout of the adjusted EPS component according to the following schedule:

Adjusted EPS	Initial Percentage of Target Adjusted EPS Component Earned
less than $1.13	—%
$1.13	50%
$1.26	100%
$1.51	200%

The payout percentages set forth above are linearly interpolated if adjusted EPS is between $1.13 and $1.26 or between $1.26 and $1.51. To encourage the management team to broaden its focus and to work on strategic acquisitions, EPS arising from acquisitions was included in EPS for purposes of this bonus component, subject to the discretion of the Compensation Committee. For the Pre-Merger Period, adjusted EPS was computed by dividing net income by the weighted-average number of shares of common stock and participating securities outstanding during the period as adjusted for the potential dilutive effect of stock options and non-vested shares of restricted stock and restricted share units using the treasury stock method.

The discretionary component of the annual bonus was based on the achievement of individual objectives for each named executive officer, which objectives were agreed upon with the CEO (other than the CEO's own objectives, which were set by the Compensation Committee). Individual performance objectives generally focused on:

•	completion of various long-term strategic operational, information technology, and financial improvements to enhance long-term shareholder profitability;

•	increased sales and profitability in certain brands and business areas;

•	specific cost-savings measures; and

•	operational improvements in the areas of sales, distribution, customer service, product quality and sourcing, and information technology infrastructure.

Based upon the Company's performance through the Merger closing date, the Compensation Committee determined that our named executive officers had achieved 100% of their adjusted EPS targets through September 28, 2012, thereby entitling them to pro-rata payment of annual bonus amount attributable to achievement of the Company performance component, i.e., 75%, applicable during the Pre-Merger Period.

Post-Merger Metrics

For the Post-Merger Period, our Compensation Committee measured Company performance using the same EPS targets established during the Pre-Merger Period based upon Company performance over the entire fiscal year. As a result of the Company's performance during fiscal 2012, our named executive officers were determined to have achieved 80.8% of the EPS component of their annual bonuses for the Post-Merger Period. The Compensation Committee did not implement any changes to the discretionary component of the ECIP for the Post-Merger Period.

After determining the extent to which the individual performance goals under the ECIP's discretionary component were met, the Compensation Committee determined to pay annual bonus amounts as set forth in the Summary Compensation Table below. The threshold, target and maximum amounts of the 2012 annual bonus that were possible to be earned during the Pre-Merger Period and Post-Merger Period are set forth in the Grants of Plan-Based Awards Table, and the actual amounts earned are set forth in the Summary Compensation Table.

Equity Compensation

We believe that superior results can be achieved through an ownership culture that encourages long-term performance by our executive officers through the use of equity-based awards. Prior to our Merger, our equity compensation program for our named executive officers consisted generally of annual grants of time-vesting and performance-vesting restricted share units and time-vesting stock options granted under our 2004 Equity Incentive Plan (the "2004 Plan"). The performance-vesting restricted share units would vest, if at all, after the second and third anniversaries of the date of grant, subject to achievement of established adjusted EPS targets. The stock options were to vest upon the second and third anniversaries of the date of grant, subject to continued employment.

In determining the size of annual equity awards to each named executive officer prior to the Merger, the Compensation Committee began with a target dollar award value, rather than a target number of shares subject to the award. The target value was set based upon the responsibilities inherent in each named executive officer's position and relative to overall compensation. For example, the target value for our CEO was larger than for the other named executive officers because our CEO is in the position that has the most direct impact on corporate performance. Although target equity award sizes are set for each position, the actual size of annual dollar award value was a subjective determination based on the anticipated contribution of the executive officer to our long-term value and on many of the same material factors that the Company considered when setting other elements of compensation, including (1) the Company's evaluation of the named executive officer's performance in the preceding fiscal year; (2) the anticipated contribution by the named executive officer in the upcoming fiscal year, taking into account the role, responsibility and scope of each position; (3) the extent to which the long-term equity award grant value and resulting total direct compensation was within (or outside) the 2012 peer group's 25th-75th percentile levels range for long-term equity award grants for comparable positions (and whether it was at the lower end or the upper end of such range); (4) any extraordinary changes that have occurred (such as a significant change in responsibilities or a promotion); (5) the value and potential value to the executive of the other elements of the Company's compensation program; (6) the companywide equity budget, which was taken into account in determining the relative size of awards granted to the named executive officers to ensure there was sufficient value available for grants to the other eligible employees of the Company; and (7) the named executive officer's wealth accumulation from previous grants (with an emphasis on the extent to which outstanding equity grants were still unvested and thus continued to represent substantial retentive value) and other factors that may detract from the award's desired incentive (such as the proximity of the executive to retirement). Similar to the determinations with respect to other elements of compensation, the Company considered all relevant factors taken as a whole in determining equity grant amounts.

In connection with the closing of the Merger, each of our named executive officers had his or her respective restricted share units (including the performance-based restricted share units) which were outstanding immediately prior to the consummation of the Merger become fully vested and canceled in exchange for a cash payment equal to $25.50 per share (the per share Merger consideration), and had certain (all, in the case of Mr. Ebner and Mr. McDonald) of his or her respective outstanding options canceled and converted into the right to receive an amount in cash equal to the product of (i) the excess, if any, of $25.50 over the per share exercise price of the applicable stock option and (ii) the aggregate number of shares of common stock underlying the applicable stock option. Each of Mr. Grebe, Mr. Sweder, Ms. Doblado and Mr. Agliata also entered into an option rollover agreement effective September 7, 2012, under which certain of his or her respective options to acquire common stock which were outstanding immediately prior to the consummation of the Merger replaced with options to acquire membership units of Parent and ultimately converted into options to acquire common stock of the Company.

Following the closing of the Merger, equity compensation continues to be a primary element of our overall compensation program for our named executive officers. In connection with the closing of the Merger, the Compensation Committee adopted the 2012 Plan pursuant to which it granted time-based and performance-based stock options to our named executive officers and other members of the Company's management. The time-based stock options vest in equal increments of 20% on each of the first, second, third, fourth and fifth anniversaries of the date of grant, subject to continued employment. The performance-based stock options vest 20% annually based upon achievement of 95% of the Company's annual Adjusted EBITDA targets for the Company's 2012, 2013, 2014, 2015 and 2016 fiscal years (each, an “Annual Performance Period”). For the 2012 Annual Performance Period, the Compensation Committee established an adjusted EBITDA target of $25.3 million. A description of the effect of a change of control or a termination of employment on these time-based and performance-based stock options is below under the heading “Potential Payments Upon Termination or Change in Control.” The number of shares subject to the time-based stock options and performance-based stock options are intended to provide a significant long-term incentive opportunity. The Compensation Committee does not expect to make grants on an annual basis; however, the Committee may, either directly or through limited authority granted to the CEO, approve special equity grants from time to time for key new hires, superlative performance of existing employees, and such other reasons as the Committee may determine to be in the best interests of the Company.

Other Compensation

Executive officers also participate in our benefit plans on the same terms as other employees. These plans, which include medical, dental and life insurance, participation in a 401(k) plan and discounts on our products, are designed to enable us to attract and retain our workforce in a competitive marketplace.

Medical, dental and life insurance benefits help ensure that we have a productive and focused workforce through reliable and competitive health and other welfare benefit coverage. Participation in a 401(k) plan helps employees save and prepare financially for retirement. Discounts on our products help employees save on purchases of home improvement, maintenance and repair goods.

The only perquisite we provide to our executive officers as part of our competitive compensation package is a monthly automotive allowance. The cost of this benefit constitutes only a small percentage of each executive officer's total compensation. We furnish this benefit because our executive officers are required to travel extensively as part of their responsibilities and providing the automotive allowance enables us to remain competitive in the general marketplace for executive talent.

Allocation of Elements

Under our compensation structure, the approximate relative allocations of base salary, annual bonus and equity compensation in 2012 (assuming target performance was attained) varied among our named executive officers as follows:

Name	Base Salary	Annual Bonus	Equity Compensation
Michael J. Grebe	7.7%	7.7%	84.6%	(1)
John A. Ebner	38.6%	19.3%	42.1%
Kenneth D. Sweder	8.1%	6.1%	85.8%	(1)
Lucretia D. Doblado	16.0%	6.9%	77.1%	(1)
Michael Agliata	23.7%	11.8%	64.5%	(1)
John M. McDonald	42.2%	25.3%	32.5%
____________________
(1) Includes equity awards granted on October 1, 2012, as approved by the Compensation Committee.

The Company reviews the market positioning of each component of compensation for the named executive officers as part of the annual competitive compensation assessment. The mix shown above is reflective of the annual competitive compensation assessment, although adjustments are considered in the context of total compensation rather than a single component.

Severance and Change-in-Control Provisions and Agreements

We believe that companies should provide reasonable severance benefits to their executive officers due to the greater level of difficulty they face in finding comparable employment within a short period of time. We also believe that executive officers have a greater risk of job loss or modification, as a result of a change-in-control transaction, than other employees. For these reasons, we have entered into employment agreements and change-in-control agreements with our named executive officers.

The principal reason for providing our executive officers severance upon a termination by us without cause or a resignation by the executive for good reason following a change in control is to offer our executive officers appropriate incentive to remain with us before, during and after any change-in-control transaction by providing them with adequate security in the event that their employment is terminated. By reducing the risk of job loss or reduction in job responsibilities of the executive officer, these change-in-control provisions help ensure that the executive officers support any potential change-in-control transactions that may be in the best interests of our shareholders, even though the transaction may create uncertainty in the executive officer's personal employment situation. We believe that the severance and change-in-control provisions within our executive officers' employment agreements or change-in-control agreements are consistent with our objective of motivating and retaining talented employees. In addition, similar provisions are also part of the typical employment arrangements for executive officers within our peer group and within our industry generally, and are necessary to ensure that our total employment package for executive officers remains market-competitive. The change-in-control severance plan adopted in 2007 was recommended by the Consultant taking into account a peer group competitive assessment.

The severance provisions contained in each named executive officers' employment agreement (other than those contained in Mr. Grebe's employment agreement which was amended in connection with the Merger) were in effect as of the Company's IPO in December 2004 or as of such executive's start date with the Company. We believe these severance protections are appropriate, because we believe that it is in both the best interests of us and our shareholders to have: (i) severance provisions within our executive officers' employment agreements, under which the executive officers will receive certain benefits and compensation if their employment is terminated by us without cause or by the executive officer for good reason; and (ii) either change-in-control provisions within our executive officers' employment agreements or separate change-in-control agreements, under which the executive officers will receive certain benefits and compensation if their employment is terminated by us without cause or by the executive officer for good reason following a change in control. See “Potential Payments Upon Termination Or Change in Control” for a detailed discussion of the terms of these agreements.

Under our agreements with our named executive officers, in order for amounts to become payable, the change-in-control provisions contained in our employment agreements and change-in-control agreements generally require that (i) a change in control occurs and (ii) the executive officer's employment is terminated by us other than for cause or by the executive officer for good reason.

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation earned by each of our named executive officers during the fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010.

Name	Year	Salary	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)		All Other Compensation		Total
Michael J. Grebe Chief Executive Officer	2012	$647,500	$557,998	$6,224,306	$622,199		$3,187,899	(3)	$11,239,902
	2011	$630,000	$412,912	$827,080	$290,588	(4)	$18,619		$2,179,199
	2010	$630,000	$550,001	$550,009	$682,542		$18,619		$2,431,171
John A. Ebner Chief Financial Officer	2012	$370,899	$180,254	$180,295	$167,370		$12,000	(5)	$910,818
	2011	$360,500	$245,048	$240,450	$105,672		$12,000		$963,670
	2010	$331,154	$525,011	$175,001	$194,845		$12,000		$1,238,011
Kenneth D. Sweder President and Chief Operating Officer	2012	$452,692	$299,995	$4,420,915	$321,715		$335,959	(6)	$5,831,276
	2011	$438,462	$396,532	$543,479	$234,713		$16,125		$1,629,311
	2010	$388,077	$200,005	$200,000	$344,820		$16,125		$1,149,027
Lucretia D. Doblado Chief Information Officer	2012	$277,988	$137,505	$1,167,748	$114,231		$82,200	(7)	$1,779,672
	2011	$274,622	$91,586	$183,427	$73,066		$7,200		$629,901
	2010	$265,821	$162,499	$87,500	$118,107		$7,200		$641,127
Michael Agliata Vice President, General Counsel and Secretary	2012	$264,928	$92,504	$607,632	$119,550		$210,170	(8)	$1,294,784
John M. McDonald Senior Vice President, Sales	2012	$329,904	$182,507	$182,548	$21,276		$784,722	(9)	$1,500,957
	2011	$189,519	$350,000	$—	$296,388		$7,000		$842,907
____________________

(1)
Represents the aggregate amount of grant date fair value (computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation). For a complete description of the valuation assumptions see Note 14. Share-Based Compensation to our audited consolidated financial statements included in this annual report.

(2)	Represents bonuses earned under our ECIP, which is a performance-based plan.

(3)
Consists of (i) annual automobile allowance of $15,000, (ii) matching contributions to 401(k) plan of $3,125, and (iii) a payment of $3,169,774 pursuant to the terms of his employment agreement, as amended in connection with Merger.

(4)	Upon the request of Mr. Grebe, the Compensation Committee did not award a discretionary bonus to Mr. Grebe for 2011.

(5)	Consists of annual automobile allowance of $12,000.

(6)
Consists of (i) annual automobile allowance of $12,000, (ii) matching contributions to 401(k) plan of $3,125, (iii) a transaction payment bonus of $225,000 and (iv) the first installment of his retention bonus payment of $95,834.

(7)	Consists of (i) annual automobile allowance of $7,200 and (ii) a transaction bonus payment of $75,000.

(8)
Consists of (i) annual automobile allowance of $6,000, (ii) matching contributions to 401(k) plan of $3,125, (iii) a transaction bonus payment of $200,000 and (iv) an employee referral bonus payment of $1,045.

(9)
Consists of (i) annual automobile allowance of $9,000, prorated through the date of his termination of employment effective October 19, 2012 and (ii) amounts paid under the Separation of Employment Agreement and General Release.

GRANTS OF PLAN-BASED AWARDS

The following table summarizes the awards granted to each of our named executive officers during the fiscal year ended December 28, 2012.

Name	Grant Date(1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units		All Other Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold	Target	Maximum
Michael J. Grebe	2/29/2012	$236,250	$630,000	$1,260,000	33,925	(3)				$697,498
	2/29/2012	$—	$—	$—			70,101	(4)	$20.56	$558,154
	10/1/2012	$—	$—	$—			23,216	(5)	$255.00	$2,804,288
	10/1/2012	$—	$—	$—			23,216	(6)	$255.00	$2,861,864
John A. Ebner	2/29/2012	$69,622	$185,658	$742,630	10,959	(3)				$225,317
	2/29/2012	$—	$—	$—			22,644	(4)	$20.56	$180,295
Kenneth D. Sweder	2/29/2012	$127,463	$339,900	$906,400	18,239	(3)				$374,994
	2/29/2012	$—	$—	$—			37,688	(4)	$20.56	$300,077
	10/1/2012	$—	$—	$—			16,885	(5)	$255.00	$2,039,482
	10/1/2012	$—	$—	$—			16,885	(6)	$255.00	$2,081,356
Lucretia D. Doblado	2/29/2012	$44,826	$119,535	$555,976	8,360	(3)				$171,882
	2/29/2012	$—	$—	$—			17,274	(4)	$20.56	$137,538
	10/1/2012	$—	$—	$—			4,221	(5)	$255.00	$509,870
	10/1/2012	$—	$—	$—			4,221	(6)	$255.00	$520,339
Michael Agliata	2/29/2012	$49,730	$132,613	$530,450	5,624	(3)				$115,629
	2/29/2012	$—	$—	$—			11,621	(4)	$20.56	$92,528
	10/1/2012	$—	$—	$—			2,111	(5)	$255.00	$254,935
	10/1/2012	$—	$—	$—			2,111	(6)	$255.00	$260,169
John M. McDonald	2/29/2012	$82,125	$219,000	$730,000	11,096	(3)				$88,348
	2/29/2012	$—	$—	$—			22,927	(4)	$20.56	$191,670
____________________

(1)
The Compensation Committee approved the October 1, 2012 equity awards to Mr. Grebe, Mr. Ebner, Mr. Sweder and Ms. Doblado by a unanimous written consent approved by all Committee members as of October 1, 2012. Mr. Ebner declined to accept his October 1, 2012 equity awards due to his impending departure from the Company.

(2)	Represents bonus awards that were granted under the ECIP, which is a performance-based plan.

(3)
Represents restricted share units granted under the 2004 Plan. Each restricted share unit represented a right to receive one share of the Company's common stock. These restricted share units were scheduled to vest in 50% increments subject to attainment of certain performance targets. In connection with the Merger, all of these restricted share units became fully vested and were canceled in exchange for a cash payment equal to $25.50 per share.

(4)
Represents option awards that were granted under the 2004 Plan. The options were scheduled to vest in 25% increments on each of the first, second, third and fourth anniversaries of the date of grant. In connection with the Merger, all of these options became fully vested and were canceled and converted into the right to receive a cash payment equal to the product of (i) the excess, if any, of $25.50 over the per share exercise price of the applicable stock option and (ii) the aggregate number of shares of common stock underlying the applicable stock option.

(5)
Represents option awards that were granted under the 2012 Plan. These stock options vest 20% annually based upon achievement of certain performance targets for the Company's 2012, 2013, 2014, 2015 and 2016 fiscal years.

(6)
Represents option awards that were granted under the 2012 Plan. These stock options vest in equal increments of 20% on each of the first, second, third, fourth and fifth anniversaries of the date of grant, subject to continued employment.

Employee Agreements

The following paragraphs summarize the principal provisions of the employment agreements and certain other agreements entered into in connection with the closing of the Merger with our named executive officers.

Michael J. Grebe

We have entered into an employment agreement with Mr. Grebe, which became effective August 13, 2004, and was amended effective as of December 2, 2004, December 31, 2008, March 31, 2011, and September 7, 2012. The term of the employment agreement is subject to automatic one-year extensions at the beginning of each calendar year unless we or Mr. Grebe give at least 90 days' written notice of non-extension. Mr. Grebe is entitled to a base salary, and he is eligible for an annual cash bonus based upon the achievement of annual performance targets established by our Compensation Committee. Effective on the closing of the Merger, Mr. Grebe's base salary was increased to $695,000, subject to additional increases at the discretion of our Compensation Committee. Mr. Grebe is also eligible to participate in the benefits plans and arrangements generally available to our senior executives, which includes a monthly automotive allowance. His employment agreement also provides for severance upon certain terminations of employment, as described under "Potential Payments upon Termination or Change in Control".

Pursuant to the September 7, 2012 amendment to his employment agreement, Mr. Grebe became entitled to a base salary increase (as discussed above) and a lump sum cash payment equal to $3,169,744, and Mr. Grebe agreed to certain changes to the definition of “good reason” and terms of the severance to which he would become entitled under certain termination events, as described under “Potential Payments upon Termination or a Change in Control.”

In connection with the closing of the Merger, all of Mr. Grebe's restricted share units (including his performance-based restricted share units) which were outstanding immediately prior to the consummation of the Merger became fully vested and were canceled in exchange for a cash payment equal to $25.50 per share (the per share Merger consideration), and certain of his outstanding options were canceled and converted into the right to receive an amount in cash equal to the product of (i) the excess, if any, of $25.50 over the per share exercise price of the applicable stock option and (ii) the aggregate number of shares of common stock underlying the applicable stock option. Pursuant to the terms of an option rollover agreement effective September 7, 2012, certain other of Mr. Grebe's options to acquire common stock which were outstanding immediately prior to the consummation of the Merger were replaced with options to acquire membership units of Parent and ultimately converted into options to acquire common stock of the Company.

On September 7, 2012, Mr. Grebe was awarded time-vesting and performance-vesting options under the 2012 Plan. Generally, the terms of the time-vesting option award agreement provide that subject to Mr. Grebe's continued employment, the options vest in equal installments of 20% on each of the first, second, third fourth, and fifth anniversaries of the grant date. The terms of Mr. Grebe's performance-vesting option award agreement provide that options will generally vest and become exercisable with respect to 20% of the shares subject to the option based upon the Company's achievement of specified EBITDA targets for the Company's 2012, 2013, 2014, 2015 and 2016 fiscal years (each, an “Annual Performance Period”), subject to Mr. Grebe's remaining employed through the date on which the audited financial statements for the applicable Annual Performance Period are presented to the board of directors. The treatment of Mr. Grebe's time-vesting and performance-vesting option awards upon a termination of employment or a change in control of the Company is described below in the section entitled “Potential Payments upon Termination or a Change in Control.”

John A. Ebner

We have entered into an employment agreement with Mr. Ebner, effective as of January 8, 2010 and subject to automatic one-year extensions unless we or Mr. Ebner give at least 60 days' prior written notice of non-extension. Mr. Ebner's annual base salary is currently $382,454, subject to increase at the discretion of our CEO. Mr. Ebner is eligible to receive an annual cash bonus based upon the achievement of annual performance targets established by our Compensation Committee. Mr. Ebner is also eligible to participate in the benefits plans and arrangements generally available to our senior executives, which include a monthly automotive allowance. His employment agreement also provides for severance upon certain terminations of employment, as described under "Potential Payments upon Termination or Change in Control".

In connection with the closing of the Merger, all of Mr. Ebner's restricted share units (including his performance-based restricted share units) which were outstanding immediately prior to the consummation of the Merger became fully vested and were canceled in exchange for a cash payment equal to $25.50 per share, and all of his outstanding options were canceled and converted into the right to receive an amount in cash equal to the product of (i) the excess, if any, of $25.50 over the per share exercise price of the applicable stock option and (ii) the aggregate number of shares of common stock underlying the applicable stock option.

On September 7, 2012, we and Interline New Jersey entered into a retention bonus agreement with Mr. Ebner (the “Retention Bonus Agreement”), the terms of which provide that, subject to his continued employment through the date that is six months following the consummation of the Merger, Mr. Ebner will be entitled to receive a retention bonus in the amount of $1,018,868 (the “Retention Bonus”). Notwithstanding the foregoing, if Mr. Ebner's employment is terminated prior to such date due to his death or disability, or by the Company without “cause” or by Mr. Ebner for “good reason” (as each such term is defined in his Change in Control Severance Agreement), Mr. Ebner will be entitled to the Retention Bonus within 30 days of such termination. Mr. Ebner's entitlement to the payment is also subject to his execution of a release of claims in respect of the Company and its affiliates and his waiver of any right to severance from the Company or Parent under the terms of his change of control agreement, employment agreement or any other agreement. The Retention Bonus Agreement also provides that Mr. Ebner will be entitled to an annual bonus with respect to 2012 regardless of whether he remains employed through the payment date, in accordance with the terms of the Retention Bonus Agreement, notwithstanding his termination of employment prior to the date of payment, and that any call right that the Company may have with respect to common stock held by Mr. Ebner will not be exercisable until one year following the date of the Retention Bonus Agreement, notwithstanding Mr. Ebner's earlier termination of employment.

On December 4, 2012, Mr. Ebner informed the Board of his intent to resign from his position as Chief Financial Officer of the Company in March 2013.

Kenneth D. Sweder

We have entered into an employment agreement with Mr. Sweder dated April 30, 2007, as amended on October 20, 2008, December 31, 2008 and December 31, 2012. The term of Mr. Sweder's employment agreement is subject to automatic one-year extensions unless we or Mr. Sweder give at least 60 days' prior written notice of non-extension. Mr. Sweder's annual base salary is currently $466,796, subject to increase at the discretion of our CEO. Mr. Sweder is eligible to receive an annual cash bonus based upon the achievement of annual performance targets established by our Compensation Committee. Mr. Sweder is also eligible to participate in the benefits plans and arrangements generally available to our senior executives, which include a monthly automotive allowance. His employment agreement also provides for severance upon certain terminations of employment, as described under "Potential Payments upon Termination or Change in Control".

In connection with the closing of the Merger, all of Mr. Sweder's restricted share units (including his performance-based restricted share units) which were outstanding immediately prior to the consummation of the Merger became fully vested and were canceled in exchange for a cash payment equal to $25.50 per share (the per share Merger consideration), and certain of his outstanding options were canceled and converted into the right to receive an amount in cash equal to the product of (i) the excess, if any, of $25.50 over the per share exercise price of the applicable stock option and (ii) the aggregate number of shares of common stock underlying the applicable stock option. Pursuant to the terms of an option rollover agreement effective September 7, 2012, certain other of Mr. Sweder's options to acquire common stock which were outstanding immediately prior to the consummation of the Merger were replaced with options to acquire membership units of Parent and ultimately converted into options to acquire common stock of the Company.

On September 7, 2012, we and Interline New Jersey entered into a transaction bonus agreement with Mr. Sweder pursuant to which he was entitled to a bonus payment in the amount of $225,000 upon the closing of the Merger. To receive payment, Mr. Sweder agreed to waive any right he may have had to resign for “good reason” under his employment agreement or change in control severance agreement due to (i) the consummation of the Merger, (ii) the Company ceasing to be a publicly-traded company, or (iii) any change in his duties or responsibilities due solely to the Company no longer being publicly traded.

Additionally, on September 7, 2012, Mr. Sweder was awarded time-vesting and performance-vesting options under the 2012 Plan. Generally, the terms of the time-vesting option award agreement provide that subject to Mr. Sweder's continued employment, the options vest in equal installments of 20% on each of the first, second, third fourth, and fifth anniversaries of the grant date. The terms of Mr. Sweder's performance-vesting option award agreement provide that options will generally vest and become exercisable with respect to 20% of the shares subject to the option based upon the Company's achievement of specified EBITDA targets for the Company's 2012, 2013, 2014, 2015 and 2016 Annual Performance Periods, subject to Mr. Sweder's remaining employed through the date on which the audited financial statements for the applicable Annual Performance Period are presented to the board of directors. The treatment of Mr. Sweder's time-vesting and performance-vesting option awards upon a termination of employment or a change in control of the Company is described below in the section entitled “Potential Payments upon Termination or a Change in Control.”

On September 14, 2012, we and Interline New Jersey entered into a retention bonus agreement with Mr. Sweder (the “Sweder Retention Bonus Agreement”). In light of Mr. Sweder's position and responsibilities, and his value to the organization, the Board of Directors of the Company approved the Sweder Retention Bonus Agreement to encourage Mr. Sweder to remain with the Company on a long-term basis and to add additional shareholder value. The Sweder Retention Bonus Agreement provides that, subject to Mr.

Sweder's continued employment with Interline New Jersey through the applicable payment date, Mr. Sweder will be entitled to cash payments in the aggregate amount of $575,000 (the “ Sweder Retention Bonus”), payable in six installments in accordance with the following schedule: (i) $95,834 payable on December 1, 2012; (ii) $95,834 payable on April 1, 2013; (iii) $95,833 payable on July 1, 2013; (iv) $95,833 payable on October 1, 2013; (v) $95,833 payable on January 1, 2014; and (vi) $95,833 payable on April 1, 2014. Notwithstanding the foregoing, if Mr. Sweder's employment is terminated prior to April 1, 2014 due to his death or disability, by Interline New Jersey without cause or by Mr. Sweder for good reason (as each such term is defined in his Change in Control Severance Agreement), Mr. Sweder will be entitled to receive in a single lump sum all then-unpaid installments in respect of the Sweder Retention Bonus within thirty (30) days following the date of such termination.

Lucretia D. Doblado

We have entered into an employment agreement with Ms. Doblado dated October 30, 2006, as amended on March 23, 2007 and December 31, 2008. The term of Ms. Doblado's employment agreement term is subject to automatic one-year extensions unless we or Ms. Doblado give at least 60 days' prior written notice of non-extension. Ms. Doblado's annual base salary is currently $283,548, subject to increase at the discretion of our CEO. Ms. Doblado is eligible to receive an annual cash bonus based upon the achievement of annual performance targets established by our Compensation Committee. Ms. Doblado is also eligible to participate in the benefits plans and arrangements generally available to our senior executives, which include a monthly automotive allowance. Her employment agreement also provides for severance upon certain terminations of employment, as described under "Potential Payments upon Termination or Change in Control."

In connection with the closing of the Merger, all of Ms. Doblado's restricted share units (including her performance-based restricted share units) which were outstanding immediately prior to the consummation of the Merger became fully vested and were canceled in exchange for a cash payment equal to $25.50 per share (the per share Merger consideration), and certain of her outstanding options were canceled and converted into the right to receive an amount in cash equal to the product of (i) the excess, if any, of $25.50 over the per share exercise price of the applicable stock option and (ii) the aggregate number of shares of common stock underlying the applicable stock option. Pursuant to the terms of an option rollover agreement effective September 7, 2012, certain other of Ms. Doblado's options to acquire common stock which were outstanding immediately prior to the consummation of the Merger were replaced with options to acquire membership units of Parent and ultimately converted into options to acquire common stock of the Company.

On September 7, 2012, we and Interline New Jersey entered into a transaction bonus agreement with Ms. Doblado pursuant to which she was entitled to a bonus payment in the amount of $75,000 upon the closing of the Merger. To receive payment, Ms. Doblado agreed to waive any right she may have had to resign for “good reason” under her employment agreement or change in control severance agreement due to (i) the consummation of the Merger, (ii) the Company ceasing to be a publicly-traded company, or (iii) any change in her duties or responsibilities due solely to the Company no longer being publicly traded.

Additionally, on September 7, 2012, Ms. Doblado was awarded time-vesting and performance-vesting options under the 2012 Plan. Generally, the terms of the time-vesting option award agreement provide that subject to Ms. Doblado's continued employment, the options vest in equal installments of 20% on each of the first, second, third fourth, and fifth anniversaries of the grant date. The terms of Ms. Doblado's performance-vesting option award agreement provide that options will generally vest and become exercisable with respect to 20% of the shares subject to the option based upon the Company's achievement of specified EBITDA targets for the Company's 2012, 2013, 2014, 2015 and 2016 Annual Performance Periods, subject to Ms. Doblado's remaining employed through the date on which the audited financial statements for the applicable Annual Performance Period are presented to the board of directors. The treatment of Ms. Doblado's time-vesting and performance-vesting option awards upon a termination of employment or a change in control of the Company is described below in the section entitled “Potential Payments upon Termination or a Change in Control.”

Michael Agliata

We have entered into an employment agreement with Mr. Agliata dated April 8, 2009. The term of Mr. Agliata's employment agreement term is subject to automatic one-year extensions unless we or Mr. Agliata give at least 60 days' prior written notice of non-extension. Mr. Agliata's annual base salary is currently $273,182, subject to increase at the discretion of our CEO. Mr. Agliata is eligible to receive an annual cash bonus based upon the achievement of annual performance targets established by our Compensation Committee. Mr. Agliata is also eligible to participate in the benefits plans and arrangements generally available to our senior executives, which include a monthly automotive allowance. His employment agreement also provides for severance upon certain terminations of employment, as described under "Potential Payments upon Termination or Change in Control."

In connection with the closing of the Merger, all of Mr. Agliata's restricted share units (including his performance-based restricted share units) which were outstanding immediately prior to the consummation of the Merger became fully vested and were canceled in exchange for a cash payment equal to $25.50 per share (the per share Merger consideration), and certain of his outstanding options were canceled and converted into the right to receive an amount in cash equal to the product of (i) the excess, if any, of $25.50 over the per share exercise price of the applicable stock option and (ii) the aggregate number of shares of common stock underlying the applicable stock option. Pursuant to the terms of an option rollover agreement effective September 7, 2012, certain other of Mr. Agliata's options to acquire common stock which were outstanding immediately prior to the consummation of the Merger were replaced with options to acquire membership units of Parent and ultimately converted into options to acquire common stock of the Company.

On September 7, 2012, we and Interline New Jersey entered into a transaction bonus agreement with Mr. Agliata pursuant to which he was entitled to a bonus payment in the amount of $200,000 upon the closing of the Merger. To receive payment, Mr. Agliata agreed to waive any right he may have had to resign for “good reason” under his employment agreement or change in control severance agreement due to (i) the consummation of the Merger, (ii) the Company ceasing to be a publicly-traded company, or (iii) any change in his duties or responsibilities due solely to the Company no longer being publicly traded.

Additionally, on September 7, 2012, Mr. Agliata was awarded time-vesting and performance-vesting options under the 2012 Plan. Generally, the terms of the time-vesting option award agreement provide that, subject to Mr. Agliata's continued employment, the options vest in equal increments of 20% on each of the first, second, third, fourth, and fifth anniversaries of the grant date. The terms of Mr. Agliata's performance-vesting option award agreement provide that options will generally vest and become exercisable with respect to 20% of the shares subject to the option based upon the Company's achievement of specified EBITDA targets for the Company's 2012, 2013, 2014, 2015 and 2016 Annual Performance Periods, subject to Mr. Agliata's remaining employed through the date on which the audited financial statements for the applicable Annual Performance Period are presented to the board of directors. The treatment of Mr. Agliata's time-vesting and performance-vesting option awards upon a termination of employment or a change in control of the Company is described below in the section entitled “Potential Payments upon Termination or a Change in Control.”

John M. McDonald

Mr. McDonald ceased to be Senior Vice President of Sales of the Company and his employment with the Company terminated effective October 19, 2012. Previously, we entered into an employment agreement with Mr. McDonald dated June 13, 2011. The term of Mr. McDonald's employment agreement was from June 13, 2011 to June 12, 2012, subject to automatic one-year extensions unless we or Mr. McDonald gave at least 60 days' prior written notice of non-extension. Mr. McDonald's annual base salary at the time of his departure was $365,000. Mr. McDonald was also eligible to receive an annual cash bonus based upon the achievement of annual performance targets established by our Compensation Committee. Mr. McDonald was also eligible to participate in the benefits plans and arrangements generally available to our senior executives, including a monthly automotive allowance. His employment agreement also provided for severance upon certain terminations of employment, as described under “Potential Payments upon Termination of Change in Control.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes the number of securities underlying the equity awards held by each of our named executive officers as of the fiscal year ended December 28, 2012.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Michael J. Grebe	11,111	(1)	—			$78.90	2/25/2016
	16,603	(1)	—			$150.00	12/16/2014
	—		23,216	(2)		$255.00	10/1/2022
	—		23,216	(3)		$255.00	10/1/2022
John A. Ebner	—		—			$—	—
Kenneth D. Sweder	4,444	(1)	—			$78.90	2/25/2016
	2,817	(1)	—			$179.20	2/24/2017
	—		16,885	(2)		$255.00	10/1/2022
	—		16,885	(3)		$255.00	10/1/2022
Lucretia D. Doblado	2,278	(1)	—			$78.90	2/25/2016
	1,232	(1)	—			$179.20	2/24/2017
	—		4,221	(2)		$255.00	10/1/2022
	—		4,221	(3)		$255.00	10/1/2022
Michael Agliata	500	(1)	—			$78.90	2/25/2016
	739	(1)	—			$179.20	2/25/2016
	—		2,111	(2)		$255.00	10/1/2022
	—		2,111	(3)		$255.00	10/1/2022
John M. McDonald(4)	—		—			$—	—
____________________

(1)	Represents stock options awarded prior to the Merger, which were rolled over into vested options of Parent and ultimately converted into options of the Company, effective September 7, 2012.

(2)
Represents performance-vesting stock options that were granted to our named executive officers on October 1, 2012 following the Merger. The performance-vesting stock options vest 20% annually based upon achievement of certain performance targets for the Company's 2012, 2013, 2014, 2015 and 2016 fiscal years (each period, an “Annual Performance Period”). Upon the occurrence of a change in control of us (i) prior to the first anniversary of the date of grant, the options will become fully vested and (ii) prior to the end of any of the other Annual Performance Periods, a number of options will vest equal to the number of unvested options multiplied by a fraction, the numerator of which is the number of performance periods in which the targets have been achieved and the denominator of which is the number of periods that have elapsed since the date of grant.

(3)
Represents time-vesting stock options that were granted to our named executive officers on October 1, 2012 following the Merger. The time-vesting stock options vest in equal increments of 20% on each of the first, second, third, fourth and fifth anniversaries of the date of grant, subject to continued employment. Upon a change of control of the Company, these time-vesting options become fully vested, subject to continued employment through the date of the change of control.

(4)	Mr. McDonald resigned from the Company effective October 19, 2012.

OPTION EXERCISES AND STOCK VESTED

The following table summarizes the stock options exercised and stock vested by each of our named executive officers during the fiscal year ended December 28, 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(1)	Value Realized on Exercise	Number of Shares Acquired on Vesting(2)	Value Realized on Vesting
Michael J. Grebe	875,146	$5,290,494	124,376	$2,828,486
John A. Ebner	76,054	$411,440	51,371	$1,280,028
Kenneth D. Sweder	153,584	$651,394	130,007	$3,104,736
Lucretia D. Doblado	68,508	$329,312	56,828	$1,282,439
Michael Agliata	27,642	$119,569	15,401	$364,846
John M. McDonald	22,927	$113,259	37,834	$964,767
____________________

(1)
All of the option award exercises during 2012 occurred in connection with the Merger. All options outstanding immediately prior to the consummation of the Merger became fully vested and were canceled, except for options which were rolled over by management into vested options of Parent and were ultimately converted into options of the Company. The value realized on exercise was determined by multiplying the number of shares underlying the options by the difference, if any, between $25.50 (the per share Merger consideration) and the applicable exercise price.

(2)
All of the stock awards that vested during 2012 occurred in connection with the Merger. All outstanding restricted share units were accelerated immediately prior to the closing of the Merger. The value realized on vesting was determined by multiplying the number of shares acquired upon vesting by $25.50 (the per share Merger consideration).

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following summaries set forth potential payments payable to our executive officers upon termination of employment or a change in control of us under their current employment agreements, option award agreements or change-in-control agreements.

Michael J. Grebe

Mr. Grebe's employment may be terminated by us for "cause" (as defined below) or by Mr. Grebe for any reason upon 30 days' prior written notice, which notice must be authorized by a majority of the members of our Board of Directors in the case of a termination for cause. Upon either such termination, we are required to pay his accrued and unpaid base salary and benefits through the date of termination.

If Mr. Grebe's employment terminates due to disability or death, he or his estate will be entitled to receive (i) any accrued and unpaid base salary and benefits, (ii) continuation of his base salary for a period of two years following the date of termination and (iii) a prorated bonus for the calendar year in which termination occurs. Mr. Grebe's time-vesting option award agreement provides that upon termination of his employment as a result of disability or death, Mr. Grebe's unvested equity awards will be forfeited, and he or his estate will have until the earlier of (x) the stock option's expiration date and (y) the later of two years following the date of grant and one year following the date of termination to exercise any vested stock options.

If Mr. Grebe's employment is terminated by us without “cause," or by Mr. Grebe for "good reason" (as defined below), upon 10 days' prior written notice, Mr. Grebe will be entitled to receive any accrued and unpaid base salary and benefits and severance equal to one (1.5 in the case of any such termination upon or following a Change in Control that occurs following the second anniversary of the consummation of the Merger (a “Qualifying Change in Control”)) times the sum of (a) his base salary as of the date of termination and (b) the average of the bonus amounts paid for the prior three year period, such amount payable in a lump sum upon the date of termination; provided, that Mr. Grebe shall be deemed to have been terminated upon or following a Qualifying Change in Control (1) if he reasonably demonstrates that his employment was terminated prior to a Qualifying Change in Control without “cause” (x) at the request of an individual, entity or group who has entered into an agreement with the Company (a “Person”), the consummation of which will constitute a Qualifying Change in Control (or who has taken other steps reasonably calculated to effect a

Qualifying Change in Control) or (y) otherwise in connection with, as a result of or in anticipation of a Qualifying Change in Control, or (2) if he terminates his employment for “good reason” prior to a Qualifying Change in Control and he reasonably demonstrates that the circumstance(s) or event(s) which constitute such “good reason” occurred at the request of such Person or otherwise in connection with, as a result of or in anticipation of a Qualifying Change in Control. Mr. Grebe will also be entitled to continuation of certain health and welfare benefits at our expense for a period of one year (18 months in the case of any such termination following a Qualifying Change in Control) following his termination. In addition, Mr. Grebe's employment agreement provides for a tax gross-up for any amounts due or paid to him under the employment agreement or any of our other plans or arrangements that are considered an "excess parachute payment" under the Internal Revenue Code. All severance payments under this agreement are conditioned upon and subject to Mr. Grebe's execution of a general waiver and release.

Upon Mr. Grebe's termination for “cause,” any unexercised portion of his time-vesting option, whether or not vested, will terminate. Upon his termination of employment other than by the Company for “cause” or by Mr. Grebe without “good reason” (i) prior to the first year anniversary of the date of grant, Mr. Grebe will become vested as to 40% of the shares subject to the option and (ii) at any time on or following the first anniversary of the date of grant, he will become vested in an additional 20% of the shares subject to the option. Upon termination of employment of Mr. Grebe other than by the Company for “cause” or by him without “good reason,” the unvested portion of the option will expire on the date of termination and the vested portion will remain exercisable through the earlier of (y) the expiration date of the option or (z) the later of two years following the date of grant and one year following the date of termination. Upon Mr. Grebe's resignation other than for “good reason,” the unvested portion of the option will expire and the vested portion will remain exercisable until the earlier of the expiration date and the date that is 90 days following the date of termination.

Upon Mr. Grebe's termination for “cause,” any unexercised portion of his performance-vesting option, whether or not vested, will terminate. Upon termination of Mr. Grebe other than by the Company for “cause” or by him without “good reason” (i) prior to December 31, 2013, the option with respect to the option shares attributable to the 2013 and 2014 Annual Performance Periods will remain outstanding until the performance determination date for the 2014 Annual Performance Period and eligible to vest based on the attainment of the EBITDA targets for such period and (ii) at any time following December 31, 2013, the option with respect to option shares attributable to the Annual Performance Period in which such termination occurs will remain outstanding until the performance determination date for such period and become eligible to vest subject to the attainment of the EBITDA target for such period. Any portion of the option which becomes vested in accordance with the preceding sentence will remain exercisable through the first anniversary of the date on which such portion(s) become vested and exercisable, and any portion of the option which was already vested as of the date of the termination will remain exercisable through the earlier of (x) the expiration date of the option and (y) the later of two years following the date of grant and one year following the date of termination of employment. If Mr. Grebe resigns without “good reason,” the unvested portion of the option will expire on the resignation date and the vested portion would remain exercisable through the earlier of (x) the expiration date of the option and (y) a period of 90 days following the termination.

If Mr. Grebe's employment agreement is not renewed on account of us giving notice to Mr. Grebe of our desire not to extend his employment term, this termination will be treated as a termination "without cause" entitling Mr. Grebe to the severance outlined above.

Mr. Grebe is subject to a non-compete agreement during his employment and for a period of (i) one year following the termination of his employment by us for cause or by Mr. Grebe without good reason and (ii) two years following the termination of his employment by us without cause or by Mr. Grebe for good reason. Following the termination of his employment by us for cause or by Mr. Grebe without good reason, Mr. Grebe is also subject to a one-year prohibition against the solicitation of (i) clients who were our clients within the six-month period prior to his termination of employment and (ii) any of our employees. Mr. Grebe is also subject to a confidentiality agreement during and after his employment with us, as well as certain restrictive covenants contained in his time-vesting option agreement and performance-vesting option agreement.

Upon a change in control of us, Mr. Grebe's time-vesting options will become fully vested and exercisable. With respect to his performance-vesting options, upon the occurrence of a change in control of us (i) prior to the first anniversary of the date of grant, the options will become fully vested and (ii) prior to the end of any of the other Annual Performance Periods, a number of options will vest equal to the number of unvested options multiplied by a fraction, the numerator of which is the number of performance periods in which the targets have been achieved and the denominator of which is the number of periods that have elapsed since the date of grant.

In the event of a change in control of us, Mr. Grebe will also be entitled to a "success" bonus in an amount which will be negotiated in good faith and agreed upon between Mr. Grebe and us. This success bonus will be paid in cash to Mr. Grebe in a lump sum on the date of the closing of such change in control.

For purposes of Mr. Grebe's employment agreement, "cause" is defined as (1) conviction of, or pleading nolo contendere to, a felony or any other crime involving the trading of securities, mail or wire fraud, theft or embezzlement of our property, (2) gross negligence in performance of duties, (3) willful misconduct or material breach of the employment agreement or (4) failure to follow lawful instructions of the Board. "Good reason" is defined as any of the following actions, taken without Mr. Grebe's prior express written consent, and which are not cured by us within 30 days of receiving notice of the event from Mr. Grebe: (1) a material reduction in position, duties, responsibilities, title or authority, including reporting rights and obligations, provided that a material reduction shall not be deemed to have occurred solely due to the fact that the Company is no longer a reporting company under the Securities Exchange Act of 1934, (2) a reduction in compensation or a material reduction in aggregate benefits (other than generally applicable benefit reductions), (3) a failure by us to pay compensation or benefits to Mr. Grebe when due, (4) a change in Mr. Grebe's principal employment location by more than 35 miles, if this would materially increase his commute, (5) removal of Mr. Grebe as Chairman of the Board of Directors (other than for cause or Mr. Grebe's resignation or inability to serve as a result of his incapacity), or (6) any material breach by us of Mr. Grebe's employment agreement.

For purposes of Mr. Grebe's employment agreement, "change in control" generally means (1) the acquisition by an unrelated third party, pursuant to a sale, merger, consolidation, reorganization or similar transaction, of more than 50% of our common stock, (2) the liquidation or dissolution of us or a sale of substantially all of our assets, or (3) at any time after August 13, 2006, a change in a majority of the membership of our Board of Directors as such membership was constituted on August 13, 2004 (the "Incumbent Board"), excluding membership changes approved by a two-thirds majority of the Incumbent Board. Notwithstanding the foregoing, a "change in control" will not be deemed to occur unless it is a qualifying change in control event under Section 409A of the Internal Revenue Code.

John A. Ebner, Kenneth D. Sweder, Lucretia D. Doblado, Michael Agliata and John M. McDonald

The executive's employment may be terminated by us for "cause" (as defined in each executive's employment agreement). Upon termination of the executive's employment for "cause," we will pay his or her accrued and unpaid base salary and benefits (as defined in his or her employment agreement) through the date of termination.

If the executive's employment terminates due to disability or death, the executive or his or her estate will be entitled to receive (i) any accrued and unpaid base salary and benefits and (ii) a prorated bonus for the calendar year in which termination occurs. Unless otherwise provided by the award agreement entered into by the executive at the time the executive was granted a particular equity award, upon termination of the executive's employment as a result of disability or death, the executive will forfeit any outstanding unvested equity awards and the executive or the executive's estate will have until the earlier of the stock option's expiration date or one year from date of termination to exercise any vested stock options.

If the executive's employment is terminated by us "without cause", or by the executive for "good reason" (as defined in his or her employment agreement), the executive (excluding Mr. Ebner, who waived all severance and benefits rights pursuant to his Retention Bonus Agreement) will be entitled to receive (i) any accrued and unpaid base salary and benefits, (ii) continuation of his or her base salary for a period of one year (eighteen months for Mr. Sweder) from the date of termination, (iii) continuation of his or her medical and dental benefits at our expense for a period of one year (eighteen months for Mr. Sweder) following his or her termination and (iv) a prorated bonus for the calendar year in which termination occurs. All severance payments are conditioned upon and subject to the executive's execution of a general waiver and release. The executive is required to provide us 30 days' advance written notice in the event the executive terminates the executive's employment other than for "good reason."

The executive's employment agreement provides that the executive is subject to a non-compete agreement during his or her employment and for one year (two years for Messrs. Ebner, Sweder and McDonald) thereafter. The executive is subject to a non-solicitation agreement during his or her employment and for two years (three years for Messrs. Ebner, Sweder and McDonald) thereafter. The executive is subject to a confidentiality agreement during and after his or her employment with us.

For each of the executives, upon termination for “cause,” any unexercised portion of either the executive's time-vesting and performance-vesting options, whether or not vested, will terminate. With respect to each of Mr. Ebner, Ms. Doblado and Mr. Agliata, upon the termination by the Company without “cause” or due to death or disability, or by the executive for any reason, the unvested portion of the time-vesting option will expire on the date of termination and the vested portion of the option would remain exercisable until the earlier of the expiration date or 90 days (180 days in the case of death or disability) following the termination date. With respect to Mr. Sweder, upon his termination of employment other than by the Company for “cause” or by him for “good reason” (i) prior to the first year anniversary of the date of grant, Mr. Sweder will become vested as to 40% of the shares subject to the time-vesting option and (ii) at any time on or following the first anniversary of the date of grant, he will become vested in an additional 20% of the shares subject to the time-vesting option. Upon termination of employment of Mr. Sweder other than by the Company for “cause” or by him without “good reason,” the unvested portion of the time-vesting option will expire on the date of termination and the vested portion will remain exercisable through the earlier of (y) the expiration date of the option or (z) the later of two years following the date of grant and one year following the date of termination. Upon Mr. Sweder's resignation without “good reason,” the unvested portion of the time-vesting option will expire and the vested portion will remain exercisable until the earlier of the expiration date and the date that is 90 days following the date of termination.

With respect to each of Mr. Ebner, Ms. Doblado and Mr. Agliata, upon the executive's termination by the Company without cause or by the executive, the unvested portion of the performance-vesting option will terminate, provided, that, the unvested portion attributable to a completed Annual Performance Period with respect to which the performance determination date has not yet occurred will remain outstanding until the performance determination date and, if the applicable EBITDA targets are achieved, will be eligible to vest and will remain outstanding for 90 days following the determination date. Any portion of the performance-vesting option that was vested as of the date of termination will remain exercisable until the earlier of the expiration date of the option or the 90th day following such termination.

With respect to Mr. Sweder, upon termination other than by the Company for “cause” or by him without “good reason” (i) prior to December 31, 2013, the performance-vesting option with respect to the option shares attributable to the 2013 and 2014 Annual Performance Periods will remain outstanding until the performance determination date for the 2014 Annual Performance Period and eligible to vest based on the attainment of the EBITDA targets for such period and (ii) at any time following December 31, 2013, the performance-vesting option with respect to option shares attributable to the Annual Performance Period in which such termination occurs will remain outstanding until the performance determination date for such period and become eligible to vest subject to the attainment of the EBITDA target for such period. Any portion of the option which becomes vested in accordance with the preceding sentence will remain exercisable through the first anniversary of the date on which such portion(s) become vested and exercisable, and any portion of the option which was already vested as of the date of the termination will remain exercisable through the earlier of (x) the expiration date of the option and (y) the later of two years following the date of grant and one year following the date of termination of employment. If Mr. Sweder resigns without “good reason,” the unvested portion of the option will expire on the resignation date and the vested portion would remain exercisable through the earlier of (x) the expiration date of the option and (y) a period of 90 days following the termination.

For purposes of the executive's employment agreement, "cause" is defined as (1) gross neglect or willful failure to perform duties, (2) a willful act by the executive against us or which causes or is intended to harm us, (3) conviction of, or plea of no contest or guilty to, a felony, or lesser offence involving dishonesty, the theft of our property or moral turpitude, or (4) a material breach of the employment agreement by the executive which is not cured within 20 days of receipt of notice from us. For purposes of the executive's employment agreement, "good reason" is defined as (1) a material breach of the terms of the employment agreement by us, (2) a change in the executive's place of employment by more than 35 miles, if this would materially increase the executive's commute, or (3) a material diminution of the executive's responsibility which is not cured by us within 20 days of receipt of notice from the executive.

In March 2007, we entered into a change-in-control agreement with Ms. Doblado. On April 30, 2007, we entered into a change-in-control agreement with Mr. Sweder, which was then amended on October 20, 2008. On January 8, 2010, we entered into a change-in-control agreement with Mr. Ebner, which was amended on March 2, 2011. On March 16, 2009, we entered into a change-in-control agreement with Mr. Agliata. On June 13, 2011, we entered into a change-in-control agreement with Mr. McDonald, which was terminated at the time of Mr. McDonald's termination of employment on October 19, 2012. These change-in-control agreements have a perpetual term, although we may unilaterally amend them with one year's notice. The change-in-control agreements provide that in the event that the executive is terminated by us "without cause" (as defined in the change-in-control agreement), or by the executive for "good reason" (as defined in the change-in-control agreement) within two years following a change in control of us, the executive will be entitled to receive in a cash lump sum (i) any accrued and unpaid base salary and benefits, (ii) a prorated bonus for the calendar year in which termination occurs, (iii) an amount equal to 1.5 times (1.75 times for Mr. Sweder) the sum of the executive's base salary and the average of the annual bonus earned over the prior three fiscal years, and (iv) continuation of his or her medical benefits at our expense for a period of 18 months (21 months for Mr. Sweder) following his or her termination. Effective as of October 19, 2012, in connection with his resignation, Mr. McDonald entered into a Separation of Employment Agreement and General Release pursuant to which he received the severance benefits that are consistent with those provided under his change-in-control agreement. As described above in the section entitled “Employee Agreements,” pursuant to the terms of his Retention Bonus Agreement entered into in connection with the Merger, Mr. Ebner waived his right to any payments under his employment agreement and change-in-control agreement and is entitled to payment of the Retention Bonus.

In the event of a change in control of us, the executive's time-vesting options will become fully vested and exercisable. With respect to the executive's performance-vesting options, upon the occurrence of a change in control of us (i) prior to the first anniversary of the date of grant, the options will become fully vested and (ii) prior to the end of any of the other Annual Performance Periods, a number of options will vest equal to the number of unvested options multiplied by a fraction, the numerator of which is the number of performance periods in which the targets have been achieved and the denominator of which is the number of periods that have elapsed since the date of grant.

In addition, and with the exception of Mr. Ebner (whose change-in-control agreement was amended to remove any right to a tax gross-up) and Mr. McDonald, the executive's change-in-control agreement provides for a tax gross-up for any amounts due or paid to him or her under the change-in-control agreement or any of our other plans or arrangements that are considered an "excess parachute payment" under the Internal Revenue Code, provided that the "excess parachute payments" are at least 110% of the "safe harbor" amount that would result in no excise tax liability. All severance payments under the change-in-control agreement are conditioned upon and subject to the executive's execution of a general waiver and release.

The executive is subject to restrictive covenants under the executive's change-in-control agreement that are the same as those under his or her employment agreement. The executive is also subject to a confidentiality agreement during and after his employment with us. The executive is also subject to certain restrictive covenants contained in his or her time-vesting option agreement and performance-vesting option agreement.

For purposes of the executive's change-in-control agreement:

"cause" is defined as (1) the executive's conviction of, or pleading nolo contendere to, a felony, (2) gross neglect of duties, (3) willful misconduct in connection with the performance of duties, which results in material and demonstrable damage to us or (4) failure to follow the lawful directions of the Board, consistent with the executive's position with us; "good reason" is defined as (1) a material and adverse change in duties and responsibilities, (2) a material breach the terms of the executive's employment agreement by us, (3) a reduction in annual base salary or target annual bonus, (4) a change in the executive's principal employment location by more than 35 miles, if this would increase his or her commute by more than 20 miles, (5) substantially greater business travel, (6) a reduction of more than 5% in aggregate benefits, (7) failure to provide paid vacation, (8) termination of employment in a manner inconsistent with the notice provisions of the change-in-control agreement, or (9) failure by us to obtain the assumptions and guarantees from any successor or parent corporation; and "change in control" generally means (1) the acquisition by an unrelated third party, pursuant to a sale, merger, consolidation, reorganization or similar transaction, of more than 50% of our common stock, (2) the liquidation or dissolution of us or a sale of substantially all of our assets, (3) during any 24-month period, a change in a majority of the membership of our Board of Directors (the "Incumbent Board"), excluding membership changes approved by a majority of the Incumbent Board, or (4) a merger, reorganization or consolidation of us; notwithstanding the foregoing, a "change in control" will not be deemed to occur unless it is a qualifying change in control event under Section 409A of the Internal Revenue Code.

Incremental Payments Associated with an Involuntary Termination without Cause or for Good Reason in the Absence of a Change in Control

The following table summarizes the incremental payments associated with the termination of each of our named executive officers by us without cause or by such named executive officers for good reason on December 28, 2012, in the absence of a change in control. The values in this table assume a stock price of $255.00, and include all outstanding grants. Actual values will depend on the actual stock price and the actual compensation figures at the time of termination of employment.

Name	Cash Severance		Intrinsic Value of Stock Options		Benefits		Total
Michael J. Grebe	$1,229,377	(1)	$—	(2)	$6,971	(3)	$1,236,348
John A. Ebner	$1,018,868	(4)	$—	(5)	$—		$1,018,868
Kenneth D. Sweder	$1,465,386	(6)	$—	(2)	$13,371	(7)	$1,478,757
Lucretia D. Doblado	$385,749	(8)	$—	(5)	$6,971	(3)	$392,720
Michael Agliata	$384,775	(8)	$—	(5)	$8,914	(3)	$393,689
John M. McDonald(9)	$—		$—		$—		$—
____________________

(1)
Represents one times the sum of (a) Mr. Grebe's base salary as of the date of termination and (b) the average of the bonus amounts paid for the prior three year period, such amount payable in a lump sum upon the date of termination.

(2)
The time-vesting options would become 40% vested upon a termination of employment. The performance-vesting option with respect to the option shares attributable to the 2013 and 2014 Annual Performance Periods would remain outstanding until the performance determination date for the 2014 Annual Performance Period and eligible to vest based on the attainment of the EBITDA targets for such period.

(3)	Represents the value of twelve months of continued health and welfare benefits.

(4)	Represents the retention bonus pursuant to the Retention Bonus Agreement entered into at the closing of the Merger.

(5)	Unvested time-vesting stock and performance-vesting options are forfeited for no consideration.

(6)
Represents eighteen months of base salary continuation, the annual target bonus under the ECIP for 2012, and $479,166 which represents an amount equal to the total of the retention bonus payments unpaid as of December 28, 2012.

(7)	Represents the value of eighteen months of continued health and welfare benefits.

(8)	Represents twelve months of base salary continuation and the annual target bonus under the ECIP for 2012.

(9)
Mr. McDonald resigned from the Company effective October 19, 2012. See the table under the sub-heading “Incremental Payments Associated With a Change-in-Control Termination” for actual payments received by Mr. McDonald in connection with his resignation pursuant to terms of his Separation of Employment Agreement and General Release effective as of October 19, 2012.

Incremental Payments Associated With an Involuntary Termination as a Result of Disability or Death

The following table summarizes the incremental payments associated with the termination of each of our named executive officers as a result of disability or death on December 28, 2012. The values in this table assume a stock price of $255.00, and include all outstanding grants. Actual values will depend on the actual stock price and compensation figures at the time of termination of employment.

Name	Cash Severance		Intrinsic Value of Stock Options		Total
Michael J. Grebe	$2,016,543	(1)	$—	(2)	$2,016,543
John A. Ebner	$1,018,868	(3)	$—	(4)	$1,018,868
Kenneth D. Sweder	$785,586	(5)	$—	(2)	$785,586
Lucretia D. Doblado	$107,761	(6)	$—	(4)	$107,761
Michael Agliata	$119,550	(6)	$—	(4)	$119,550
John M. McDonald(7)	$—		$—		$—
___________________

(1)	Represents 24 months of base salary continuation and the annual target bonus under the ECIP for 2012.

(2)
Unvested time-vesting stock options are forfeited for no consideration. The performance-vesting option with respect to the option shares attributable to the 2013 and 2014 Annual Performance Periods would remain outstanding until the performance determination date for the 2014 Annual Performance Period and eligible to vest based on the attainment of the EBITDA targets for such period.

(3)	Represents the retention bonus pursuant to the Retention Bonus Agreement entered into at the closing of the Merger.

(4)	Unvested time-vesting stock and performance-vesting options are forfeited for no consideration.

(5)	Represents the annual target bonus under the ECIP for 2012 and $479,166 which represents an amount equal to the total of the retention bonus payments unpaid as of December 28, 2012.

(6)	Represents the annual target bonus under the ECIP for 2012.

(7)
Mr. McDonald resigned from the Company effective October 19, 2012. See the table under the sub-heading “Incremental Payments Associated With a Change-in-Control Termination” for actual payments received by Mr. McDonald in connection with his resignation pursuant to terms of his Separation of Employment Agreement and General Release effective as of October 19, 2012.

Incremental Payments Associated With a Change-in-Control Termination

The following table summarizes the incremental payments associated with a termination in connection with a change in control for each of our named executive officers if the change in control had occurred as of December 28, 2012. The values in this table assume a stock price of $255.00, and include all outstanding grants. Actual values will depend on the actual stock price and compensation figures at the time of termination of employment.

Name	Cash Severance		Intrinsic Value of Stock Options		Benefits		Excise Tax Gross-Up	Total
Michael J. Grebe	$1,229,377	(1)	$—	(2)	$6,971	(3)	$—	$1,236,348
John A. Ebner	$1,018,868	(4)	$—	(2)	$—		n/a	$1,018,868
Kenneth D. Sweder	$2,111,008	(5)	$—	(2)	$15,600	(6)	$1,419,811	$3,546,419
Lucretia D. Doblado	$687,023	(7)	$—	(2)	$10,457	(8)	$—	$697,480
Michael Agliata	$615,904	(7)	$—	(2)	$13,371	(8)	$—	$629,275
John M. McDonald(9)	$—		$—		$—		n/a	$—
____________________

(1)
Represents one times the sum of (a) Mr. Grebe's base salary as of the date of termination and (b) the average of the bonus amounts paid for the prior three year period, such amount payable in a lump sum upon the date of termination.

(2)	Represents the value of time-vesting and performance-vesting options that would automatically vest upon a change in control.

(3)	Represents the value of twelve months of continued health and welfare benefits.

(4)	Represents the retention bonus pursuant to the Retention Bonus Agreement entered into at the closing of the Merger.

(5)
Calculated as 1.75 times the sum of (a) base salary and (b) the average of the annual bonuses paid during the three fiscal years prior to termination plus the annual target bonus under the ECIP for 2012 and $479,166 which represents an amount equal to the total of the retention bonus payments unpaid as of December 28, 2012.

(6)	Represents the value of twenty-one months of continued health and welfare benefits.

(7)
Calculated as 1.5 times the sum of (a) base salary and (b) the average of the annual bonuses paid during the three fiscal years prior to termination plus the annual target bonus under the ECIP for 2012.

(8)	Represents the value of eighteen months of continued health and welfare benefits.

(9)
Mr. McDonald resigned from the Company effective October 19, 2012. Amounts represent payments received in connection with the execution of his Separation of Employment Agreement and General Release effective as of October 19, 2012.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of our outstanding shares of common stock beneficially owned by (i) our named executive officers and each of our Directors individually, (ii) all executive officers and Directors as a group and (iii) principal shareholders who are known to us to be the beneficial owner of more than five percent of our common stock as of March 8, 2013. Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o Interline Brands, Inc., 701 San Marco Boulevard, Jacksonville, Florida, 32207.

Name of Beneficial Owner	Amount of Common Stock Ownership	Percent of Common Stock
5% or greater stockholders:
Investment funds affiliated with GS Capital Partners(1)	854,410	57.8%
Investment funds affiliated with P2 Capital Partners, LLC(2)	588,235	39.8

Directors and executive officers:
Michael Agliata(3)	2,822	*
Ann Berry(1)	854,410	57.8
Christopher Crampton(1)	854,410	57.8
Lucretia D. Doblado(4)	5,707	*
John A. Ebner	400	*
Michael J. Grebe(5)	44,122	2.9
Bradley Gross(1)	854,410	57.8
Dennis J. Letham	1,961	*
Sanjeev Mehra(1)	854,410	57.8
Claus J. Moller(2)	588,235	39.8
Jozef Opdeweegh	980	*
Joshua D. Paulson(2)	588,235	39.8
David C. Serrano(6)	1,233	*
James A. Spahn(7)	2,325	*
Kenneth D. Sweder(8)	14,026	*
All executive officers and directors as a group (15 persons)	1,516,221	99.1%
____________________

*	Indicates less than 1% ownership.

(1)
GS Capital Partners VI Fund, L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, MBD 2011 Holding, L.P., Bridge Street 2012 Holdings, L.P. own 373,203; 102,624; 310,417; 13,264; 25,490; and 29,412 shares of our common stock, respectively (the “Goldman Sachs Funds”). The Goldman Sachs Group, Inc., and Goldman, Sachs & Co. may be deemed to beneficially own indirectly, in the aggregate, all of the common stock owned by the Goldman Sachs Funds because affiliates of Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. are the general partner, managing general partner, managing partner, managing member or member of the Goldman Sachs Funds. Goldman, Sachs & Co. is a direct and indirect wholly owned subsidiary of The Goldman Sachs Group, Inc. Goldman, Sachs & Co. is the investment manager of certain of the Goldman Sachs Funds. The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. each disclaim beneficial ownership of the shares of common stock owned directly or indirectly by the Goldman Sachs Funds, except to the extent of their pecuniary interest therein, if any. Messrs. Crampton, Gross and Mehra are managing directors of Goldman, Sachs & Co., and Ms. Berry is a vice president of Goldman, Sachs & Co., and each may be deemed to beneficially own indirectly, in the aggregate, all of the common stock owned by the Goldman Sachs Funds; each disclaim beneficial ownership of the shares of common stock owned directly or indirectly by the Goldman Sachs Funds, except to the extent of their pecuniary interest therein, if any. The address of the Goldman Sachs Funds, The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. is 200 West Street, New York, NY 10282.

(2)
P2 Capital Master Fund I, L.P. and P2 Capital Master Fund VII, L.P (collectively, the “P2 Funds”) own 136,078 and 452,157 shares of our common stock, respectively. Mr. Moller is a managing partner and Mr. Paulson is a partner of P2 Capital Partners, and each may be deemed to beneficially own indirectly, in the aggregate, all of the common stock owned by the P2 Funds; each disclaim beneficial ownership of the shares of common stock owned directly or indirectly by the P2 Funds, except to the extent of their pecuniary interest therein, if any. The address of the principal office is 590 Madison Avenue, 25th Floor, New York, NY 10022.

(3)	Includes 1,662 shares of common stock issuable pursuant to stock options.

(4)	Includes 4,854 shares of common stock issuable pursuant to stock options.

(5)	Includes 32,358 shares of common stock issuable pursuant to stock options.

(6)	Includes 1,233 shares of common stock issuable pursuant to stock options.

(7)	Includes 2,325 shares of common stock issuable pursuant to stock options.

(8)	Includes 10,638 shares of common stock issuable pursuant to stock options.

EQUITY COMPENSATION PLANS

The following table sets forth information as of December 28, 2012 regarding compensation plans under which the Company's equity securities are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	198,753(1)	$219.72	20,937(2)
Equity compensation plans not approved by security holders	—	—	—
Total	198,753(1)	$219.72	20,937(2)
____________________

(1)
Includes time-vesting and performance-vesting options granted to management and non-employee Directors, respectively, pursuant to the 2012 Plan, and options which had been granted under the 2004 Plan and were replaced with rollover options in connection with the Merger.

(2)	These securities are available for future issuance under the 2012 Plan. Each of these securities is available for issuance as a full value award or otherwise.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Independence of Board Members

As a private company whose securities are not listed on any national securities exchange, we are not required to have a majority of, or any, independent directors. However, the rules of the SEC require us to disclose which of our directors would be considered independent within the meaning of the rules of a national securities exchange that we may choose. Messrs. Mehra, Gross and Crampton and Ms. Berry are employed by GS Capital Partners, and Messrs. Moller and Paulson are employed by P2 Capital Partners. Our Board of Directors also includes two members of the Company's management - Messrs. Grebe and Sweder. We currently have two directors, Messrs. Letham and Opdeweegh, who would be considered independent within the definition of the rules of the New York Stock Exchange.

Related Party Transactions

We recognize that related party transactions may present potential or actual conflicts of interest and may create the appearance that Company decisions are based on considerations other than the best interests of Interline and its shareholders. Therefore, the Board has adopted a written policy which provides that prior to entering into any related party transaction, a formal written notice has to be submitted to the Chief Financial Officer and General Counsel, disclosing all relevant terms of the proposed transaction. If the Chief Financial Officer or General Counsel determines that the proposed transaction is a related party transaction, he or she shall refer such transaction to the Audit Committee for review. The Audit Committee shall approve only those related party transactions that are in, or are not inconsistent with, the best interests of the Company. For purposes of this policy, a “related party transaction” is a transaction, arrangement or relationship in which the Company and/or any of its subsidiaries participate and in which any related party has a direct or indirect interest. Related parties include executive officers, directors, vice presidents, director nominees, beneficial owners of more than 5% of the Company's voting securities, immediate family members of any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is employed and in which such person has a beneficial ownership interest.

Item 404(a) of SEC Regulation S-K requires disclosure of various transactions with related persons since the beginning of the last fiscal year, or that are currently proposed, and in which the Company was or is to be a participant, the amount involved exceeds $120,000 and any related person had or will have a direct or indirect material interest in the transaction.

Stockholders Agreement

The Stockholders Agreement among GS Capital Partners and its affiliates, P2 Capital and its affiliates and certain stockholders of the Company described in Item 10 above provides that GS Capital Partners has the right to designate five members of our Board of Directors and P2 Capital Partners has the right to designate two members of our Board of Directors, unless otherwise agreed by GS Capital Partners and P2 Capital Partners. In addition, the Stockholders Agreement includes limitations on the transferability of the parties' respective holdings of our equity securities as well as certain drag-along and tag-along rights.

Equity Registration Rights Agreement

In connection with the Merger, we entered into an equity registration rights agreement with GS Capital Partners and its affiliates and P2 Capital and its affiliates, and certain stockholders of the Company (the “Equity Registration Rights Agreement”). The Equity Registration Rights Agreement grants GS Capital Partners and P2 Capital the right to require us to register under the Securities Act of 1933 for public resale of their shares of our stock that constitute “registrable securities,” whether owned at the closing of the Merger or acquired thereafter. The term “registrable securities” includes any shares of our stock, including any shares issued upon conversion or exercise of all options, warrants or other securities convertible into, or exchangeable or exercisable for, shares of our stock. Shares of our stock will cease to be “registrable securities” when a registration statement relating to the shares has been declared effective and the shares have been disposed of, or when the shares may be sold in compliance with the requirements of Rule 144 under the Securities Act.

Subject to certain exceptions, our stockholders have been granted piggyback rights on any registration statement that we may file on behalf of itself or on behalf of another stockholder. The ability of stockholders to utilize piggyback rights is subject to certain notice requirements specified in the Equity Registration Rights Agreement as well as such stockholder's ability to provide certain information for inclusion in any registration statement.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors, pursuant to which we have agreed to indemnify each of them against certain liabilities that may arise by reason of their status or service as a director of the Company, and to advance each of them the expenses incurred as a result of a proceeding as to which they may be indemnified. The indemnification agreement is intended to provide rights of indemnification to the fullest extent permitted and is in addition to any other rights each indemnitee may have under our certificate of incorporation, its by-laws and applicable law. The indemnification agreements also requires us to maintain directors' and officers' liability insurance with respect to each indemnitee for so long as each indemnitee continues to serve as a director and shall continue thereafter so long as each indemnitee shall be subject to any proceeding by reason of his or her former or current capacities at the Company.

Other Transactions with Related Persons

In connection with the Merger, we entered into a transaction fee agreement with GS Capital Partners and P2 Capital pursuant to which we paid a one-time $10.0 million transaction fee at the closing of the Merger. In addition, Goldman, Sachs & Co., one of the initial purchasers of the Holdco Notes, is an affiliate of GS Capital Partners, and therefore an affiliate of us. We entered into a registration rights agreement with respect to the Holdco Notes pursuant to which we agreed to file a “market-making prospectus” in order to allow Goldman, Sachs & Co. to engage in market-making activities for the Holdco Notes. Also, an affiliate of Goldman, Sachs & Co. acts as an arranger for our ABL Facility. In connection with the Merger, we also paid approximately $10.9 million in various financing fees associated with the HoldCo Notes and ABL Facility to Goldman, Sachs & Co.

ITEM 14. Principal Accounting Fees and Services

During our 2011 fiscal year and through the second quarter of our 2012 fiscal year, Deloitte & Touche LLP ("Deloitte") served as our independent registered accounting firm. In connection with the Merger Transaction, we changed to PricewaterhouseCoopers LLP ("PwC") as our independent registered accounting firm during the third quarter of the 2012 fiscal year. Deloitte rendered an unqualified opinion on our consolidated financial statements as of and for the years ended December 30, 2011 and December 31, 2010, and PwC has rendered unqualified opinions for the year ended December 28, 2012, which included both the Predecessor and Successor periods.

The following table is a summary of the fees billed to us by PwC and Deloitte for professional services rendered for the fiscal years ended December 28, 2012 and December 30, 2011 (in thousands):

	Successor	Predecessor
	(PwC)	(Deloitte)
Fee Category	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	Fiscal 2011 Fees
Audit Fees	$636.6	$206.2	$945.5
Audit-Related Fees	30.0	—	32.7
Tax Fees	—	—	15.7
Total Fees	$666.6	$206.2	$993.9

Audit Fees. Consists of fees billed for professional services rendered for the audits of our annual consolidated financial statements and internal control over financial reporting (for Predecessor Period), review of interim condensed consolidated financial statements included in quarterly reports on Form 10-Q, and other services provided in connection with our statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees". These services include employee benefit plan audits and various attest services.

Tax Fees. Consists of fees for tax services including compliance, planning and advice.

Our Audit Committee pre-approves and is responsible for the engagement of all services provided by our independent registered certified public accountants.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements
		(i)	The following financial statements of Interline Brands, Inc. and Subsidiaries are included in Item 8:

Reports of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm - for the periods September 8, 2012 through December 28, 2012 (Successor) and December 31, 2011 through September 7, 2012 (Predecessor)

Report of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm - as of and for the years ended December 30, 2011 and December 31, 2010
Consolidated Balance Sheets - December 28, 2012 (Successor) and December 30, 2011 (Predecessor)

Consolidated Statements of Operations - for the periods September 8, 2012 through December 28, 2012 (Successor) and December 31, 2011 through September 7, 2012 (Predecessor), and the fiscal years ended December 30, 2011 (Predecessor) and December 31, 2010 (Predecessor)

Consolidated Statements of Comprehensive (Loss) Income - for the periods September 8, 2012 through December 28, 2012 (Successor) and December 31, 2011 through September 7, 2012 (Predecessor), and the fiscal years ended December 30, 2011 (Predecessor) and December 31, 2010 (Predecessor)

Consolidated Statements of Stockholders' Equity - for the periods September 8, 2012 through December 28, 2012 (Successor) and December 31, 2011 through September 7, 2012 (Predecessor), and the fiscal years ended December 30, 2011 (Predecessor) and December 31, 2010 (Predecessor)

Notes to the Consolidated Financial Statements

	2.		Financial Statements Schedules
Schedules have been omitted because they are not applicable, not required, or the information is contained within the financial statements or notes thereto.

	3.		Exhibits
The exhibits listed on the accompanying Exhibit Index are incorporated in this Annual Report on Form 10-K by this reference and filed as part of this report.

(b)			See Item 15(a)3 above

(c)			See Item 15(a)1 and 15(a)2 above

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERLINE BRANDS, INC.

/s/ Michael J. Grebe
Michael J. Grebe Chief Executive Officer

Date: March 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Grebe	Chairman of the Board and Chief Executive Officer	March 12, 2013
Michael J. Grebe	(Principal Executive Officer)

/s/ John A. Ebner	Chief Financial Officer (Principal Financial Officer)	March 12, 2013
John A. Ebner

/s/ David C. Serrano	Chief Accounting Officer and Corporate	March 12, 2013
David C. Serrano	Controller (Principal Accounting Officer)

/s/ Kenneth D. Sweder	Director, President and Chief Operating Officer	March 12, 2013
Kenneth D. Sweder

/s/ Ann Berry	Director	March 12, 2013
Ann Berry

/s/ Christopher Crampton	Director	March 12, 2013
Christopher Crampton

/s/ Bradley Gross	Director	March 12, 2013
Bradley Gross

/s/ Dennis J. Letham	Director	March 12, 2013
Dennis J. Letham

/s/ Sanjeev Mehra	Director	March 12, 2013
Sanjeev Mehra

/s/ Claus J. Moller	Director	March 12, 2013
Claus J. Moller

/s/ Jozef Opdeweegh	Director	March 12, 2013
Jozef Opdeweegh

/s/ Joshua D. Paulson	Director	March 12, 2013
Joshua D. Paulson

EXHIBIT INDEX

Exhibit Number	Document
PLAN OF ACQUISITION, REORGANIZATION ARRANGEMENT, LIQUIDATION OR SUCCESSION
2.1
Agreement and Plan of Merger among Isabelle Holding Company Inc., Isabelle Acquisition Sub Inc., and Interline Brands, Inc., dated as of May 29, 2012 (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on May 29, 2012).

ARTICLES OF INCORPORATION AND BYLAWS
3.1	Third Amended and Restated Certificate of Incorporation of Interline Brands, Inc. (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on September 13, 2012).
3.2	Sixth Amended and Restated By-Laws of Interline Brands, Inc., effective as of November 9, 2012 (incorporated by reference to Exhibit 3.3 of Quarterly Report on Form 10-Q filed on November 13, 2012).
INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
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

4.3
Indenture, dated as of November 16, 2010, among Interline New Jersey, as issuer, the Company, as guarantor, subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed on December 16, 2010 (No. 333-171215)).

4.4
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

4.5
Second Supplemental Indenture among Interline Brands, Inc., the Subsidiary Guarantors, and Wells Fargo Bank, National Association, as Trustee, dated as of June 19, 2012 (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K filed on June 29, 2012).

4.6
Indenture Agreement for 10%/10.75% Senior Notes due 2018, among Isabelle Acquisition Sub Inc., as Issuer and Wells Fargo Bank, National Association, as Trustee, dated as of August 6, 2012 (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K filed on September 13, 2012).

4.7
Successor Supplemental Indenture, among Interline Brands, Inc. (as successor by merger to Isabelle Acquisition Sub Inc.) and Wells Fargo Bank, National Association, as trustee under the Indenture, dated as of September 7, 2012 (incorporated by reference to Exhibit 4.2 of Current Report on Form 8-K filed on September 13, 2012).

4.8
Exchange and Registration Rights Agreement, among Interline Brands, Inc., Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated August 6, 2012 (incorporated by reference to Exhibit 4.3 of Current Report on Form 8-K filed on September 13, 2012).

4.9
Joinder Agreement, among Interline Brands, Inc., Goldman, Sachs & Co., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated September 7, 2012 (incorporated by reference to Exhibit 4.4 of Current Report on Form 8-K filed on September 13, 2012).

MATERIAL CONTRACTS
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

10.2	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2006).
10.3	Form of Amendment to Change in Control Severance Agreement (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).

Exhibit Number	Document
10.4	Interline Brands, Inc. 2012 Stock Option Plan, effective September 7, 2012 (incorporated by reference to Exhibit 10.9 of Current Report on Form 8-K filed on September 13, 2012).
10.5
Interline Brands, Inc. 2012 Stock Option Plan, Time-Vesting Nonqualified Stock Option Agreement, form applicable to option holders other than Mssrs. Grebe and Sweder (incorporated by reference to Exhibit 10.10 of Current Report on Form 8-K filed on September 13, 2012).

10.6
Interline Brands, Inc. 2012 Stock Option Plan, Time-Vesting Nonqualified Stock Option Agreement, form applicable to Mssrs. Grebe and Sweder (incorporated by reference to Exhibit 10.11 of Current Report on Form 8-K filed on September 13, 2012).

10.7
Interline Brands, Inc. 2012 Stock Option Plan, Performance-Vesting Nonqualified Stock Option Agreement, form applicable to option holders other than Mssrs. Grebe and Sweder (incorporated by reference to Exhibit 10.12 of Current Report on Form 8-K filed on September 13, 2012).

10.8
Interline Brands, Inc. 2012 Stock Option Plan, Performance-Vesting Nonqualified Stock Option Agreement, form applicable to Mssrs. Grebe and Sweder (incorporated by reference to Exhibit 10.13 of Current Report on Form 8-K filed on September 13, 2012).

10.9
Employment Agreement, dated as of August 13, 2004, by and between Interline New Jersey and Michael J. Grebe (incorporated by reference to Exhibit 10.32 to the Company's Amendment No. 2 to Registration Statement on Form S-1 filed on September 27, 2004 (No. 333-116482)).

10.10
Amendment One to Employment Agreement, dated as of December 2, 2004, by and between Interline New Jersey and Michael J. Grebe (incorporated by reference to Exhibit 10.37 to the Company's Amendment No. 4 to Registration Statement on Form S-1 filed on December 3, 2004 (No. 333-116482)).

10.11
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

10.13
Fourth Amendment to Employment Agreement, by and between Interline Brands, Inc. and Michael J. Grebe, dated September 7, 2012 (incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K filed on September 13, 2012).

10.14
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

10.16
Amendment to Employment Agreement, dated as of December 31, 2008, by and between Interline New Jersey and Kenneth D. Sweder (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).

10.17
Change in Control Severance Agreement, dated April 30, 2007, by and between the Company and Kenneth D. Sweder (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).

10.18
First Amendment to Change in Control Severance Agreement, dated October 20, 2008, by and between the Company and Kenneth D. Sweder (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).

10.19
Transaction Bonus Agreement, by and among Interline Brands, Inc., and Kenneth D. Sweder, dated September 7, 2012 (incorporated by reference to Exhibit 10.6 of Current Report on Form 8-K filed on September 13, 2012).

10.20
Retention Bonus Agreement, by and among Interline Brands, Inc. and Kenneth D. Sweder, dated as of September 14, 2012 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on September 19, 2012).

10.21
Employment Agreement, dated as of January 8, 2010, by and between Interline New Jersey and John A. Ebner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 14, 2010).

10.22
Change in Control Severance Agreement, dated as of January 8, 2010, by and between the Company and John A. Ebner (incorporated by reference Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 14, 2010).

10.23
First Amendment to Change in Control Severance Agreement, dated March 1, 2011, by and between the Company and John A. Ebner (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

Exhibit Number	Document
10.24
Retention Bonus Agreement, by and among Interline Brands, Inc., and John Ebner, dated September 7, 2012 (incorporated by reference to Exhibit 10.8 of Current Report on Form 8-K filed on September 13, 2012).

10.25
Employment Agreement, dated as of October 30, 2006, by and between Interline New Jersey and Lucretia D. Doblado (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2009).

10.26
Amendment to Employment Agreement, dated as of March 23, 2007, by and between Interline New Jersey and Lucretia D. Doblado (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2009).

10.27
Amendment to Employment Agreement dated as of December 31, 2008, by and between Interline New Jersey and Lucretia D. Doblado (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2009).

10.28
Transaction Bonus Agreement, by and among Interline Brands, Inc., and Lucretia Doblado dated September 7, 2012 (incorporated by reference to Exhibit 10.7 of Current Report on Form 8-K filed on September 13, 2012).

10.29	Employment Agreement, dated as of April 9, 2009, by and between Interline New Jersey and Michael Agliata (incorporated herein at Exhibit 10.29).
10.30	Change in Control Severance Agreement, dated as of March 16, 2009, by and between the Company and Michael Agliata (incorporated herein at Exhibit 10.30).
10.31
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

10.34
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

10.35
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

10.36
First Amendment to Stockholders Agreement, by and among Interline Brands, Inc., GS Capital Partners VI Fund, L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, MBD 2011 Holdings, L.P., Bridge Street 2012 Holdings, L.P., P2 Capital Master Fund I, L.P., P2 Capital Master Fund VII, L.P., and Other Stockholders that are Signatories Thereto, dated as of November 13, 2012 (incorporated herein at Exhibit 10.36).

10.37
Form of Indemnification Agreement, by and between Interline Brands, Inc., and Indemnitee, dated as of September 7, 2012 (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K filed on September 13, 2012).

10.38	Interline Brands, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 of Current Report on Form 8-K filed on September 13, 2012).
STATEMENTS RE COMPUTATION OF RATIOS
12.1	Computation of earnings to fixed charges and earnings to combined fixed charges and preferred dividends of Interline Brands, Inc. (furnished herewith).

Exhibit Number		Document
LETTER RE CHANGE IN CERTIFYING ACCOUNTANT
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

SUBSIDIARIES OF THE REGISTRANT
21.1		List of Subsidiaries of the Company (furnished herewith).
CERTIFICATIONS
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

INTERACTIVE DATA FILES
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1	Consolidated Balance Sheets as of December 28, 2012 and December 30, 2011;

2
Consolidated Statements of Operations for the period September 8, 2012 through December 28, 2012, period December 30, 2011 through September 7, 2012, and the fiscal years ended December 30, 2011 and December 31, 2010;

3
Consolidated Statements of Comprehensive (Loss) Income for the period September 8, 2012 through December 28, 2012, period December 30, 2011 through September 7, 2012, and the fiscal years ended December 30, 2011 and December 31, 2010;

4
Consolidated Statements of Cash Flows for the period September 8, 2012 through December 28, 2012, period December 31, 2011 through September 7, 2012, and the fiscal years ended December 30, 2011 and December 31, 2010;

5	Notes to the Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.