Form 10-Q
period 2013-03-29
INTERLINE BRANDS, INC./DE
filed 2013-05-06
CIK 1292900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

or

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

As of May 3, 2013, there were 1,477,406 shares of the registrant’s common stock issued and outstanding, par value $0.01.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS - FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	Successor
	March 29, 2013	December 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$9,994	$17,505
Accounts receivable - trade (net of allowance for doubtful accounts of $1,072 and $528)	163,180	157,537
Inventories	259,253	250,583
Prepaid expenses and other current assets	31,292	33,142
Income taxes receivable	16,066	16,643
Deferred income taxes	17,237	17,149
Total current assets	497,022	492,559
Property and equipment, net	60,792	61,747
Goodwill	500,253	500,253
Other intangible assets, net	469,047	476,888
Other assets	9,929	9,586
Total assets	$1,537,043	$1,541,033
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$117,434	$113,603
Accrued expenses and other current liabilities	41,001	49,378
Accrued interest	16,299	18,230
Current portion of capital leases	430	521
Total current liabilities	175,164	181,732
Long-Term Liabilities:
Deferred income taxes	177,957	182,164
Long-term debt, net of current portion	820,726	813,994
Capital leases, net of current portion	161	226
Other liabilities	5,215	5,447
Total liabilities	1,179,223	1,183,563
Commitments and contingencies (see Note 6)
Stockholders' Equity:
Common stock; $0.01 par value, 2,500,000 authorized; 1,477,406 issued and outstanding as of March 29, 2013, and 1,474,465 issued and outstanding as of December 28, 2012	15	15
Additional paid-in capital	387,916	385,932
Accumulated deficit	(29,924)	(28,444)
Accumulated other comprehensive loss	(187)	(33)
Total stockholders' equity	357,820	357,470
Total liabilities and stockholders' equity	$1,537,043	$1,541,033

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Successor	Predecessor
	For the Three Months Ended March 29, 2013	For the Three Months Ended March 30, 2012
Net sales	$380,753	$313,582
Cost of sales	249,057	197,971
Gross profit	131,696	115,611

Operating Expenses:
Selling, general and administrative expenses	109,180	91,517
Depreciation and amortization	12,358	6,308
Merger related expenses	783	—
Total operating expenses	122,321	97,825
Operating income	9,375	17,786

Interest expense	(15,824)	(6,046)
Interest and other income	530	592
(Loss) income before income taxes	(5,919)	12,332
Income tax (benefit) provision	(4,439)	4,867
Net (loss) income	$(1,480)	$7,465

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Successor	Predecessor
	For the Three Months Ended March 29, 2013	For the Three Months Ended March 30, 2012
Net (loss) income	$(1,480)	$7,465
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(154)	147
Comprehensive (loss) income	$(1,634)	$7,612

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Successor	Predecessor
	For the Three Months Ended March 29, 2013	For the Three Months Ended March 30, 2012
Cash Flows from Operating Activities:
Net (loss) income	$(1,480)	$7,465
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	12,358	6,308
Amortization of deferred lease incentive obligation	(212)	(200)
Amortization of deferred debt financing costs	923	349
Amortization of OpCo Notes fair value adjustment	(768)	—
Share-based compensation	1,234	1,169
Excess tax benefits from share-based compensation	—	(713)
Deferred income taxes	(4,295)	1,972
Provision for doubtful accounts	632	231
Gain on disposal of property and equipment	—	(36)
Other	(359)	(315)

Changes in operating assets and liabilities:
Accounts receivable - trade	(6,306)	(8,571)
Inventories	(8,724)	(6,595)
Prepaid expenses and other current assets	1,849	5,246
Other assets	16	(53)
Accounts payable	4,126	(12,512)
Accrued expenses and other current liabilities	(8,351)	(2,807)
Accrued interest	(1,931)	5,271
Income taxes	576	(3,447)
Other liabilities	(21)	(20)
Net cash used in operating activities	(10,733)	(7,258)
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(4,538)	(3,321)
Net cash used in investing activities	(4,538)	(3,321)
Cash Flows from Financing Activities:
Decrease in purchase card payable, net	(206)	(2,128)
Proceeds from ABL Facility	54,000	—
Payments on ABL Facility	(46,500)	—
Payment of debt financing costs	(50)	—
Payments on capital lease obligations	(156)	(183)
Proceeds from issuance of common stock	750	—
Proceeds from stock options exercised	—	857
Excess tax benefits from share-based compensation	—	713
Purchases of treasury stock	—	(1,439)
Net cash provided by (used in) financing activities	7,838	(2,180)
Effect of exchange rate changes on cash and cash equivalents	(78)	57
Net decrease in cash and cash equivalents	(7,511)	(12,702)
Cash and cash equivalents at beginning of period	17,505	97,099
Cash and cash equivalents at end of period	$9,994	$84,397

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(in thousands)

	Successor	Predecessor
	For the Three Months Ended March 29, 2013	For the Three Months Ended March 30, 2012
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$17,569	$391
Income tax (refunds) payments, net	$(720)	$6,362

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 29, 2013 (SUCCESSOR) AND MARCH 30, 2012 (PREDECESSOR)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Interline Brands, Inc., a Delaware corporation, and its subsidiaries (“Interline” or the “Company”) is a leading national distributor and direct marketer of broad-line maintenance, repair and operations (“MRO”) products into the facilities maintenance end-market. The Company sells janitorial and sanitation (“JanSan”) supplies, plumbing, hardware, heating, ventilation and air conditioning (“HVAC”), electrical, appliances, security, and other MRO products. Interline’s diverse customer base of over 100,000 customers consists of institutions, such as educational, lodging, health care, and government facilities; multi-family housing, such as apartment complexes; and residential, such as professional contractors, and plumbing and hardware retailers. Interline's customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

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

Basis of Presentation

On September 7, 2012 (the "Merger Date"), pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of May 29, 2012, Isabelle Holding Company Inc., a Delaware corporation (“Parent”), and Isabelle Acquisition Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Immediately following the effective time of the Merger, Parent was merged with and into the Company, with the Company surviving (the "Second Merger"). Under the Merger Agreement, stockholders of the Company received $25.50 in cash for each share of Company common stock. Simultaneously with the closing of the Merger, the following occurred: the funding of the new senior secured asset-based revolving credit facility (the "ABL Facility"), the modification of the $300.0 million senior subordinated notes due 2018 (the “OpCo Notes”), the release of the net proceeds of the $365.0 million aggregate principal amount of senior notes from escrow (the "HoldCo Notes"), and the termination of the Company's previous asset-based revolving credit facility. Prior to the Merger Date, the Company operated as a public company with its common stock traded on the New York Stock Exchange. As a result of the Merger, Interline's common stock became privately-held.

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

The accompanying unaudited interim consolidated financial statements include the accounts of Interline Brands, Inc. and all of its wholly-owned subsidiaries. These statements have been prepared in accordance with US GAAP and instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2012 filed with the SEC.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 29, 2013 (SUCCESSOR) AND MARCH 30, 2012 (PREDECESSOR)

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

The fair value of the Company’s ABL Facility, OpCo Notes, and HoldCo Notes is determined by quoted market prices and other inputs that are observable for these liabilities, which are Level 2 inputs. The carrying amount and fair value of the ABL Facility, OpCo Notes, and HoldCo Notes as of March 29, 2013 and December 28, 2012 were as follows (in thousands):

	Successor
	March 29, 2013		December 28, 2012
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility	$135,000	$135,106	$127,500	$127,636
OpCo Notes	$320,726	$325,500	$321,494	$322,500
HoldCo Notes	$365,000	$404,238	$365,000	$394,200

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 29, 2013 (SUCCESSOR) AND MARCH 30, 2012 (PREDECESSOR)

Segment Information

The Company has one operating segment and, therefore, one reportable segment, the distribution of MRO products into the facilities maintenance end-market. The Company’s revenues and assets outside the United States are not significant. The Company’s net sales by product category were as follows (in thousands):

	Successor	Predecessor
Product Category(1)	For the Three Months Ended March 29, 2013	For the Three Months Ended March 30, 2012
JanSan	$179,209	$113,674
Plumbing	71,463	70,974
Hardware, tools and fixtures	30,023	28,864
HVAC	24,969	25,849
Electrical and lighting	20,399	20,035
Appliances and parts	17,790	17,672
Security and safety	16,781	16,347
Other	20,119	20,167
Total	$380,753	$313,582
     ____________________

(1)
The Company continually refines its product classification groupings and, as a result, stock keeping units are periodically realigned within product categories. Therefore, the prior period in this table has been recast to be consistent with current presentation.

Recently Issued Accounting Guidance

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing US GAAP. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement amount its co-obligors, plus any additional amount the entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligations as well as other information about those obligations. The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be retrospectively applied to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU's scope that exist at the beginning of an entity's fiscal year of adoption. An entity may elect to use hindsight for the comparative periods, and should disclose that fact. Early adoption is permitted. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"). The amendments contained within this guidance clarify the applicable guidance for the release of the cumulative translation adjustment under current US GAAP when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The amendments in ASU 2013-05 are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter, with early adoption permitted. The amendments

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 29, 2013 (SUCCESSOR) AND MARCH 30, 2012 (PREDECESSOR)

should be applied prospectively to derecognition events occurring after the effective date, and prior periods should not be adjusted. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

Recently Adopted Accounting Guidance

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350) ("ASU 2012-02"). The objective of the amendments in this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. Effective December 29, 2012, the Company adopted the impairment testing guidance, which did not have a material impact on the Company's consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections ("ASU 2012-03"). This ASU amends (1) various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No.114, (2) the SEC's Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB's Accounting Standards Codification, Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011, and (3) Corrections Related to FASB ASU 2010-22, Accounting for Various Topics. The objectives of these amendments are to update expired accounting standard references and reference the International Financial Reporting Standards (IFRS) as an appropriate framework of standards and compliance for certain disclosure requirements. Effective December 29, 2012, the Company adopted the amendments, which did not have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). The objective of this ASU is to improve the reporting of reclassifications out of accumulated other comprehensive income ("AOCI") by requiring an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under US GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of AOCI by component. Effective December 29, 2012, the Company adopted the amendments, which did not have a material impact on the Company's consolidated financial statements.

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

The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Successor
Balance at December 28, 2012	Charged to Expense	Deductions	Balance at March 29, 2013
$528	$632	$(88)	$1,072

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 29, 2013 (SUCCESSOR) AND MARCH 30, 2012 (PREDECESSOR)

3. MERGER

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

The preliminary purchase price allocation is summarized in the following table (in thousands):

Total sources	$1,204,428

Plus:
Rollover of equity and stock options	30,661
Accelerated share-based compensation	13,533
44,194
Less:
Rollover of OpCo Notes and capital lease obligations	(300,940)
Merger related costs and financing fees	(60,707)
Net cash used to fund transaction	(90,538)
(452,185)
Equals purchase price consideration to be allocated	$796,437

Fair value of tangible assets and liabilities acquired:
Cash and cash equivalents	$17,064
Accounts receivable - trade	157,690
Inventories	212,712
Prepaid expenses and other current assets	50,301
Property and equipment	57,289
Other long-term assets	35,863
Deferred income tax assets	15,094
Accounts payable	(97,095)
Other short-term liabilities	(61,225)
OpCo Notes	(322,500)
Other long-term liabilities	(4,437)
Deferred tax liabilities	(173,033)
Total net tangible assets and liabilities	(112,277)

Fair value of identifiable intangible assets acquired:
Customer relationships	253,500
Trademarks	171,900
Goodwill	483,314
Total identified intangible assets acquired	908,714
Total purchase price	$796,437

The preliminary allocation of purchase price to intangible assets as of September 7, 2012 was determined based primarily upon assumptions related to future cash flows, discount and royalty rates, and customer attrition rates. As the estimates and

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 29, 2013 (SUCCESSOR) AND MARCH 30, 2012 (PREDECESSOR)

assumptions used to determine the preliminary fair values involve a complex series of judgments about future events and uncertainties, these values are not yet finalized, but will be no later than one year from the date of the Merger transaction. In accordance with purchase accounting guidance, changes to the purchase price allocation are adjusted retrospectively to the consolidated financial results.

The values above include a revision to correctly present deferred taxes as of the Merger Date. The impact of this change has been deemed immaterial to the consolidated financial position, results of operations, and cash flows. The December 28, 2012 balances included in the consolidated balance sheets have been revised to include the effect of the adjustment.

4. ACQUISITION

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

In accordance with the purchase method of accounting, the acquired net assets were recorded at preliminary fair value at the date of acquisition. As the estimates and assumptions used to determine the preliminary fair values involve a complex series of judgments about future events and uncertainties, these values are not yet finalized, but will be no later than one year from the date of the transaction.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in the JanPak acquisition at the date of acquisition (in thousands):

Accounts receivable	$24,815
Inventories	21,492
Other current assets	4,620
Property and equipment	4,822
Goodwill	16,939
Intangible assets	32,600
Other assets	37
Total assets acquired	105,325
Current liabilities	9,456
Other liabilities	13,369
Total liabilities assumed	22,825
Net assets acquired	$82,500

In accordance with purchase accounting guidance, changes to the purchase price allocation are adjusted retrospectively to the consolidated financial results. The values above include measurement period adjustments recorded in the first quarter of 2013 to primarily revise the fair value of the acquired inventories and other receivables. The December 28, 2012 balances included in the consolidated balance sheets have been revised to include the effect of the measurement period adjustments.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 29, 2013 (SUCCESSOR) AND MARCH 30, 2012 (PREDECESSOR)

5. SHARE-BASED COMPENSATION

Total compensation cost recognized in the consolidated statements of operations for the Company's stock-based awards were as follows (in thousands):

	Successor	Predecessor
	For the Three Months Ended March 29, 2013	For the Three Months Ended March 30, 2012
Share-based compensation expense	$1,234	$1,169

As of March 29, 2013, there was $14.2 million of total unrecognized share-based compensation expense related to unvested share-based payment awards. The expense is expected to be recognized over a weighted-average period of 4.1 years.

During the three months ended March 29, 2013, the Company granted 4,512 time-based option awards with a weighted-average grant date fair value of $123.70 and 591 performance-based stock option awards, with a weighted-average grant date fair value of $121.44, under the Interline Brands, Inc. 2012 Option Plan (the "2012 Plan"). During the three months ended March 30, 2012, the Company granted 207,161 stock options, with a weighted-average grant date fair value of $7.96, under the 2004 Equity Incentive Plan (the "2004 Plan").

See Note 14 of the 2012 Annual Report on Form 10-K for a description of the 2004 and 2012 Plans. The fair values of stock options were estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes weighted-average assumptions were as follows:

	Successor		Predecessor
	For the Three Months Ended March 29, 2013		For the Three Months Ended March 30, 2012
	Time-Based Awards	Performance-Based Awards	Time-Based Awards
Stock price	$255.00	$255.00	N/A
Expected volatility	48.6%	49.4%	43.5%
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	1.2%	1.1%	0.9%
Expected life (in years)	6.5	6.1	5.0

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 29, 2013 (SUCCESSOR) AND MARCH 30, 2012 (PREDECESSOR)

A summary of stock options activity under the 2012 Plan for the three months ended March 29, 2013 is presented below:

	Successor
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Outstanding at December 28, 2012	198,753	$219.72
Granted	5,103	$255.00
Forfeited	1,266	$255.00
Outstanding at March 29, 2013	202,590	$220.38	7.8	$7,013
Vested or expected to vest at March 29, 2013	201,033	$220.12	7.8	$7,013
Exercisable at March 29, 2013	65,079	$147.24	4.1	$7,013
____________________

(1)	The aggregate intrinsic value represents the amount by which the fair value of the underlying stock at period end exceeds the stock option exercise price.

During the three months ended March 29, 2013, there were no stock options exercised. During the three months ended March 30, 2012, there were 76,759 stock options exercised with an intrinsic value of $0.7 million.

6. COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

As of March 29, 2013 and December 28, 2012, the Company was contingently liable for outstanding letters of credit aggregating to $9.4 million and $8.9 million, respectively.

Legal Proceedings

On May 10, 2011, the Company was named as a defendant in the case of Craftwood Lumber Company, an Illinois corporation, individually and on behalf of all others similarly situated v. Interline Brands, Inc., a Delaware corporation, and Interline Brands, Inc. a New Jersey corporation, filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, and subsequently removed to the United States District Court for the Northern District of Illinois. The complaint alleges that the Company sent thousands of unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“TCPA”). At the time of filing the initial complaint in state court, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from the Company. The plaintiff is seeking preliminary and permanent injunctive relief enjoining the Company from violating the TCPA, as well as statutory damages of $500 (or $1,500 if such violations are found to have been willful) for each fax transmission found to be in violation of the TCPA. Other reported TCPA claims have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances. Accordingly, the Company cannot reasonably estimate the amount of loss, if any, arising from this matter. The Company is vigorously contesting class action certification and liability, and will continue to evaluate its defenses based upon its internal review, advice from external legal counsel and investigation of prior events, new information, and future circumstances.

The Company is involved in various other legal proceedings in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material effect upon the Company’s consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 29, 2013 (SUCCESSOR) AND MARCH 30, 2012 (PREDECESSOR)

Because the outcome of litigation is inherently uncertain, the Company may not prevail in these proceedings and the ultimate exposure cannot be estimated if the Company were not to prevail. Accordingly, any rulings against the Company could have a material adverse effect on the consolidated financial statements.

7. GUARANTOR SUBSIDIARIES

The OpCo Notes of Interline New Jersey (the “Subsidiary Issuer”), issued in November 2010, are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis by Interline Brands, Inc. (the “Parent Company”) and the majority of Interline New Jersey’s 100% owned domestic subsidiaries, subject to certain exceptions (collectively, the “Guarantor Subsidiaries”). The guarantees by the Parent Company and the Guarantor Subsidiaries are senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing senior subordinated indebtedness, subordinated to any of their senior indebtedness outstanding prior to the Merger and equal in right of payment to any senior indebtedness outstanding as of the Merger Date and any future senior indebtedness.

The Parent Company conducts virtually all of its business operations through the Subsidiary Issuer. Accordingly, the Parent Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in the Subsidiary Issuer that are derived from the earnings and cash flow generated by the Subsidiary Issuer. For the three months ended March 29, 2013, dividends totaling $15.0 million have been paid to the Parent Company from the Subsidiary Issuer for the purpose of funding interest payments on the HoldCo Notes.

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

The condensed consolidating financial statements presented below for the three months ended March 29, 2013 and the year ended December 28, 2012 (the Successor periods) reflects the historical accounting basis for the Subsidiary Issuer and for the Guarantor Subsidiaries, with the exception of JanPak, which was recorded at fair value at the date of acquisition. Certain purchase accounting adjustments resulting from the Merger are reflected in the consolidating adjustments column.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 29, 2013 (SUCCESSOR) AND MARCH 30, 2012 (PREDECESSOR)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 29, 2013
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,034	$8,006	$954	$—	$9,994
Accounts receivable - trade, net	—	137,490	25,690	—	163,180
Inventories	—	235,284	23,969	—	259,253
Intercompany receivable	18,344	—	4,859	(23,203)	—
Other current assets	41,557	43,931	3,830	(24,723)	64,595
Total current assets	60,935	424,711	59,302	(47,926)	497,022

Property and equipment, net	—	56,270	4,522	—	60,792
Goodwill	—	346,025	16,939	137,289	500,253
Other intangible assets, net	15,627	132,784	32,496	288,140	469,047
Investment in subsidiaries	790,531	101,389	—	(891,920)	—
Other assets	—	2,248	7,681	—	9,929
Total assets	$867,093	$1,063,427	$120,940	$(514,417)	$1,537,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$104,479	$12,955	$—	$117,434
Accrued expenses and other current liabilities	27,002	51,826	6,455	(27,983)	57,300
Intercompany payable	—	23,203	—	(23,203)	—
Current portion of capital leases	—	430	—	—	430
Total current liabilities	27,002	179,938	19,410	(51,186)	175,164

Long-Term Liabilities:
Long-term debt and capital leases, net of current portion	365,000	435,161	—	20,726	820,887
Other liabilities	117,271	68,112	141	(2,352)	183,172
Total liabilities	509,273	683,211	19,551	(32,812)	1,179,223

Stockholders' equity	357,820	380,216	101,389	(481,605)	357,820
Total liabilities and stockholders' equity	$867,093	$1,063,427	$120,940	$(514,417)	$1,537,043

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 29, 2013 (SUCCESSOR) AND MARCH 30, 2012 (PREDECESSOR)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 28, 2012
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,455	$13,803	$2,247	$—	$17,505
Accounts receivable - trade, net	—	134,269	23,268	—	157,537
Inventories	—	225,829	24,754	—	250,583
Intercompany receivable	18,384	4,878	—	(23,262)	—
Other current assets	38,104	24,297	4,703	(170)	66,934
Total current assets	57,943	403,076	54,972	(23,432)	492,559

Property and equipment, net	—	56,926	4,821	—	61,747
Goodwill	—	346,025	16,939	137,289	500,253
Other intangible assets, net	16,070	135,038	32,600	293,180	476,888
Investment in subsidiaries	803,267	99,321	—	(902,588)	—
Other assets	—	2,174	7,412	—	9,586
Total assets	$877,280	$1,042,560	$116,744	$(495,551)	$1,541,033

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$106,051	$7,552	$—	$113,603
Accrued expenses and other current liabilities	33,999	32,408	4,852	(3,651)	67,608
Intercompany payable	—	18,384	4,878	(23,262)	—
Current portion of capital leases	—	521	—	—	521
Total current liabilities	33,999	157,364	17,282	(26,913)	181,732

Long-Term Liabilities:
Long-term debt and capital leases, net of current portion	365,000	427,726	—	21,494	814,220
Other liabilities	120,811	69,011	141	(2,352)	187,611
Total liabilities	519,810	654,101	17,423	(7,771)	1,183,563

Stockholders' equity	357,470	388,459	99,321	(487,780)	357,470
Total liabilities and stockholders' equity	$877,280	$1,042,560	$116,744	$(495,551)	$1,541,033

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 29, 2013 (SUCCESSOR) AND MARCH 30, 2012 (PREDECESSOR)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 29, 2013
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$321,294	$59,459	$—	$380,753
Cost of sales	—	204,067	44,990	—	249,057
Gross profit	—	117,227	14,469	—	131,696

Operating Expenses:
Selling, general and administrative expenses	30	101,446	7,482	222	109,180
Depreciation and amortization	—	6,719	425	5,214	12,358
Merger related expenses	10	773	—	—	783
Operating (loss) income	(40)	8,289	6,562	(5,436)	9,375

Equity earnings of subsidiaries	(1,184)	(4,771)	—	5,955	—

Interest and other (expense) income, net	(9,617)	(7,470)	850	943	(15,294)
(Loss) income before income taxes	(8,473)	5,590	7,412	(10,448)	(5,919)
Income tax (benefit) provision	(6,993)	(87)	2,641	—	(4,439)
Net (loss) income	(1,480)	5,677	4,771	(10,448)	(1,480)
Other comprehensive loss	(154)	(154)	—	154	(154)
Comprehensive (loss) income	$(1,634)	$5,523	$4,771	$(10,294)	$(1,634)
____________________

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 29, 2013 (SUCCESSOR) AND MARCH 30, 2012 (PREDECESSOR)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 30, 2012
PREDECESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$313,582	$—	$—	$313,582
Cost of sales	—	197,971	—	—	197,971
Gross profit	—	115,611	—	—	115,611

Operating Expenses:
Selling, general and administrative expenses	—	96,215	1	(4,699)	91,517
Depreciation and amortization	—	6,308	—	—	6,308
Other operating income	—	—	(4,699)	4,699	—
Operating income	—	13,088	4,698	—	17,786

Equity earnings of subsidiaries	(7,465)	(3,586)	—	11,051	—

Interest and other (expense) income, net	—	(6,358)	904	—	(5,454)
Income before income taxes	7,465	10,316	5,602	(11,051)	12,332
Income tax provision	—	2,851	2,016	—	4,867
Net income	7,465	7,465	3,586	(11,051)	7,465
Preferred stock dividends	—	(34,874)	—	34,874	—
Net income (loss) attributable to common stockholders	7,465	(27,409)	3,586	23,823	7,465
Other comprehensive income	—	147	—	—	147
Comprehensive income (loss)	$7,465	$(27,262)	$3,586	$23,823	$7,612
____________________

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 29, 2013 (SUCCESSOR) AND MARCH 30, 2012 (PREDECESSOR)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 29, 2013
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(16,161)	$(7,620)	$13,048	$—	$(10,733)
Cash Flows from Investing Activities:
Purchases of property and equipment, net	—	(4,380)	(158)	—	(4,538)
Dividends received from subsidiary issuer	15,000	—	—	(15,000)	—
Net cash provided by (used in) investing activities	15,000	(4,380)	(158)	(15,000)	(4,538)
Cash Flows from Financing Activities:
Decrease in purchase card payable, net	—	(206)	—	—	(206)
Proceeds from ABL Facility	—	54,000	—	—	54,000
Payments on ABL Facility	—	(46,500)	—	—	(46,500)
Payment of debt financing costs	(50)	—	—	—	(50)
Payments on capital lease obligations	—	(156)	—	—	(156)
Proceeds from issuance of common stock	750	—	—	—	750
Dividends paid to parent company	—	(15,000)	—	15,000	—
Intercompany activity	40	14,143	(14,183)	—	—
Net cash provided by (used in) financing activities	740	6,281	(14,183)	15,000	7,838
Effect of exchange rate changes on cash and cash equivalents	—	(78)	—	—	(78)
Net decrease in cash and cash equivalents	(421)	(5,797)	(1,293)	—	(7,511)
Cash and cash equivalents at beginning of period	1,455	13,803	2,247	—	17,505
Cash and cash equivalents at end of period	$1,034	$8,006	$954	$—	$9,994

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 29, 2013 (SUCCESSOR) AND MARCH 30, 2012 (PREDECESSOR)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 30, 2012
PREDECESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$—	$(10,869)	$3,611	$—	$(7,258)
Cash Flows from Investing Activities:
Purchases of property and equipment, net	—	(3,321)	—	—	(3,321)
Dividends received from subsidiary issuer	1,439	—	—	(1,439)	—
Other	—	3,617	—	(3,617)	—
Net cash provided by investing activities	1,439	296	—	(5,056)	(3,321)
Cash Flows from Financing Activities:
Decrease in purchase card payable, net	—	(2,128)	—	—	(2,128)
Payments on capital lease obligations	—	(183)	—	—	(183)
Purchases of treasury stock	(1,439)	—	—	—	(1,439)
Dividends paid to parent company	—	(1,439)	—	1,439	—
Other	—	1,570	(3,617)	3,617	1,570
Net cash used in financing activities	(1,439)	(2,180)	(3,617)	5,056	(2,180)
Effect of exchange rate changes on cash and cash equivalents	—	57	—	—	57
Net decrease in cash and cash equivalents	—	(12,696)	(6)	—	(12,702)
Cash and cash equivalents at beginning of period	—	97,061	38	—	97,099
Cash and cash equivalents at end of period	$—	$84,365	$32	$—	$84,397

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy and the impact of the Merger, as defined in "Recent Developments" below. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions, including, without limitation, certain statements in “Results of Operations”, “Liquidity and Capital Resources”, and Item 3. Quantitative and Qualitative Disclosures About Market Risk. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

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

We deliver our products through our network of 70 distribution centers and 21 professional contractor showrooms located throughout the United States, Canada, and Puerto Rico, 62 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks and third party carriers. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

Recent Developments

Merger Transaction
On September 7, 2012 (the "Merger Date"), pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of May 29, 2012, Isabelle Holding Company Inc., a Delaware corporation (“Parent”), and Isabelle Acquisition Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Immediately following the effective time of the Merger, Parent was merged with and into the Company, with the Company surviving (the "Second Merger"). Under the Merger Agreement, stockholders of the Company received $25.50 in cash for each share of Company common stock. Simultaneously with the closing of the Merger, the following occurred: the funding of the new senior secured asset-based revolving credit facility (the "ABL Facility"), the modification of the $300.0 million senior subordinated notes due 2018 (the “OpCo Notes”), the release of the net proceeds of the $365.0 million aggregate principal amount of senior notes from escrow (the "HoldCo Notes"), and the termination of the Company's previous asset-based revolving credit facility. Prior to the Merger Date, the Company operated as a public company with its common stock traded on the New York Stock Exchange. As a result of the Merger, Interline's common stock became privately-held.

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

Acquisition

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

Results of Operations

The following table presents information derived from the consolidated statements of operations expressed as a percentage of net sales for the three months ended March 29, 2013 (Successor) and March 30, 2012 (Predecessor):

	% of Net Sales		% Increase (Decrease) 2013 vs. 2012(1)
	Successor	Predecessor
	For the Three Months Ended March 29, 2013	For the Three Months Ended March 30, 2012
Net sales	100.0%	100.0%	21.4%
Cost of sales	65.4	63.1	25.8
Gross profit	34.6	36.9	13.9

Operating Expenses:
Selling, general and administrative expenses	28.7	29.2	19.3
Depreciation and amortization	3.2	2.0	95.9
Merger related expenses	0.2	—	NM
Total operating expenses	32.1	31.2	25.0
Operating income	2.5	5.7	(47.3)

Interest expense	(4.2)	(1.9)	161.7
Interest and other income	0.1	0.2	(10.5)
(Loss) income before income taxes	(1.6)	3.9	(148.0)
Income tax (benefit) provision	(1.2)	1.6	(191.2)
Net (loss) income	(0.4)%	2.4%	(119.8)%
____________________

(1)	Percent increase (decrease) represents the actual change as a percentage of the prior year’s result.
NM - Not Meaningful

The following discussion refers to the terms average daily sales and average organic daily sales. Average daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time. Average organic daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period.

    Overview. During the three months ended March 29, 2013, our sales increased 21.4% in total and 23.3% on an average daily sales basis versus the prior year period, primarily reflecting the impact from the JanPak acquisition, continued economic improvements across our facilities maintenance end-market, combined with our continued investments in our sales forces and our information technology. There were 64 shipping days in the first quarter of 2013 compared to 65 shipping days in the first quarter of 2012. On an organic basis our sales increased 1.9%, and on an average organic daily sales basis our sales increased by 3.5%. Sales to our institutional facilities customers, which comprised 52% of our total sales, increased 50.3% in total, primarily from the JanPak acquisition, 3.4% on an average organic sales basis, and increased 5.0% on an average organic daily sales basis. Sales to our multi-family housing facilities customers, which comprised 28% of our total sales, increased 1.9% in total and increased 3.4% on an average daily sales basis. Sales to our residential facilities customers, which comprised 20% of our total sales, decreased 0.2% in total and increased 1.4% on an average daily sales basis. We believe we are continuing to more fully realize the benefits of our efforts to strengthen our business, improve our competitive position, and enhance our market capabilities. We expect these trends to continue throughout 2013 as we continue our investments in our sales force and other key areas of our business.

Operating income as a percentage of net sales was 2.5% in the three months ended March 29, 2013 compared to 5.7% in the comparable prior year period. The decrease in operating income as a percentage of sales was primarily a result of higher depreciation and amortization expense, which was predominantly driven by the purchase accounting impact of the Merger, higher distribution consolidation costs, the impact from the JanPak acquisition, Merger related expenses, lower gross profit margins related to changes in customer and product mix as compared to the prior year, and the impact from one less shipping day on our selling, general and administrative ("SG&A") expenses as a percentage of sales.

Net loss as a percentage of net sales was 0.4% in the three months ended March 29, 2013 compared to net income as a percent of sales of 2.4% in the comparable prior year period as a result of the above impacts to operating income combined with increased interest expense as a result of the financing transactions associated with the Merger.

Three Months Ended March 29, 2013 (Successor) Compared to Three Months Ended March 30, 2012 (Predecessor)

Net Sales. Net sales increased by $67.2 million, or 21.4%, to $380.8 million in the three months ended March 29, 2013 from $313.6 million in the three months ended March 30, 2012. The increase in sales was primarily attributable to sales of $66.1 million from net increases in sales to our institutional facilities customers, including $61.3 million from acquisitions, plus $1.9 million from net increases in sales to our multi-family housing facilities customers, partially offset by a decrease in sales to our residential facilities customers of $0.1 million. On an organic basis, our sales increased 1.9%, and on an average organic daily sales basis, our sales increased 3.5%.

Gross Profit. Gross profit increased by $16.1 million, or 13.9%, to $131.7 million in the three months ended March 29, 2013 from $115.6 million in the three months ended March 30, 2012. Our gross profit margin decreased 230 basis points to 34.6% for the three months ended March 29, 2013 compared to 36.9% for the three months ended March 30, 2012. This decrease in gross profit margin was related to our acquisition, which accounted for 190 basis points of the decrease in gross profit margins, while the remaining decline was primarily attributable to changes in customer and product mix as compared to the prior year.

Selling, General and Administrative Expenses. SG&A expenses increased by $17.7 million, or 19.3%, to $109.2 million in the three months ended March 29, 2013 from $91.5 million in the three months ended March 30, 2012. As a percentage of net sales, SG&A expenses decreased 50 basis points to 28.7% for the three months ended March 29, 2013 compared to 29.2% for the three months ended March 30, 2012. The decrease in SG&A expenses as a percentage of sales was primarily due to the favorable impact from the JanPak acquisition and lower payroll and fringe benefit costs as a percentage of sales, offset in part by higher distribution center consolidation costs and overall higher SG&A expenses as a percentage of sales, primarily driven by one less shipping day in the first quarter of 2013 as compared to the prior year period.

Depreciation and Amortization. Depreciation and amortization expense increased by $6.1 million, or 95.9%, to $12.4 million in the three months ended March 29, 2013 from $6.3 million in the three months ended March 30, 2012. As a percentage of net sales, depreciation and amortization was 3.2% and 2.0% for the three months ended March 29, 2013 and March 30, 2012, respectively. The increase in depreciation expense was due to the depreciation of the acquired JanPak fixed assets, combined with higher capital spending associated with our information technology infrastructure and distribution center consolidation and integration efforts that occurred during the last three years. The increase in amortization expense was primarily driven by the incremental amortization of the fair value adjustments for the definite-lived intangible asset values recorded as a result of the Merger, as well as the amortization expense associated with the definite-lived intangible assets recorded in connection with the JanPak acquisition.

Merger related expenses. Merger related expenses incurred in the three months ended March 29, 2013 of $0.8 million were comprised of transaction related compensation of $0.6 million, professional fees of $0.1 million, and other costs of $0.2 million, all incurred as a direct result of the Merger.

Operating income. As a result of the foregoing, operating income decreased by $8.4 million, or 47.3%, to $9.4 million in the three months ended March 29, 2013 from $17.8 million in the three months ended March 30, 2012.

Interest Expense. Interest expense increased $9.8 million, or 161.7%, to $15.8 million in the three months ended March 29, 2013 from $6.0 million in the three months ended March 30, 2012. The increase in interest expense was directly attributable to the issuance of the HoldCo Notes to finance the Merger, the borrowings made under the ABL Facility, and the incremental interest expense resulting from the modification of the OpCo Notes, as more fully discussed in "Liquidity and Capital Resources" below.

Income tax (benefit) provision. Income taxes changed by $9.3 million, to a benefit of $4.4 million, reflecting an effective tax rate benefit of 75.0% in the three months ended March 29, 2013, as compared to a provision of $4.9 million, reflecting an effective tax rate of 39.5%, in the three months ended March 30, 2012. The change in the effective tax rate was caused by the impact of the Merger, combined with a decrease in certain state income taxes.

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

Interline New Jersey and the Company were in compliance with all covenants contained in the ABL Facility, OpCo Notes, and HoldCo Notes as of March 29, 2013.

Liquidity

Historically, our capital requirements have been for debt service obligations, working capital requirements, including inventories, accounts receivable and accounts payable, acquisitions, the expansion and maintenance of our distribution network and upgrades of our information systems. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through cash flow generated from operating activities and funds borrowed under our credit facility. We expect our cash on hand, cash flow from operations and availability under our ABL Facility to be our primary source of funds in the future. From time to time, we may repay or refinance our existing indebtedness or incur additional indebtedness. Letters of credit, which are issued under our ABL Facility, are used to support payment obligations incurred for our general corporate purposes.

As of March 29, 2013, we had $121.2 million of availability under our ABL Facility, net of $9.4 million in letters of credit. We believe that cash and cash equivalents on hand, cash flow from operations and available borrowing capacity under our ABL Facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the foreseeable future.

Financial Condition

Working capital increased by $11.0 million to $321.9 million as of March 29, 2013 from $310.8 million as of December 28, 2012. The increase in working capital was primarily funded by cash flows from operations.

Cash Flow

Operating Activities. Net cash used in operating activities was $10.7 million for the three months ended March 29, 2013, compared to $7.3 million for the three months ended March 30, 2012.

Successor. Net cash used in operating activities of $10.7 million for the three months ended March 29, 2013 primarily consisted of net loss of $1.5 million, adjustments for non-cash items of $9.5 million and cash used in working capital items of $18.8 million. Adjustments for non-cash items primarily consisted of $12.4 million in depreciation and amortization of property and equipment and intangible assets, which includes increased amortization on the incremental step-up in customer relationships recorded in connection with purchase accounting for the Merger as well as amortization of the acquired JanPak customer relationships, $1.2 million in share-based compensation associated with options issued during the period, $0.9 million of amortization of debt financing costs, and $0.6 million in provisions for doubtful accounts. These amounts were partially offset by $4.3 million in deferred income taxes, $0.8 million in amortization of the fair value adjustment recorded to the OpCo Notes in connection with the Merger, $0.2 million of amortization of deferred lease incentive obligations, and $0.4 million of other items. The cash used in working capital items primarily consisted of $8.7 million from increased inventory levels primarily related to seasonal build-up combined with opportunistic purchases, $8.4 million from a decrease in accrued expenses and other current liabilities as a result of payment of costs associated with the JanPak acquisition as well as the Merger, lower payroll and incentive compensation accruals as compared to prior year-end due to timing of payments, and timing of other miscellaneous accrual and payment activity, $6.3 million from increased trade receivables, net of changes in provision for doubtful accounts, resulting from increased sales in the current year as compared to the prior year, and a $1.9 million decrease in accrued interest due to normal timing of accrual and payment activity. The cash used in working capital items was partially offset by $4.1 million from increased trade payables balances as a result of the timing of purchases and related payments, $1.8 million in decreased prepaid expenses and other current assets primarily as a result of timing of collections of rebates from our vendors, and $0.6 million from changes in income taxes.

Predecessor. Net cash used in operating activities of $7.3 million during the three months ended March 30, 2012 primarily consisted of net income of $7.5 million, adjustments for non-cash items of $8.8 million and cash used by working capital items of $23.4 million. Adjustments for non-cash items primarily consisted of $6.3 million in depreciation and amortization of property, equipment and intangible assets, $2.0 million in deferred income taxes, $1.2 million in share-based compensation, $0.3 million in amortization of debt issuance costs, and $0.2 million in provision for doubtful accounts. These amounts were partially offset by $0.7 million in excess tax benefits from share-based compensation, and $0.6 million of other items. The cash used by working capital items primarily consisted of $12.5 million from decreased trade payables balances as a result of the timing of purchases and related payments, $8.6 million from increased trade receivables, net of changes in provision for doubtful accounts, resulting from increased sales in the current year as compared to the prior year, $6.6 million from increased inventory levels primarily in preparation for normal seasonal demands in our business, $3.4 million from changes in income taxes, and $2.8 million from decreased accrued expenses and other current liabilities as a result of lower payroll and incentive compensation accruals as compared to prior year-end due to timing of payments. The use of cash was partially offset by $5.2 million in decreased prepaid expenses and other current assets primarily as a result of higher collections of rebates from vendors, and $5.3 million from increased accrued interest due to timing of required interest payments per our debt agreements.

Investing Activities. Net cash used in investing activities was $4.5 million for the three months ended March 29, 2013, and $3.3 million for three months ended March 30, 2012.

Successor. Net cash used in investing activities for the three months ended March 29, 2013 was attributable to $4.5 million of capital expenditures made in the ordinary course of business.

Predecessor. Net cash used in investing activities during the three months ended March 30, 2012 was attributable to $3.3 million of capital expenditures made in the ordinary course of business.

Financing Activities. Net cash provided by financing activities totaled $7.8 million for the three months ended March 29, 2013, and net cash used in financing activities amounted to $2.2 million for the three months ended March 30, 2012.

Successor. Net cash provided by financing activities for the three months ended March 29, 2013 was attributable to $54.0 million in proceeds from the ABL Facility, and $0.8 million of proceeds from the issuance of common stock, offset in part by $46.5 million in payments on the ABL Facility, $0.2 million net decrease in purchase card payable, and $0.2 million of payments on capital lease obligations.

Predecessor. Net cash used in financing activities in the three months ended March 30, 2012 was attributable to $2.1 million net decrease in purchase card payable, $1.4 million in treasury stock to acquired satisfy minimum statutory tax withholding requirements resulting from the vesting or exercising of equity awards, and $0.2 million of payments on capital lease obligations, partially offset by $1.6 million of proceeds from stock options exercised and excess tax benefits from share-based compensation.

Capital Expenditures

Capital expenditures were $4.5 million during the three months ended March 29, 2013, compared to $3.3 million during the three months ended March 30, 2012. Capital expenditures as a percentage of net sales were 1.2% for the three months ended March 29, 2013, and 1.1% for the three months ended March 30, 2012. Capital expenditures during 2013 and 2012 were driven primarily by the continued consolidation of our distribution center network, including the investments in larger more efficient distribution centers and enhancements to our information technology systems. We expect our capital expenditures during 2013 to be comparable with our historical capital expenditures as a percentage of sales.

Credit Facility

Concurrently with the closing of the Merger, Interline New Jersey and certain of its material wholly-owned domestic subsidiaries, as co-borrowers, entered into the ABL Facility with a syndicate of lenders that permits revolving borrowings in an aggregate principal amount of up to $275.0 million. The ABL Facility also provides for a sub-limit of borrowings on same-day notice referred to as swingline loans up to $30.0 million and a sub-limit for the issuance of letters of credit up to $45.0 million. Subject to certain conditions, the principal amount of the ABL Facility may be increased from time to time up to an amount which, in the aggregate for all such increases, does not exceed $100.0 million, in $25.0 million increments. There are no scheduled amortization payments due under the ABL Facility. The principal amount outstanding will be due and payable in full at maturity, on September 7, 2017. The ABL Facility replaced the $225.0 million asset-based revolving credit facility that was in place prior to the Merger. Debt financing costs capitalized in connection with the ABL Facility were $5.6 million. Additionally, the Company recorded a loss on the extinguishment of the previous asset-based revolving facility in the amount of $2.2 million, comprised of the write-off of unamortized deferred debt financing costs.

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

Future borrowings under the ABL Facility are subject to the Company's representation and warranty that no event, change or condition has occurred that has had, or could reasonably be expected to have, a material adverse effect on the Company (as defined in the ABL Facility).

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

The applicable rates for Category 2 and Category 3 described above will be subject to a 0.25% step-down from the spread described above if the fixed charge coverage ratio for the period of four consecutive fiscal quarters ending on the last day of the fiscal quarter most recently ended is greater than 1.50:1.00. As of March 29, 2013, the interest rate in effect with respect to the ABL Facility was 1.75% for the Eurodollar revolving loans and 3.75% for the ABR revolving loans.

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

The ABL Facility contains certain customary representations and warranties, affirmative and other covenants and events of default, including, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness bankruptcy, certain events under the Employee Retirement Income Security Act ("ERISA"), judgment defaults, actual or asserted failure of any material guaranty or security document supporting the ABL Facility to be in force and effect and a change of control. If such an event of default occurs the agent under the ABL Facility is entitled to take various actions, including the acceleration of amounts due under the ABL Facility, the termination of all revolver commitments and all other actions that a secured creditor is permitted to take following a default.

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

The holders of the OpCo Notes have the right to require us to repurchase their notes upon certain change of control events.

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

The holders of the HoldCo Notes have the right to require us to repurchase their notes upon certain change of control events.

Critical Accounting Policies

In preparing the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), we are required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, we evaluate these estimates and assumptions. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable at the time we make the estimates and assumptions. Actual results may differ from these estimates and assumptions under different circumstances or conditions.

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 28, 2012 filed with the SEC. During the three months ended March 29, 2013, there were no significant changes to any of our critical accounting policies.

Recently Issued Accounting Guidance

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing US GAAP. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement amount its co-obligors, plus any additional amount the entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligations as well as other information about those obligations. The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be retrospectively applied to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU's scope that exist at the beginning of an entity's fiscal year of adoption. An entity may elect to use hindsight for the comparative periods, and should disclose that fact. Early adoption is permitted. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"). The amendments contained within this guidance clarify the applicable guidance for the release of the cumulative translation adjustment under current US GAAP when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The amendments in ASU 2013-05 are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter, with early adoption permitted. The amendments should be applied prospectively to derecognition events occurring after the effective date, and prior periods should not be adjusted. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

Recently Adopted Accounting Guidance

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350) ("ASU 2012-02"). The objective of the amendments in this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. Effective December 29, 2012, the Company adopted the impairment testing guidance, which did not have a material impact on the Company's consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections ("ASU 2012-03"). This ASU amends (1) various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No.114, (2) the SEC's Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB's Accounting Standards Codification,

Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011, and (3) Corrections Related to FASB ASU 2010-22, Accounting for Various Topics. The objectives of these amendments are to update expired accounting standard references and reference the International Financial Reporting Standards (IFRS) as an appropriate framework of standards and compliance for certain disclosure requirements. Effective December 29, 2012, the Company adopted the amendments, which did not have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). The objective of this ASU is to improve the reporting of reclassifications out of accumulated other comprehensive income ("AOCI") by requiring an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under US GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of AOCI by component. Effective December 29, 2012, the Company adopted the amendments, which did not have a material impact on the Company's consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

We are aware of the potentially unfavorable effects inflationary pressures may create through higher product and material costs, higher asset replacement costs and related depreciation, and higher interest rates. In addition, our operating performance is affected by price fluctuations in copper, oil, stainless steel, aluminum, zinc, plastic and polyvinyl chloride ("PVC"), and other commodities and raw materials. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins. However, such commodity price fluctuations have from time to time created cyclicality in our financial performance, and could continue to do so in the future. In addition, our use of priced catalogs may not allow us to offset such cost increases quickly, resulting in a decrease in gross margins and profit.

Interest Rate Risk

Our variable rate term debt is sensitive to changes in the general level of interest rates. As of March 29, 2013, the interest rate in effect with respect to the outstanding balance of $135.0 million variable rate debt was 1.75% for the Eurodollar revolving loans and 3.75% for the ABR revolving loans. While our variable rate term debt obligations expose us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance, results of operations, or cash flows. Based on the outstanding variable rate debt as of March 29, 2013, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $1.4 million pre-tax change to our statement of operations.

The fair market value of our ABL Facility, OpCo Notes, and HoldCo Notes, is subject to interest rate risk. As of March 29, 2013, the estimated fair market value of our debt was as show below (in thousands):

	Fair Market Value	Percent of Par
ABL Facility	$135,106	100.08%
OpCo Notes	$325,500	108.50%
HoldCo Notes	$404,238	110.75%

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of March 29, 2013.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 29, 2013. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 29, 2013, our disclosure controls and procedures were effective to ensure that: (1) material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

On May 10, 2011, we were named as a defendant in the case of Craftwood Lumber Company, an Illinois corporation, individually and on behalf of all others similarly situated v. Interline Brands, Inc., a Delaware corporation, and Interline Brands, Inc. a New Jersey corporation, filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, and subsequently removed to the United States District Court for the Northern District of Illinois. The complaint alleges that we sent thousands of unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“TCPA”). At the time of filing the initial complaint in state court, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from us. The plaintiff is seeking preliminary and permanent injunctive relief enjoining the Company from violating the TCPA, as well as statutory damages of $500 (or $1,500 if such violations are found to have been willful) for each fax transmission found to be in violation of the TCPA. Other reported TCPA claims have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances. Accordingly, we cannot reasonably estimate the amount of loss, if any, arising from this matter. We are vigorously contesting class action certification and liability, and will continue to evaluate our defenses based upon our internal review, advice from external legal counsel and investigation of prior events, new information, and future circumstances.

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

ITEM 1A. Risk Factors.

For information regarding factors that could affect our financial position, results of operations and cash flows, see the risk factors discussion provided in our Annual Report on Form 10-K for the year ended December 28, 2012 in Part I. Item 1A. Risk Factors. See also “Part I. Item 2—Forward-Looking Statements” above.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Document
ARTICLES OF INCORPORATION AND BYLAWS
3.1	Third Amended and Restated Certificate of Incorporation of Interline Brands, Inc. (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on September 13, 2012).
3.2	Sixth Amended and Restated By-Laws of Interline Brands, Inc., effective as of November 9, 2012 (incorporated by reference to Exhibit 3.3 of Quarterly Report on Form 10-Q filed on November 13, 2012).
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

31.2
Certification of the Interim Chief Financial Officer of Interline Brands, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2
Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit Number		Document
INTERACTIVE DATA FILES
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1	Consolidated Balance Sheets (Unaudited) as of March 29, 2013 (Successor) and December 28, 2012 (Successor);

2	Consolidated Statements of Operations (Unaudited) for the three months ended March 29, 2013 (Successor) and the three months ended March 30, 2012 (Predecessor);

3	Consolidated Statements of Comprehensive (Loss) Income (Unaudited) for the three months ended March 29, 2013 (Successor) and the three months ended March 30, 2012 (Predecessor);

4	Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 29, 2013 (Successor) and the three months ended March 30, 2012 (Predecessor);

5	Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINE BRANDS, INC.
(Registrant)

May 6, 2013	/S/ DAVID C. SERRANO
Date	David C. Serrano
Interim Chief Financial Officer
(Duly Authorized Signatory and Principal Financial Officer)