Form 10-Q
period 2013-06-28
INTERLINE BRANDS, INC./DE
filed 2013-08-05
CIK 1292900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 28, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from		to

Commission File Number:	001-32380

INTERLINE BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0542659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 San Marco Boulevard Jacksonville, Florida	32207
(Address of principal executive offices)	(Zip Code)

(904) 421-1400
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 2, 2013 there were 1,477,406 shares of the registrant’s common stock issued and outstanding, par value $0.01.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS - FORM 10-Q

ITEM		PAGE

	PART I - FINANCIAL INFORMATION
1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of June 28, 2013 and December 28, 2012	3
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 28, 2013 (Successor) and June 29, 2012 (Predecessor)	4
	Consolidated Statements of Cash Flows for the six months ended June 28, 2013 (Successor) and June 29, 2012 (Predecessor)	6
	Notes to Unaudited Consolidated Financial Statements	8
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
3.	Quantitative and Qualitative Disclosures About Market Risk	37
4.	Controls and Procedures	38

	PART II - OTHER INFORMATION
1.	Legal Proceedings	38
1A.	Risk Factors	38
2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
3.	Defaults Upon Senior Securities	39
4.	Mine Safety Disclosures	39
5.	Other Information	39
6.	Exhibits	40
	Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	Successor
	June 28, 2013	December 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$10,112	$17,505
Accounts receivable - trade (net of allowance for doubtful accounts of $1,606 and $528)	179,648	157,487
Inventories	264,920	249,551
Prepaid expenses and other current assets	31,097	32,984
Income taxes receivable	12,535	16,643
Deferred income taxes	17,226	17,149
Total current assets	515,538	491,319
Property and equipment, net	60,387	61,747
Goodwill	501,493	501,493
Other intangible assets, net	461,054	476,888
Other assets	9,822	9,586
Total assets	$1,548,294	$1,541,033
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$125,519	$113,603
Accrued expenses and other current liabilities	47,917	49,378
Accrued interest	19,787	18,230
Current portion of capital leases	362	521
Total current liabilities	193,585	181,732
Long-Term Liabilities:
Deferred income taxes	174,808	182,164
Long-term debt, net of current portion	814,945	813,994
Capital leases, net of current portion	102	226
Other liabilities	4,828	5,447
Total liabilities	1,188,268	1,183,563
Commitments and contingencies (see Note 6)
Stockholders' Equity:
Common stock; $0.01 par value, 2,500,000 authorized; 1,477,406 issued and outstanding as of June 28, 2013, and 1,474,465 issued and outstanding as of December 28, 2012	15	15
Additional paid-in capital	389,214	385,932
Accumulated deficit	(28,752)	(28,444)
Accumulated other comprehensive loss	(451)	(33)
Total stockholders' equity	360,026	357,470
Total liabilities and stockholders' equity	$1,548,294	$1,541,033

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Successor	Predecessor
	For the Three Months Ended June 28, 2013	For the Three Months Ended June 29, 2012

Net sales	$405,706	$334,821
Cost of sales	267,373	213,768
Gross profit	138,333	121,053

Operating Expenses:
Selling, general and administrative expenses	108,056	91,972
Depreciation and amortization	12,694	6,351
Merger related expenses	189	2,185
Total operating expenses	120,939	100,508
Operating income	17,394	20,545

Interest expense	(15,779)	(6,056)
Interest and other income	271	420
Income before income taxes	1,886	14,909
Income tax provision	714	5,888
Net income	1,172	9,021
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(264)	(159)
Comprehensive income	$908	$8,862

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED), CONTINUED
(in thousands)

	Successor	Predecessor
	For the Six Months Ended June 28, 2013	For the Six Months Ended June 29, 2012

Net sales	$786,459	$648,403
Cost of sales	516,430	411,739
Gross profit	270,029	236,664

Operating Expenses:
Selling, general and administrative expenses	217,236	183,489
Depreciation and amortization	25,052	12,659
Merger related expenses	972	2,185
Total operating expenses	243,260	198,333
Operating income	26,769	38,331

Interest expense	(31,603)	(12,102)
Interest and other income	801	1,012
(Loss) income before income taxes	(4,033)	27,241
Income tax (benefit) provision	(3,725)	10,755
Net (loss) income	(308)	16,486
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(418)	(12)
Comprehensive (loss) income	$(726)	$16,474

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Successor	Predecessor
	For the Six Months Ended June 28, 2013	For the Six Months Ended June 29, 2012
Cash Flows from Operating Activities:
Net (loss) income	$(308)	$16,486
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25,052	12,659
Amortization of deferred lease incentive obligation	(423)	(401)
Amortization of deferred debt financing costs	1,873	701
Amortization of OpCo Notes fair value adjustment	(1,549)	—
Share-based compensation	2,532	2,668
Excess tax benefits from share-based compensation	—	(1,082)
Deferred income taxes	(7,431)	1,625
Provision for doubtful accounts	1,214	594
Gain on disposal of property and equipment	(1)	(91)
Other	(162)	(227)

Changes in operating assets and liabilities:
Accounts receivable - trade	(23,461)	(20,464)
Inventories	(15,518)	(2,253)
Prepaid expenses and other current assets	1,880	3,772
Other assets	(74)	(23)
Accounts payable	12,693	(7,765)
Accrued expenses and other current liabilities	(1,633)	848
Accrued interest	1,557	45
Income taxes	4,104	1,418
Other liabilities	(198)	(14)
Net cash provided by operating activities	147	8,496
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(10,595)	(7,670)
Net cash used in investing activities	(10,595)	(7,670)
Cash Flows from Financing Activities:
Increase (decrease) in purchase card payable, net	472	(1,781)
Proceeds from ABL Facility	74,000	—
Payments on ABL Facility	(71,500)	—
Payment of debt financing costs	(178)	(1)
Payments on capital lease obligations	(282)	(354)
Proceeds from issuance of common stock	750	—
Proceeds from stock options exercised	—	2,170
Excess tax benefits from share-based compensation	—	1,082
Purchases of treasury stock	—	(1,448)
Net cash provided by (used in) financing activities	3,262	(332)
Effect of exchange rate changes on cash and cash equivalents	(207)	(11)
Net (decrease) increase in cash and cash equivalents	(7,393)	483
Cash and cash equivalents at beginning of period	17,505	97,099
Cash and cash equivalents at end of period	$10,112	$97,582

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(in thousands)

	Successor	Predecessor
	For the Six Months Ended June 28, 2013	For the Six Months Ended June 29, 2012
Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$29,662	$11,277
Income tax (refunds) payments, net	$(399)	$7,681

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 28, 2013 (SUCCESSOR) AND JUNE 29, 2012 (PREDECESSOR)

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
THREE AND SIX MONTHS ENDED JUNE 28, 2013 (SUCCESSOR) AND JUNE 29, 2012 (PREDECESSOR)

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

The fair value of the Company’s ABL Facility, OpCo Notes, and HoldCo Notes is determined by quoted market prices and other inputs that are observable for these liabilities, which are Level 2 inputs. The carrying amount and fair value of the ABL Facility, OpCo Notes, and HoldCo Notes as of June 28, 2013 and December 28, 2012 were as follows (in thousands):

	Successor
	June 28, 2013		December 28, 2012
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility	$130,000	$130,113	$127,500	$127,636
OpCo Notes	$319,945	$315,000	$321,494	$322,500
HoldCo Notes	$365,000	$392,375	$365,000	$394,200

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND SIX MONTHS ENDED JUNE 28, 2013 (SUCCESSOR) AND JUNE 29, 2012 (PREDECESSOR)

Segment Information

The Company has one operating segment and, therefore, one reportable segment, the distribution of MRO products into the facilities maintenance end-market. The Company’s revenues and assets outside the United States are not significant. The Company’s net sales by product category were as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
Product Category(1)	For the Three Months Ended June 28, 2013	For the Three Months Ended June 29, 2012	For the Six Months Ended June 28, 2013	For the Six Months Ended June 29, 2012
JanSan	$188,467	$121,275	$367,668	$234,944
Plumbing	70,215	70,301	141,681	141,340
Hardware, tools and fixtures	31,978	31,274	61,946	60,060
HVAC	36,871	35,345	61,814	61,330
Electrical and lighting	20,499	20,629	40,911	40,700
Appliances and parts	19,518	19,072	37,323	36,668
Security and safety	16,558	15,803	33,330	32,144
Other	21,600	21,122	41,786	41,217
Total	$405,706	$334,821	$786,459	$648,403
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
THREE AND SIX MONTHS ENDED JUNE 28, 2013 (SUCCESSOR) AND JUNE 29, 2012 (PREDECESSOR)

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The objective of this ASU is to eliminate the diversity in practice on how entities present unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 will require entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset (with certain exceptions) for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments should be applied prospectively, although retrospective application is permitted. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

Recently Adopted Accounting Guidance

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350). The objective of the amendments in this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. Effective December 29, 2012, the Company adopted the impairment testing guidance, which did not have a material impact on the Company's consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends (1) various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No.114, (2) the SEC's Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB's Accounting Standards Codification, Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011, and (3) Corrections Related to FASB ASU 2010-22, Accounting for Various Topics. The objectives of these amendments are to update expired accounting standard references and reference the International Financial Reporting Standards (IFRS) as an appropriate framework of standards and compliance for certain disclosure requirements. Effective December 29, 2012, the Company adopted the amendments, which did not have a material impact on the Company's consolidated financial statements.

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
THREE AND SIX MONTHS ENDED JUNE 28, 2013 (SUCCESSOR) AND JUNE 29, 2012 (PREDECESSOR)

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

The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Successor
Balance at December 28, 2012	Charged to Expense	Deductions	Balance at June 28, 2013
$528	$1,214	$(136)	$1,606

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
THREE AND SIX MONTHS ENDED JUNE 28, 2013 (SUCCESSOR) AND JUNE 29, 2012 (PREDECESSOR)

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
THREE AND SIX MONTHS ENDED JUNE 28, 2013 (SUCCESSOR) AND JUNE 29, 2012 (PREDECESSOR)

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in the JanPak acquisition at the date of acquisition (in thousands):

Accounts receivable	$24,765
Inventories	20,460
Other current assets	4,462
Property and equipment	4,822
Goodwill	18,179
Intangible assets	32,600
Other assets	37
Total assets acquired	105,325
Current liabilities	9,456
Other liabilities	13,369
Total liabilities assumed	22,825
Net assets acquired	$82,500

In accordance with purchase accounting guidance, changes to the purchase price allocation are adjusted retrospectively to the consolidated financial results. The values above include measurement period adjustments recorded in the six months ended June 28, 2013 to primarily revise the fair value of the acquired inventories and other receivables. The December 28, 2012 balances included in the consolidated balance sheets have been revised to include the effect of the measurement period adjustments.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND SIX MONTHS ENDED JUNE 28, 2013 (SUCCESSOR) AND JUNE 29, 2012 (PREDECESSOR)

5. SHARE-BASED COMPENSATION

Total compensation cost recognized in the consolidated statements of operations for the Company's stock-based awards were as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 28, 2013	For the Three Months Ended June 29, 2012	For the Six Months Ended June 28, 2013	For the Six Months Ended June 29, 2012
Share-based compensation expense	$1,298	$1,499	$2,532	$2,668

As of June 28, 2013, there was $13.9 million of total unrecognized share-based compensation expense related to unvested share-based payment awards. The expense is expected to be recognized over a weighted-average period of 3.9 years.

During the three months ended June 28, 2013, the Company granted 4,348 time-based option awards with a weighted-average grant date fair value of $123.39 and 4,348 performance-based stock option awards, with a weighted-average grant date fair value of $122.03, under the Interline Brands, Inc. 2012 Option Plan (the "2012 Plan"). During the three months ended June 29, 2012, the Company granted 34,328 stock options, with a weighted-average grant date fair value of $7.14, under the 2004 Equity Incentive Plan (the "2004 Plan").

During the six months ended June 28, 2013, the Company granted 8,860 time-based option awards with a weighted-average grant date fair value of $123.55 and 4,939 performance-based stock option awards, with a weighted-average grant date fair value of $121.96, under the 2012 Plan. During the six months ended June 29, 2012, the Company granted 241,489 stock options, with a weighted-average grant date fair value of $7.84, under the 2004 Plan.

See Note 14 of the 2012 Annual Report on Form 10-K for a description of the 2004 and 2012 Plans. The fair values of stock options were estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes weighted-average assumptions were as follows:

	Successor		Predecessor	Successor		Predecessor
	For the Three Months Ended June 28, 2013		For the Three Months Ended June 29, 2012	For the Six Months Ended June 28, 2013		For the Six Months Ended June 29, 2012
	Time-Based Awards	Performance-Based Awards	Time-Based Awards	Time-Based Awards	Performance-Based Awards	Time-Based Awards
Stock price	$255.00	$255.00	N/A	$255.00	$255.00	N/A
Expected volatility	48.6%	48.9%	43.5%	48.6%	49.0%	43.5%
Expected dividends	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.1%	1.1%	0.8%	1.2%	1.1%	0.9%
Expected life (in years)	6.5	6.3	5.0	6.5	6.3	5.0

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND SIX MONTHS ENDED JUNE 28, 2013 (SUCCESSOR) AND JUNE 29, 2012 (PREDECESSOR)

A summary of stock options activity under the 2012 Plan for the six months ended June 28, 2013 is presented below:

	Successor
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Outstanding at December 28, 2012	198,753	$219.72
Granted	13,799	$255.00
Forfeited	1,266	$255.00
Outstanding at June 28, 2013	211,286	$221.81	7.6	$7,013
Vested or expected to vest at June 28, 2013	209,381	$221.51	7.6	$7,013
Exercisable at June 28, 2013	65,079	$147.24	3.8	$7,013
____________________

(1)	The aggregate intrinsic value represents the amount by which the fair value of the underlying stock at period end exceeds the stock option exercise price.

During the three months ended June 28, 2013, there were no stock options exercised. During the three months ended June 29, 2012, there were 78,610 stock options exercised with an intrinsic value of $0.6 million.

During the six months ended June 28, 2013, there were no stock options exercised. During the six months ended June 29, 2012, there were 155,369 stock options exercised with an intrinsic value of $1.4 million.

6. COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

As of June 28, 2013 and December 28, 2012, the Company was contingently liable for outstanding letters of credit aggregating to $8.7 million and $8.9 million, respectively.

Legal Proceedings

On May 10, 2011, the Company was named as a defendant in the case of Craftwood Lumber Company, an Illinois corporation, individually and on behalf of all others similarly situated v. Interline Brands, Inc., a Delaware corporation, and Interline Brands, Inc. a New Jersey corporation, filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, and subsequently removed to the United States District Court for the Northern District of Illinois. The complaint alleges that the Company sent thousands of unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“TCPA”). At the time of filing the initial complaint in state court, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from the Company. The plaintiff is seeking preliminary and permanent injunctive relief enjoining the Company from violating the TCPA, as well as statutory damages of $500 (or $1,500 if such violations are found to have been willful) for each fax transmission found to be in violation of the TCPA. Other reported TCPA claims have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances. Accordingly, the Company cannot reasonably estimate the amount of loss, if any, arising from this matter. As such, no provision has been recorded in the financial statements for this claim as of June 28, 2013. The Company is vigorously contesting class action certification and liability, and will continue to evaluate its defenses based upon its internal review, advice from external legal counsel and investigation of prior events, new information, and future circumstances.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND SIX MONTHS ENDED JUNE 28, 2013 (SUCCESSOR) AND JUNE 29, 2012 (PREDECESSOR)

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

The Parent Company conducts virtually all of its business operations through the Subsidiary Issuer. Accordingly, the Parent Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in the Subsidiary Issuer that are derived from the earnings and cash flow generated by the Subsidiary Issuer. Through June 28, 2013, dividends totaling $15.0 million have been paid to the Parent Company from the Subsidiary Issuer for the purpose of funding interest payments on the HoldCo Notes.

Effective July 2, 2012, all of the preferred stock between the Parent and the Subsidiary Issuer was canceled and retired.

The following tables set forth, on a condensed consolidating basis, the balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows for the Parent Company, Subsidiary Issuer and Guarantor Subsidiaries for all financial statement periods presented in the Company’s consolidated financial statements. The non-guarantor subsidiaries are minor and are included in the condensed financial data of the Subsidiary Issuer. The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Parent Company or the Guarantor Subsidiaries; therefore, the following tables do not reflect any such allocation.

The condensed consolidating financial statements presented below, for all financial statement periods presented, reflects the historical accounting basis for the Subsidiary Issuer and for the Guarantor Subsidiaries, with the exception of JanPak, which was recorded at fair value at the date of acquisition. In the Successor periods, certain purchase accounting adjustments resulting from the Merger are reflected in the consolidating adjustments column.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND SIX MONTHS ENDED JUNE 28, 2013 (SUCCESSOR) AND JUNE 29, 2012 (PREDECESSOR)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 28, 2013
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$980	$7,401	$1,731	$—	$10,112
Accounts receivable - trade, net	—	153,758	25,890	—	179,648
Inventories	—	241,394	23,526	—	264,920
Intercompany receivable	18,074	—	8,856	(26,930)	—
Other current assets	25,964	44,234	3,271	(12,611)	60,858
Total current assets	45,018	446,787	63,274	(39,541)	515,538

Property and equipment, net	—	56,169	4,218	—	60,387
Goodwill	—	346,025	18,179	137,289	501,493
Other intangible assets, net	15,240	130,520	32,394	282,900	461,054
Investment in subsidiaries	796,948	102,091	—	(899,039)	—
Other assets	—	2,356	7,804	(338)	9,822
Total assets	$857,206	$1,083,948	$125,869	$(518,729)	$1,548,294

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$112,304	$13,215	$—	$125,519
Accrued expenses and other current liabilities	16,915	56,003	10,454	(15,668)	67,704
Intercompany payable	—	26,930	—	(26,930)	—
Current portion of capital leases	—	362	—	—	362
Total current liabilities	16,915	195,599	23,669	(42,598)	193,585

Long-Term Liabilities:
Long-term debt and capital leases, net of current portion	365,000	430,102	—	19,945	815,047
Other liabilities	115,265	66,953	109	(2,691)	179,636
Total liabilities	497,180	692,654	23,778	(25,344)	1,188,268

Stockholders' equity	360,026	391,294	102,091	(493,385)	360,026
Total liabilities and stockholders' equity	$857,206	$1,083,948	$125,869	$(518,729)	$1,548,294

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND SIX MONTHS ENDED JUNE 28, 2013 (SUCCESSOR) AND JUNE 29, 2012 (PREDECESSOR)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 28, 2012
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,455	$13,803	$2,247	$—	$17,505
Accounts receivable - trade, net	—	134,269	23,218	—	157,487
Inventories	—	225,829	23,722	—	249,551
Intercompany receivable	18,384	4,878	—	(23,262)	—
Other current assets	38,104	24,297	4,545	(170)	66,776
Total current assets	57,943	403,076	53,732	(23,432)	491,319

Property and equipment, net	—	56,926	4,821	—	61,747
Goodwill	—	346,025	18,179	137,289	501,493
Other intangible assets, net	16,070	135,038	32,600	293,180	476,888
Investment in subsidiaries	803,267	99,321	—	(902,588)	—
Other assets	—	2,174	7,412	—	9,586
Total assets	$877,280	$1,042,560	$116,744	$(495,551)	$1,541,033

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$106,051	$7,552	$—	$113,603
Accrued expenses and other current liabilities	33,999	32,408	4,852	(3,651)	67,608
Intercompany payable	—	18,384	4,878	(23,262)	—
Current portion of capital leases	—	521	—	—	521
Total current liabilities	33,999	157,364	17,282	(26,913)	181,732

Long-Term Liabilities:
Long-term debt and capital leases, net of current portion	365,000	427,726	—	21,494	814,220
Other liabilities	120,811	69,011	141	(2,352)	187,611
Total liabilities	519,810	654,101	17,423	(7,771)	1,183,563

Stockholders' equity	357,470	388,459	99,321	(487,780)	357,470
Total liabilities and stockholders' equity	$877,280	$1,042,560	$116,744	$(495,551)	$1,541,033

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND SIX MONTHS ENDED JUNE 28, 2013 (SUCCESSOR) AND JUNE 29, 2012 (PREDECESSOR)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 28, 2013
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$342,862	$62,844	$—	$405,706
Cost of sales	—	220,019	47,354	—	267,373
Gross profit	—	122,843	15,490	—	138,333

Operating Expenses:
Selling, general and administrative expenses	101	100,458	7,293	204	108,056
Depreciation and amortization	—	6,815	459	5,420	12,694
Merger related expenses	45	144	—	—	189
Operating (loss) income	(146)	15,426	7,738	(5,624)	17,394

Equity earnings of subsidiaries	(5,384)	(5,140)	—	10,524	—

Interest and other (expense) income, net	(9,641)	(7,438)	611	960	(15,508)
(Loss) income before income taxes	(4,403)	13,128	8,349	(15,188)	1,886
Income tax (benefit) provision	(5,575)	3,080	3,209	—	714
Net income	1,172	10,048	5,140	(15,188)	1,172
Other comprehensive loss	(264)	(264)	—	264	(264)
Comprehensive income	$908	$9,784	$5,140	$(14,924)	$908
____________________

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND SIX MONTHS ENDED JUNE 28, 2013 (SUCCESSOR) AND JUNE 29, 2012 (PREDECESSOR)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 29, 2012
PREDECESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$334,821	$—	$—	$334,821
Cost of sales	—	213,768	—	—	213,768
Gross profit	—	121,053	—	—	121,053

Operating Expenses:
Selling, general and administrative expenses	—	96,984	7	(5,019)	91,972
Depreciation and amortization	—	6,351	—	—	6,351
Merger related expenses	—	2,185	—	—	2,185
Other operating income	—	—	(5,019)	5,019	—
Operating income	—	15,533	5,012	—	20,545

Equity earnings of subsidiaries	(9,021)	(3,680)	—	12,701	—

Interest and other (expense) income, net	—	(6,460)	824	—	(5,636)
Income before income taxes	9,021	12,753	5,836	(12,701)	14,909
Income tax provision	—	3,732	2,156	—	5,888
Net income	9,021	9,021	3,680	(12,701)	9,021
Preferred stock dividends	—	(36,091)	—	36,091	—
Net income (loss) attributable to common stockholders	9,021	(27,070)	3,680	23,390	9,021
Other comprehensive loss	—	(159)	—	—	(159)
Comprehensive income (loss)	$9,021	$(27,229)	$3,680	$23,390	$8,862
____________________

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND SIX MONTHS ENDED JUNE 28, 2013 (SUCCESSOR) AND JUNE 29, 2012 (PREDECESSOR)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE SIX MONTHS ENDED JUNE 28, 2013
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$664,156	$122,303	$—	$786,459
Cost of sales	—	424,086	92,344	—	516,430
Gross profit	—	240,070	29,959	—	270,029

Operating Expenses:
Selling, general and administrative expenses	131	201,904	14,775	426	217,236
Depreciation and amortization	—	13,534	884	10,634	25,052
Merger related expenses	55	917	—	—	972
Operating (loss) income	(186)	23,715	14,300	(11,060)	26,769

Equity earnings of subsidiaries	(6,568)	(9,911)	—	16,479	—

Interest and other (expense) income, net	(19,258)	(14,908)	1,461	1,903	(30,802)
(Loss) income before income taxes	(12,876)	18,718	15,761	(25,636)	(4,033)
Income tax (benefit) provision	(12,568)	2,993	5,850	—	(3,725)
Net (loss) income	(308)	15,725	9,911	(25,636)	(308)
Other comprehensive loss	(418)	(418)	—	418	(418)
Comprehensive (loss) income	$(726)	$15,307	$9,911	$(25,218)	$(726)

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND SIX MONTHS ENDED JUNE 28, 2013 (SUCCESSOR) AND JUNE 29, 2012 (PREDECESSOR)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 29, 2012
PREDECESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$648,403	$—	$—	$648,403
Cost of sales	—	411,739	—	—	411,739
Gross profit	—	236,664	—	—	236,664

Operating Expenses:
Selling, general and administrative expenses	—	193,199	8	(9,718)	183,489
Depreciation and amortization	—	12,659	—	—	12,659
Merger related expenses	—	2,185	—	—	2,185
Other operating income	—	—	(9,718)	9,718	—
Operating income	—	28,621	9,710	—	38,331

Equity earnings of subsidiaries	(16,486)	(7,266)	—	23,752	—

Interest and other (expense) income, net	—	(12,818)	1,728	—	(11,090)
Income before income taxes	16,486	23,069	11,438	(23,752)	27,241
Income tax provision	—	6,583	4,172	—	10,755
Net income	16,486	16,486	7,266	(23,752)	16,486
Preferred stock dividends	—	(70,965)	—	70,965	—
Net income (loss) attributable to common stockholders	16,486	(54,479)	7,266	47,213	16,486
Other comprehensive loss	—	(12)	—	—	(12)
Comprehensive income (loss)	$16,486	$(54,491)	$7,266	$47,213	$16,474
_________________

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND SIX MONTHS ENDED JUNE 28, 2013 (SUCCESSOR) AND JUNE 29, 2012 (PREDECESSOR)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 28, 2013
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(10,207)	$(11,988)	$22,342	$—	$147
Cash Flows from Investing Activities:
Purchases of property and equipment, net	—	(10,355)	(240)	—	(10,595)
Dividends received from subsidiary issuer	15,000	—	—	(15,000)	—
Net cash provided by (used in) investing activities	15,000	(10,355)	(240)	(15,000)	(10,595)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	472	—	—	472
Proceeds from ABL Facility	—	74,000	—	—	74,000
Payments on ABL Facility	—	(71,500)	—	—	(71,500)
Payment of debt financing costs	(178)	—	—	—	(178)
Payments on capital lease obligations	—	(282)	—	—	(282)
Proceeds from issuance of common stock	750	—	—	—	750
Dividends paid to parent company	—	(15,000)	—	15,000	—
Intercompany activity	(5,840)	28,458	(22,618)	—	—
Net cash (used in) provided by financing activities	(5,268)	16,148	(22,618)	15,000	3,262
Effect of exchange rate changes on cash and cash equivalents	—	(207)	—	—	(207)
Net decrease in cash and cash equivalents	(475)	(6,402)	(516)	—	(7,393)
Cash and cash equivalents at beginning of period	1,455	13,803	2,247	—	17,505
Cash and cash equivalents at end of period	$980	$7,401	$1,731	$—	$10,112

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
THREE AND SIX MONTHS ENDED JUNE 28, 2013 (SUCCESSOR) AND JUNE 29, 2012 (PREDECESSOR)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 29, 2012
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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy and the impact of the Merger, as defined in "Recent Developments" below. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions, including, without limitation, certain statements in “Results of Operations”, “Liquidity and Capital Resources”, and Item 3. Quantitative and Qualitative Disclosures About Market Risk. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

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

We deliver our products through our network of 69 distribution centers and 21 professional contractor showrooms located throughout the United States, Canada, and Puerto Rico, 65 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks and third party carriers. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

Results of Operations

The following table presents information derived from the consolidated statements of operations expressed as a percentage of net sales for the three and six months ended June 28, 2013 (Successor) and June 29, 2012 (Predecessor):

	% of Net Sales		% Increase (Decrease) 2013 vs. 2012(1)	% of Net Sales		% Increase (Decrease) 2013 vs. 2012(1)
	Successor	Predecessor		Successor	Predecessor
	For the Three Months Ended June 28, 2013	For the Three Months Ended June 29, 2012		For the Six Months Ended June 28, 2013	For the Six Months Ended June 29, 2012
Net sales	100.0%	100.0%	21.2%	100.0%	100.0%	21.3%
Cost of sales	65.9	63.8	25.1	65.7	63.5	25.4
Gross profit	34.1	36.2	14.3	34.3	36.5	14.1

Operating Expenses:
Selling, general and administrative expenses	26.6	27.5	17.5	27.6	28.3	18.4
Depreciation and amortization	3.1	1.9	99.9	3.2	2.0	97.9
Merger related expenses	—	0.7	(91.4)	0.1	0.3	(55.5)
Total operating expenses	29.8	30.0	20.3	30.9	30.6	22.7
Operating income	4.3	6.1	(15.3)	3.4	5.9	(30.2)

Interest expense	(3.9)	(1.8)	160.6	(4.0)	(1.9)	161.1
Interest and other income	0.1	0.1	(35.5)	0.1	0.2	(20.8)
Income (loss) before income taxes	0.5	4.5	(87.3)	(0.5)	4.2	(114.8)
Income tax provision (benefit)	0.2	1.8	(87.9)	(0.5)	1.7	(134.6)
Net income (loss)	0.3%	2.7%	(87.0)%	—%	2.5%	(101.9)%
____________________

(1)	Percent increase (decrease) represents the actual change as a percentage of the prior year’s result.

The following discussion refers to the terms average daily sales and average organic daily sales. Average daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time. Average organic daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period. There were 64 shipping days in both the three months ended June 28, 2013 and June 29, 2012. There were 128 shipping days in the six months ended June 28, 2013 and 129 shipping days in the six months ended June 29, 2012.

    Overview. During the three months ended June 28, 2013, our sales increased 21.2% versus the prior year period, primarily reflecting the impact from the JanPak acquisition, continued economic improvements across our facilities maintenance end-market, combined with our continued investments in our sales forces and our information technology. On an organic basis, our sales increased 1.8%. Sales to our institutional facilities customers, which comprised 51% of our total sales, increased 48.2% in total, primarily from the JanPak acquisition, which was acquired during December 2012, and 1.6% on an average organic sales basis. Sales to our multi-family housing facilities customers, which comprised 30% of our total sales, increased 2.4%. Sales to our residential facilities customers, which comprised 19% of our total sales, increased 2.0%. We expect these trends to continue for the remainder of 2013 as we continue to invest in our sales force and other key areas of our business. We believe these investments will continue to improve our competitive position and enhance our market capabilities.

Operating income as a percentage of net sales was 4.3% in the three months ended June 28, 2013 compared to 6.1% in the comparable prior year period. The decrease in operating income as a percentage of sales was primarily a result of higher depreciation and amortization expense, which was predominantly driven by the purchase accounting impact of the Merger, higher distribution consolidation costs, the impact from the JanPak acquisition, and lower gross profit margins related to changes in customer and product mix as compared to the prior year, partially offset by lower Merger related expenses.

Net income as a percentage of net sales was 0.3% in the three months ended June 28, 2013 compared to net income as a percent of sales of 2.7% in the comparable prior year period as a result of the above impacts to operating income combined with increased interest expense as a result of the financing transactions associated with the Merger.

Three Months Ended June 28, 2013 (Successor) Compared to Three Months Ended June 29, 2012 (Predecessor)

Net Sales. Net sales increased by $70.9 million, or 21.2%, to $405.7 million in the three months ended June 28, 2013 from $334.8 million in the three months ended June 29, 2012. Sales to our institutional facilities customers increased by $67.5 million (of which $64.8 million related to acquisitions), sales to our multi-family housing facilities customers increased by $2.9 million, and sales to our residential facilities customers increased by $1.5 million. On an organic basis, our sales increased 1.8%.

Gross Profit. Gross profit increased by $17.3 million, or 14.3%, to $138.3 million in the three months ended June 28, 2013 from $121.1 million in the three months ended June 29, 2012. Our gross profit margin decreased 210 basis points to 34.1% for the three months ended June 28, 2013 compared to 36.2% for the three months ended June 29, 2012. This decrease in gross profit margin was primarily related to our acquisitions, which accounted for 170 basis points of the decrease in gross profit margins, while the remaining decline was primarily attributable to changes in customer and product mix as compared to the prior year.

Selling, General and Administrative Expenses ("SG&A"). SG&A expenses increased by $16.1 million, or 17.5%, to $108.1 million in the three months ended June 28, 2013 from $92.0 million in the three months ended June 29, 2012. As a percentage of net sales, SG&A expenses decreased 90 basis points to 26.6% for the three months ended June 28, 2013 compared to 27.5% for the three months ended June 29, 2012. The decrease in SG&A expenses as a percentage of sales was primarily due to the favorable impact from the JanPak acquisition, partially offset by higher payroll and fringe benefit costs as a percentage of sales, and higher distribution center consolidation costs.

Depreciation and Amortization. Depreciation and amortization expense increased by $6.3 million, or 99.9%, to $12.7 million in the three months ended June 28, 2013 from $6.4 million in the three months ended June 29, 2012. As a percentage of net sales, depreciation and amortization was 3.1% and 1.9% for the three months ended June 28, 2013 and June 29, 2012, respectively. The increase in depreciation expense was due to the depreciation of the acquired JanPak fixed assets, combined with higher capital spending associated with our information technology infrastructure and distribution center consolidation and integration efforts that occurred during the last three years. The increase in amortization expense was primarily driven by the incremental amortization of the fair value adjustments for the definite-lived intangible asset values recorded as a result of the Merger, as well as the amortization expense associated with the definite-lived intangible assets recorded in connection with the JanPak acquisition.

Merger related expenses. Merger related expenses incurred in the three months ended June 28, 2013 of $0.2 million were comprised of transaction related compensation of $0.1 million and professional fees of $0.1 million, all incurred as a direct result of the Merger.

Operating income. As a result of the foregoing, operating income decreased by $3.2 million, or 15.3%, to $17.4 million in the three months ended June 28, 2013 from $20.5 million in the three months ended June 29, 2012.

Interest Expense. Interest expense increased $9.7 million, or 160.6%, to $15.8 million in the three months ended June 28, 2013 from $6.1 million in the three months ended June 29, 2012. The increase in interest expense was directly attributable to the issuance of the HoldCo Notes to finance the Merger, the borrowings made under the ABL Facility, and the incremental interest expense resulting from the modification of the OpCo Notes, as more fully discussed in "Liquidity and Capital Resources" below.

Income tax provision. The provision for income taxes decreased by $5.2 million, to $0.7 million, reflecting an effective tax rate of 37.9% in the three months ended June 28, 2013, as compared to $5.9 million in the three months ended June 29, 2012, reflecting an effective tax rate of 39.5%. The change in the effective tax rate was caused by a decrease in certain state income taxes.

Six Months Ended June 28, 2013 (Successor) Compared to Six Months Ended June 29, 2012 (Predecessor)

Net Sales. Net sales increased by $138.1 million or 21.3%, to $786.5 million in the six months ended June 28, 2013 from $648.4 million in the six months ended June 29, 2012. On an average daily sales basis, net sales increased 22.2%. Sales to our institutional facilities customers increased by $133.6 million (of which $126.1 million related to acquisitions), sales to our multi-family housing facilities customers increased by $4.8 million, and sales to our residential facilities customers increased by $1.4 million. On an organic basis, our sales increased 1.8%, and on an average organic daily sales basis, our sales increased 2.6%.

Gross Profit. Gross profit increased by $33.4 million, or 14.1%, to $270.0 million in the six months ended June 28, 2013 from $236.7 million in the six months ended June 29, 2012. Our gross profit margin decreased 220 basis points to 34.3% for the six months ended June 28, 2013 compared to 36.5% for the six months ended June 29, 2012. This decrease in gross profit margin was primarily related to our acquisition, which accounted for 180 basis points of the decrease in gross profit margins, while the remaining decline was primarily attributable to changes in customer and product mix as compared to the prior year.

Selling, General and Administrative Expenses. SG&A expenses increased by $33.7 million, or 18.4%, to $217.2 million in the six months ended June 28, 2013 from $183.5 million in the six months ended June 29, 2012. As a percentage of net sales, SG&A expenses decreased 70 basis points to 27.6% for the six months ended June 28, 2013 compared to 28.3% for the six months ended June 29, 2012. The decrease in SG&A expenses as a percentage of sales was primarily due to the favorable impact from the JanPak acquisition, partially offset by higher payroll and fringe benefit costs as a percentage of sales and higher distribution center consolidation costs.

Depreciation and Amortization. Depreciation and amortization expense increased by $12.4 million, or 97.9%, to $25.1 million in the six months ended June 28, 2013 from $12.7 million in the six months ended June 29, 2012. As a percentage of net sales, depreciation and amortization was 3.2% and 2.0% for the six months ended June 28, 2013 and June 29, 2012, respectively. The increase in depreciation expense was due to the depreciation of the acquired JanPak fixed assets, combined with higher capital spending associated with our information technology infrastructure and distribution center consolidation and integration efforts that occurred during the last three years. The increase in amortization expense was primarily driven by the incremental amortization of the fair value adjustments for the definite-lived intangible asset values recorded as a result of the Merger, as well as the amortization expense associated with the definite-lived intangible assets recorded in connection with the JanPak acquisition.

Merger related expenses. Merger related expenses incurred in the six months ended June 28, 2013 of $1.0 million were comprised of transaction related compensation of $0.7 million, professional fees of $0.2 million, and other costs of $0.2 million, all incurred as a direct result of the Merger.

Operating income. As a result of the foregoing, operating income decreased by $11.6 million, or 30.2%, to $26.8 million in the six months ended June 28, 2013 from $38.3 million in the six months ended June 29, 2012.

Interest Expense. Interest expense increased $19.5 million, or 161.1%, to $31.6 million in the six months ended June 28, 2013 from $12.1 million in the six months ended June 29, 2012. The increase in interest expense was directly attributable to the issuance of the HoldCo Notes to finance the Merger, the borrowings made under the ABL Facility, and the incremental interest expense resulting from the modification of the OpCo Notes, as more fully discussed in "Liquidity and Capital Resources" below.

Income tax (benefit) provision. Income taxes changed by $14.5 million, to a benefit of $3.7 million, reflecting an effective tax rate benefit of 92.4% in the six months ended June 28, 2013, as compared to a provision of $10.8 million, reflecting an effective tax rate of 39.5%, in the six months ended June 29, 2012. The change in the effective tax rate was caused by the impact of the Merger, primarily driven by the interest expense on the HoldCo Notes, combined with a decrease in certain state income taxes.

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

Interline New Jersey and the Company were in compliance with all covenants contained in the ABL Facility, OpCo Notes, and HoldCo Notes as of June 28, 2013.

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

As of June 28, 2013, we had $136.3 million of availability under our ABL Facility, net of $8.7 million in letters of credit. We believe that cash and cash equivalents on hand, cash flow from operations and available borrowing capacity under our ABL Facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the foreseeable future.

Financial Condition

Working capital increased by $12.4 million to $322.0 million as of June 28, 2013 from $309.6 million as of December 28, 2012. The increase in working capital was primarily funded by cash flows from operations.

Cash Flow

Operating Activities. Net cash provided by operating activities was $0.1 million for the six months ended June 28, 2013, compared to $8.5 million for the six months ended June 29, 2012.

Successor. Net cash provided by operating activities of $0.1 million for the six months ended June 28, 2013 primarily consisted of a net loss of $0.3 million, adjustments for non-cash items of $21.1 million and cash used in working capital items of $20.4 million. Adjustments for non-cash items primarily consisted of $25.1 million in depreciation and amortization of property and equipment and intangible assets, which includes increased amortization on the incremental step-up in customer relationships recorded in connection with purchase accounting for the Merger as well as amortization of the acquired JanPak customer relationships, $2.5 million in share-based compensation, $1.9 million of amortization of debt financing costs, and $1.2 million in provisions for doubtful accounts. These amounts were partially offset by $7.4 million in deferred income taxes, $1.5 million in amortization of the fair value adjustment recorded to the OpCo Notes in connection with the Merger, $0.4 million of amortization of deferred lease incentive obligations, and $0.2 million of other items. The cash used in working capital items primarily consisted of $23.5 million from increased trade receivables, net of changes in provision for doubtful accounts, resulting from increased sales in the current year as compared to the prior year, $15.5 million from increased inventory levels due to preparation for normal seasonal demand, and $1.6 million from a decrease in accrued expenses and other current liabilities as a result of payment of costs associated with the JanPak acquisition as well as the Merger, lower payroll and incentive compensation accruals as compared to prior year-end due to timing of payments, and timing of other miscellaneous accrual and payment activity. The cash used in working capital items was partially offset by $12.7 million from increased trade payables balances as a result of the timing of purchases and related payments, $4.1 million from changes in income taxes, $1.9 million in decreased prepaid expenses and other current assets primarily as a result of timing of collections of rebates from our vendors, and $1.6 million increase in accrued interest due to normal timing of accrual and payment activity.

Predecessor. Net cash provided by operating activities of $8.5 million during the six months ended June 29, 2012 primarily consisted of net income of $16.5 million, adjustments for non-cash items of $16.4 million and cash used by working capital items of $24.4 million. Adjustments for non-cash items primarily consisted of $12.7 million in depreciation and amortization of property, equipment and intangible assets, $2.7 million in share-based compensation, $1.6 million in deferred income taxes, $0.7 million in amortization of deferred debt financing costs, and $0.6 million in provision for doubtful accounts. These amounts were partially offset by $1.1 million in excess tax benefits from share-based compensation, and $0.7 million of other items. The cash used by working capital items primarily consisted of $20.5 million from increased trade receivables, net of changes in provision for doubtful accounts, resulting from increased sales in the current year as compared to the prior year, $7.8 million from decreased trade payables balances as a result of the timing of purchases and related payments, and $2.3 million from increased inventory levels primarily in preparation for normal seasonal demands in our business. The use of cash was partially offset by $3.8 million in decreased prepaid expenses and other current assets primarily as a result of higher collections of rebates from vendors, $1.4 million from changes in income taxes, and $0.8 million from increased accrued expenses and other current liabilities as a result of costs associated with the Merger, timing of sales tax payments, offset in part by lower payroll and incentive compensation accruals as compared to prior year-end due to timing of payments.

Investing Activities. Net cash used in investing activities was $10.6 million for the six months ended June 28, 2013, and $7.7 million for six months ended June 29, 2012.

Successor. Net cash used in investing activities for the six months ended June 28, 2013 was attributable to $10.6 million of capital expenditures made in the ordinary course of business.

Predecessor. Net cash used in investing activities during the six months ended June 29, 2012 was attributable to $7.7 million of capital expenditures made in the ordinary course of business.

Financing Activities. Net cash provided by financing activities totaled $3.3 million for the six months ended June 28, 2013, and net cash used in financing activities amounted to $0.3 million for the six months ended June 29, 2012.

Successor. Net cash provided by financing activities for the six months ended June 28, 2013 was attributable to $2.5 million in net proceeds from the ABL Facility, $0.8 million of proceeds from the issuance of common stock, and $0.5 million net increase in purchase card payable, offset in part by $0.3 million of payments on capital lease obligations and $0.2 million of payments on debt financing costs.

Predecessor. Net cash used in financing activities in the six months ended June 29, 2012 was attributable to $1.8 million net decrease in purchase card payable, $1.4 million in treasury stock acquired to satisfy minimum statutory tax withholding requirements resulting from the vesting or exercising of equity awards, and $0.4 million of payments on capital lease obligations, partially offset by $3.3 million of proceeds from stock options exercised and excess tax benefits from share-based compensation.

Capital Expenditures

Capital expenditures were $10.6 million during the six months ended June 28, 2013, compared to $7.7 million during the six months ended June 29, 2012. Capital expenditures as a percentage of net sales were 1.3% for the six months ended June 28, 2013, and 1.2% for the six months ended June 29, 2012. Capital expenditures during 2013 and 2012 were driven primarily by the continued consolidation of our distribution center network, including the investments in larger more efficient distribution centers and enhancements to our information technology systems. We expect our capital expenditures during 2013 to be comparable with our historical capital expenditures as a percentage of sales.

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

The applicable rates for Category 2 and Category 3 described above will be subject to a 0.25% step-down from the spread described above if the fixed charge coverage ratio for the period of four consecutive fiscal quarters ending on the last day of the fiscal quarter most recently ended is greater than 1.50:1.00. As of June 28, 2013, the interest rate in effect with respect to the ABL Facility was 1.75% for the Eurodollar revolving loans and 3.75% for the ABR revolving loans.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 28, 2012 filed with the SEC. During the six months ended June 28, 2013, there were no significant changes to any of our critical accounting policies.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The objective of this ASU is to eliminate the diversity in practice on how entities present unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 will require entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset (with certain exceptions) for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments should be applied prospectively, although retrospective application is permitted. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

Recently Adopted Accounting Guidance

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350). The objective of the amendments in this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. Effective December 29, 2012, the Company adopted the impairment testing guidance, which did not have a material impact on the Company's consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends (1) various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No.114, (2) the SEC's Final Rule, Technical Amendments to Commission Rules and Forms Related to the FASB's Accounting Standards Codification, Release Nos. 33-9250, 34-65052, and IC-29748 August 8, 2011, and (3) Corrections Related to FASB ASU 2010-22, Accounting for Various Topics. The objectives of these amendments are to update expired accounting standard references and reference the International Financial Reporting Standards (IFRS) as an appropriate framework of standards and compliance for certain disclosure requirements. Effective December 29, 2012, the Company adopted the amendments, which did not have a material impact on the Company's consolidated financial statements.

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

Interest Rate Risk

Our variable rate term debt is sensitive to changes in the general level of interest rates. As of June 28, 2013, the interest rate in effect with respect to the outstanding balance of $130.0 million variable rate debt was 1.75% for the Eurodollar revolving loans and 3.75% for the ABR revolving loans. While our variable rate term debt obligations expose us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance, results of operations, or cash flows. Based on the outstanding variable rate debt as of June 28, 2013, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $1.3 million pre-tax change to our statement of operations.

The fair market value of our ABL Facility, OpCo Notes, and HoldCo Notes is subject to interest rate risk. As of June 28, 2013, the estimated fair market value of our debt was as shown below (in thousands):

	Fair Market Value	Percent of Par
ABL Facility	$130,113	100.09%
OpCo Notes	$315,000	105.00%
HoldCo Notes	$392,375	107.50%

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of June 28, 2013.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 28, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2013, our disclosure controls and procedures were effective to ensure that: (1) material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

On May 10, 2011, we were named as a defendant in the case of Craftwood Lumber Company, an Illinois corporation, individually and on behalf of all others similarly situated v. Interline Brands, Inc., a Delaware corporation, and Interline Brands, Inc. a New Jersey corporation, filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, and subsequently removed to the United States District Court for the Northern District of Illinois. The complaint alleges that we sent thousands of unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“TCPA”). At the time of filing the initial complaint in state court, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from us. The plaintiff is seeking preliminary and permanent injunctive relief enjoining the Company from violating the TCPA, as well as statutory damages of $500 (or $1,500 if such violations are found to have been willful) for each fax transmission found to be in violation of the TCPA. Other reported TCPA claims have resulted in a broad range of outcomes, with each case being dependent on its own unique set of facts and circumstances. Accordingly, we cannot reasonably estimate the amount of loss, if any, arising from this matter. As such, no provision has been recorded in the financial statements for this claim as of June 28, 2013. We are vigorously contesting class action certification and liability, and will continue to evaluate our defenses based upon our internal review, advice from external legal counsel and investigation of prior events, new information, and future circumstances.

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

MATERIAL CONTRACTS
10.1
Employment Agreement, dated as of June 10, 2013, by and between Interline New Jersey and John K. Bakewell (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on June 11, 2013).

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

INTERACTIVE DATA FILES
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1	Consolidated Balance Sheets (Unaudited) as of June 28, 2013 (Successor) and December 28, 2012 (Successor);

2	Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 28, 2013 (Successor) and June 29, 2012 (Predecessor);

3	Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 28, 2013 (Successor) and June 29, 2012 (Predecessor);

4	Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINE BRANDS, INC.
(Registrant)

August 5, 2013	/S/ JOHN K. BAKEWELL
Date	John K. Bakewell
Chief Financial Officer
(Duly Authorized Signatory and Principal Financial Officer)