Form 10-Q
period 2013-09-27
INTERLINE BRANDS, INC./DE
filed 2013-11-12
CIK 1292900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 27, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission File Number:	001-32380

INTERLINE BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0542659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 San Marco Boulevard Jacksonville, Florida	32207
(Address of principal executive offices)	(Zip Code)

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

As of November 8, 2013 there were 1,477,602 shares of the registrant’s common stock issued and outstanding, par value $0.01.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS - FORM 10-Q

ITEM		PAGE

	PART I - FINANCIAL INFORMATION
1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of September 27, 2013 and December 28, 2012	3
	Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended September 27, 2013, for the period September 8, 2012 through September 28, 2012, for the period June 30, 2012 through September 7, 2012, for the nine months ended September 27, 2013, and for the period December 31, 2011 through September 7, 2012	4
	Consolidated Statements of Cash Flows for the nine months ended September 27, 2013, for the period September 8, 2012 through September 28, 2012, and for the period December 31, 2011 through September 7, 2012	6
	Notes to Unaudited Consolidated Financial Statements	8
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
3.	Quantitative and Qualitative Disclosures About Market Risk	44
4.	Controls and Procedures	45

	PART II - OTHER INFORMATION
1.	Legal Proceedings	46
1A.	Risk Factors	46
2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
3.	Defaults Upon Senior Securities	46
4.	Mine Safety Disclosures	47
5.	Other Information	47
6.	Exhibits	48
	Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	Successor
	September 27, 2013	December 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$9,026	$17,505
Accounts receivable - trade (net of allowance for doubtful accounts of $2,101 and $528)	185,546	157,487
Inventories	261,224	249,551
Prepaid expenses and other current assets	33,812	32,984
Income taxes receivable	10,337	16,643
Deferred income taxes	16,892	17,149
Total current assets	516,837	491,319
Property and equipment, net	58,244	61,747
Goodwill	501,493	501,493
Other intangible assets, net	453,075	476,888
Other assets	9,977	9,586
Total assets	$1,539,626	$1,541,033
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$123,145	$113,603
Accrued expenses and other current liabilities	68,285	49,378
Accrued interest	16,204	18,230
Current portion of capital leases	302	521
Total current liabilities	207,936	181,732
Long-Term Liabilities:
Deferred income taxes	169,777	182,164
Long-term debt, net of current portion	804,152	813,994
Capital leases, net of current portion	46	226
Other liabilities	3,285	5,447
Total liabilities	1,185,196	1,183,563
Commitments and contingencies (see Note 6)
Stockholders' Equity:
Common stock; $0.01 par value, 2,500,000 authorized;1,477,602 issued and outstanding as of September 27, 2013, and 1,474,465 issued and outstanding as of December 28, 2012	15	15
Additional paid-in capital	390,665	385,932
Accumulated deficit	(35,958)	(28,444)
Accumulated other comprehensive loss	(292)	(33)
Total stockholders' equity	354,430	357,470
Total liabilities and stockholders' equity	$1,539,626	$1,541,033

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Successor		Predecessor
	For the three months ended September 27, 2013	For the period September 8, 2012 through September 28, 2012	For the period June 30, 2012 through September 7, 2012

Net sales	$421,541	$80,901	$269,349
Cost of sales	274,563	50,601	172,294
Gross profit	146,978	30,300	97,055

Operating Expenses:
Selling, general and administrative expenses	130,052	20,271	71,920
Depreciation and amortization	12,531	2,367	5,048
Merger related expenses	303	37,695	16,864
Total operating expenses	142,886	60,333	93,832
Operating income (loss)	4,092	(30,033)	3,223

Loss on extinguishment of debt, net	—	—	(2,214)
Interest expense	(15,753)	(4,059)	(4,529)
Interest and other income	448	152	487
Loss before income taxes	(11,213)	(33,940)	(3,033)
Income tax (benefit) provision	(4,007)	(9,226)	629
Net loss	(7,206)	(24,714)	(3,662)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	159	(41)	201
Comprehensive loss	$(7,047)	$(24,755)	$(3,461)

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED), CONTINUED
(in thousands)

	Successor		Predecessor
	For the nine months ended September 27, 2013	For the period September 8, 2012 through September 28, 2012	For the period December 31, 2011 through September 7, 2012

Net sales	$1,208,000	$80,901	$917,752
Cost of sales	790,993	50,601	584,033
Gross profit	417,007	30,300	333,719

Operating Expenses:
Selling, general and administrative expenses	347,288	20,271	255,409
Depreciation and amortization	37,583	2,367	17,707
Merger related expenses	1,275	37,695	19,049
Total operating expenses	386,146	60,333	292,165
Operating income (loss)	30,861	(30,033)	41,554

Loss on extinguishment of debt, net	—	—	(2,214)
Interest expense	(47,356)	(4,059)	(16,631)
Interest and other income	1,249	152	1,499
(Loss) income before income taxes	(15,246)	(33,940)	24,208
Income tax (benefit) provision	(7,732)	(9,226)	11,384
Net (loss) income	(7,514)	(24,714)	12,824
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(259)	(41)	189
Comprehensive (loss) income	$(7,773)	$(24,755)	$13,013

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Successor		Predecessor
	For the nine months ended September 27, 2013	For the period September 8, 2012 through September 28, 2012	For the period December 31, 2011 through September 7, 2012
Cash Flows from Operating Activities:
Net (loss) income	$(7,514)	$(24,714)	$12,824
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	37,583	2,367	17,707
Amortization of deferred lease incentive obligation	(633)	(40)	(561)
Amortization of deferred debt financing costs	2,836	260	985
Amortization of OpCo Notes fair value adjustment	(2,342)	(189)	—
Loss on extinguishment of debt, net	—	—	2,214
Share-based compensation	3,933	7,013	15,169
Excess tax benefits from share-based compensation	—	—	(1,083)
Deferred income taxes	(13,038)	4,432	7,789
Provision for doubtful accounts	1,816	59	1,285
Gain on disposal of property and equipment	(1)	(1)	(125)
Other	(300)	(6)	(494)
Changes in assets and liabilities, net of business acquired:
Accounts receivable - trade	(29,927)	2,128	(29,986)
Inventories	(11,768)	(6,208)	5,631
Prepaid expenses and other current assets	(830)	(1,723)	964
Other assets	(91)	—	38
Accounts payable	10,650	7,347	(12,415)
Accrued expenses and other current liabilities	17,525	(9,569)	8,797
Accrued interest	(2,026)	3,603	3,879
Income taxes	5,899	(14,112)	(7,652)
Other liabilities	(226)	(23)	(12)
Net cash provided by (used in) operating activities	11,546	(29,376)	24,954
Cash Flows from Investing Activities:
Acquisition of Interline Brands, Inc.	—	(825,717)	—
Purchases of property and equipment, net	(14,415)	(1,294)	(11,966)
Purchase of business, net of cash acquired	—	—	(3,278)
Net cash used in investing activities	(14,415)	(827,011)	(15,244)
Cash Flows from Financing Activities:
Proceeds from equity contributions, net	—	350,886	—
Increase (decrease) in purchase card payable, net	1,845	2,819	(3,840)
Proceeds from issuance of HoldCo Notes	—	365,000	—
Proceeds from ABL Facility	104,000	80,000	—
Payments on ABL Facility	(111,500)	(11,000)	—
Payment of debt financing costs	(228)	(26,346)	(355)
Payments on capital lease obligations	(399)	(46)	(456)
Proceeds from issuance of common stock	800	—	—
Proceeds from stock options exercised	—	—	5,678
Excess tax benefits from share-based compensation	—	—	1,083
Purchases of treasury stock	—	—	(1,450)
Net cash (used in) provided by financing activities	(5,482)	761,313	660

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(in thousands)

	Successor		Predecessor
	For the nine months ended September 27, 2013	For the period September 8, 2012 through September 28, 2012	For the period December 31, 2011 through September 7, 2012
Effect of exchange rate changes on cash and cash equivalents	(128)	(19)	133
Net (decrease) increase in cash and cash equivalents	(8,479)	(95,093)	10,503
Cash and cash equivalents at beginning of period	17,505	107,602	97,099
Cash and cash equivalents at end of period	$9,026	$12,509	$107,602

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$48,714	$—	$11,663
Income taxes, net of refunds	$(313)	$442	$7,714

Schedule of Non-Cash Investing and Financing Activities:
Non-cash equity contribution from shareholders	$—	$23,648	$—
Contingent consideration associated with purchase of business	$—	$—	$300

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Interline Brands, Inc., a Delaware corporation, and its subsidiaries (“Interline” or the “Company”) is a leading national distributor and direct marketer of broad-line maintenance, repair and operations (“MRO”) products into the facilities maintenance end-market. The Company sells janitorial and sanitation (“JanSan”) supplies, plumbing, heating, ventilation and air conditioning (“HVAC”), hardware, electrical, appliances, security, and other MRO products. Interline’s diverse customer base of over 100,000 customers consists of institutions, such as educational, lodging, health care, and government facilities; multi-family housing, such as apartment complexes; and residential, such as professional contractors, and plumbing and hardware retailers. Interline's customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

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

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable and income taxes, lower of cost or market and obsolescence reserves for inventory, reserves for self-insurance programs, legal contingencies, purchase accounting adjustments, and valuation of goodwill and other intangible assets. Actual results could differ from those estimates.

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

The fair value of the Company’s ABL Facility, OpCo Notes, and HoldCo Notes is determined by quoted market prices and other inputs that are observable for these liabilities, which are Level 2 inputs. The carrying amount and fair value of the ABL Facility, OpCo Notes, and HoldCo Notes as of September 27, 2013 and December 28, 2012 were as follows (in thousands):

	Successor
	September 27, 2013		December 28, 2012
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility	$120,000	$120,104	$127,500	$127,636
OpCo Notes	$319,152	$317,250	$321,494	$322,500
HoldCo Notes	$365,000	$396,938	$365,000	$394,200

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Information

The Company has one operating segment and, therefore, one reportable segment, the distribution of MRO products into the facilities maintenance end-market. The Company’s revenues and assets outside the United States are not significant. The Company’s net sales by product category were as follows (in thousands):

	Successor		Predecessor
Product Category(1)	For the three months ended September 27, 2013	For the period September 8, 2012 through September 28, 2012	For the period June 30, 2012 through September 7, 2012
JanSan	$191,046	$28,827	$97,642
Plumbing	72,064	17,218	54,168
HVAC	36,313	7,400	28,996
Hardware, tools and fixtures	33,534	7,525	24,693
Electrical and lighting	22,592	5,218	16,122
Appliances and parts	23,028	4,974	16,149
Security and safety	17,410	4,237	12,455
Other	25,554	5,502	19,124
Total	$421,541	$80,901	$269,349

	Successor		Predecessor
Product Category(1)	For the nine months ended September 27, 2013	For the period September 8, 2012 through September 28, 2012	For the period December 31, 2011 through September 7, 2012
JanSan	$560,387	$28,827	$332,595
Plumbing	213,747	17,218	195,511
HVAC	98,141	7,400	90,337
Hardware, tools and fixtures	95,489	7,525	84,761
Electrical and lighting	63,502	5,218	56,822
Appliances and parts	60,352	4,974	52,817
Security and safety	50,738	4,237	44,600
Other	65,644	5,502	60,309
Total	$1,208,000	$80,901	$917,752

     ____________________

(1)
The Company continually refines its product classification groupings and, as a result, stock keeping units are     periodically realigned within product categories. Therefore, the prior periods in these tables have been recast to be consistent with current presentation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Successor
Balance at December 28, 2012	Charged to Expense	Deductions	Balance at September 27, 2013
$528	$1,816	$(243)	$2,101

3. MERGER

The Merger resulted in a significant change in ownership and was accounted for using the acquisition method under Accounting Standards Codification Topic 805, Business Combinations. Under the acquisition method, the purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price allocation is summarized in the following table (in thousands):

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In accordance with purchase accounting guidance, changes to the purchase price allocation are adjusted retrospectively to the consolidated financial results. The values above include measurement period adjustments recorded in the nine months ended September 27, 2013 to primarily revise the fair value of the acquired inventories and other receivables. The December 28, 2012 balances included in the consolidated balance sheets have been revised to include the effect of the measurement period adjustments.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. SHARE-BASED COMPENSATION

Total compensation cost recognized in the consolidated statements of operations for the Company's stock-based awards were as follows (in thousands):

	Successor		Predecessor
	For the three months ended September 27, 2013	For the period September 8, 2012 through September 28, 2012	For the period June 30, 2012 through September 7, 2012
Share-based compensation expense	$1,401	$7,013	$12,501

	Successor		Predecessor
	For the nine months ended September 27, 2013	For the period September 8, 2012 through September 28, 2012	For the period December 31, 2011 through September 7, 2012
Share-based compensation expense	$3,933	$7,013	$15,169

As of September 27, 2013, there was $13.0 million of total unrecognized share-based compensation expense related to unvested share-based payment awards. The expense is expected to be recognized over a weighted-average period of 3.7 years. In connection with the Merger transactions, share-based compensation of $18.3 million was recognized and included in merger related expenses in both the Predecessor and the Successor statements of operations for the periods December 31, 2011 through September 7, 2012 and September 8, 2012 through September 28, 2012.

During the three months ended September 27, 2013, the Company granted 2,404 time-based option awards with a weighted-average grant date fair value of $126.43, and 2,404 performance-based stock option awards with a weighted-average grant date fair value of $124.34, under the Interline Brands, Inc. 2012 Option Plan (the "2012 Plan").

During the nine months ended September 27, 2013, the Company granted 11,264 time-based option awards with a weighted-average grant date fair value of $124.16, and 7,343 performance-based stock option awards with a weighted-average grant date fair value of $122.74, under the 2012 Plan. During the period from December 31, 2011 through September 7, 2012, the Company granted 241,489 stock options with a weighted-average grant date fair value of $7.84, under the 2004 Equity Incentive Plan (the "2004 Plan").

See Note 14 of the 2012 Annual Report on Form 10-K for a description of the 2004 and 2012 Plans. The fair values of stock options were estimated at the date of grant using the Black-Scholes option-pricing model.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Black-Scholes weighted-average assumptions were as follows:

	Successor				Predecessor
	For the three months ended September 27, 2013		For the nine months ended September 27, 2013		For the period December 31, 2011 through September 7, 2012
	Time-Based Awards	Performance-Based Awards	Time-Based Awards	Performance-Based Awards	Time-Based Awards
Stock price	$255.00	$255.00	$255.00	$255.00	N/A
Expected volatility	48.6%	49.2%	48.6%	49.1%	43.5%
Expected dividends	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.8%	1.7%	1.3%	1.3%	0.8%
Expected life (in years)	6.5	6.2	6.5	6.2	5.0

A summary of stock options activity under the 2012 Plan for the nine months ended September 27, 2013 is presented below:

	Successor
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Outstanding at December 28, 2012	198,753	$219.72
Granted	18,607	$255.00
Forfeited	1,503	$255.00
Outstanding at September 27, 2013	215,857	$222.51	7.4	$7,013
Vested or expected to vest at September 27, 2013	213,850	$222.21	7.4	$7,013
Exercisable at September 27, 2013	65,079	$147.24	3.6	$7,013
____________________

(1)	The aggregate intrinsic value represents the amount by which the fair value of the underlying stock at period end exceeds the stock option exercise price.

During the three months ended September 27, 2013, there were no stock options exercised. During the period from June 30, 2012 through September 7, 2012 there were 928 stock options exercised with an intrinsic value of less than $0.1 million.

During the nine months ended September 27, 2013, there were no stock options exercised. During the period from December 31, 2011 through September 7, 2012 there were 156,297 stock options exercised with an intrinsic value of $1.4 million.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

As of September 27, 2013 and December 28, 2012, the Company was contingently liable for outstanding letters of credit aggregating to $8.7 million and $8.9 million, respectively.

Legal Proceedings

In May 2011, the Company was named as a defendant in the case of Craftwood Lumber Company v. Interline Brands, Inc. ("Craftwood Matter"), filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, and subsequently removed to the United States District Court for the Northern District of Illinois. The complaint alleges that the Company sent unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“Junk Fax Act”). At the time of filing the initial complaint in state court, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from the Company during the four-year statute of limitations period. In its amended complaint filed in the United States District Court, the plaintiff seeks preliminary and permanent injunctive relief enjoining the Company from violating the Junk Fax Act, as well as statutory damages for each fax transmission found to be in violation of the Junk Fax Act. The Company continues to vigorously contest class action certification and liability; however, in light of the Company's assessment of potential legal risks associated with the Craftwood Matter, the Company has recorded a pre-tax charge in the amount of $20.5 million in the third quarter of 2013. This estimated charge is included in selling, general and administrative expenses in the statements of operations for the three and nine months ended September 27, 2013. Based upon the uncertain outcome of the Craftwood Matter, a range of reasonable outcomes cannot be estimated as of the date of these financial statements. Accordingly, actual results may differ.

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

The Parent Company conducts virtually all of its business operations through the Subsidiary Issuer. Accordingly, the Parent Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in the Subsidiary Issuer that are derived from the earnings and cash flow generated by the Subsidiary Issuer. Through September 27, 2013, dividends totaling $32.5 million have been paid to the Parent Company from the Subsidiary Issuer for the purpose of funding interest payments on the HoldCo Notes.

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

The condensed consolidating financial statements presented below, for all financial statement periods presented, reflect the historical accounting basis for the Subsidiary Issuer and for the Guarantor Subsidiaries, with the exception of JanPak, which was recorded at fair value at the date of acquisition. In the Successor periods, certain purchase accounting adjustments resulting from the Merger are reflected in the consolidating adjustments column.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 27, 2013
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$242	$5,858	$2,926	$—	$9,026
Accounts receivable - trade, net	—	159,335	26,211	—	185,546
Inventories	—	236,362	24,862	—	261,224
Intercompany receivable	17,937	—	11,343	(29,280)	—
Other current assets	28,209	45,455	4,401	(17,024)	61,041
Total current assets	46,388	447,010	69,743	(46,304)	516,837

Property and equipment, net	—	54,209	4,035	—	58,244
Goodwill	—	346,025	18,179	137,289	501,493
Other intangible assets, net	14,761	128,256	32,291	277,767	453,075
Investment in subsidiaries	777,960	101,900	—	(879,860)	—
Other assets	—	2,438	8,375	(836)	9,977
Total assets	$839,109	$1,079,838	$132,623	$(511,944)	$1,539,626

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$106,865	$16,280	$—	$123,145
Accrued expenses and other current liabilities	7,791	82,024	14,346	(19,672)	84,489
Intercompany payable	—	29,280	—	(29,280)	—
Current portion of capital leases	—	302	—	—	302
Total current liabilities	7,791	218,471	30,626	(48,952)	207,936

Long-Term Liabilities:
Long-term debt and capital leases, net of current portion	365,000	420,046	—	19,152	804,198
Other liabilities	111,888	64,265	97	(3,188)	173,062
Total liabilities	484,679	702,782	30,723	(32,988)	1,185,196

Stockholders' Equity	354,430	377,056	101,900	(478,956)	354,430
Total liabilities and stockholders' equity	$839,109	$1,079,838	$132,623	$(511,944)	$1,539,626

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2013
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$360,846	$60,695	$—	$421,541
Cost of sales	—	229,015	45,548	—	274,563
Gross profit	—	131,831	15,147	—	146,978

Operating Expenses:
Selling, general and administrative expenses	95	122,166	7,382	409	130,052
Depreciation and amortization	—	6,768	445	5,318	12,531
Merger related expenses	—	303	—	—	303
Operating (loss) income	(95)	2,594	7,320	(5,727)	4,092

Equity earnings of subsidiaries	3,050	(5,184)	—	2,134	—

Interest and other (expense) income, net	(9,653)	(7,384)	755	977	(15,305)
(Loss) income before income taxes	(12,798)	394	8,075	(6,884)	(11,213)
Income tax (benefit) provision	(5,592)	(1,306)	2,891	—	(4,007)
Net (loss) income	(7,206)	1,700	5,184	(6,884)	(7,206)
Other comprehensive income	159	159	—	(159)	159
Comprehensive (loss) income	$(7,047)	$1,859	$5,184	$(7,043)	$(7,047)
____________________

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE PERIOD FROM SEPTEMBER 8, 2012 THROUGH SEPTEMBER 28, 2012
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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2013
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$1,025,002	$182,998	$—	$1,208,000
Cost of sales	—	653,101	137,892	—	790,993
Gross profit	—	371,901	45,106	—	417,007

Operating Expenses:
Selling, general and administrative expenses	226	324,070	22,157	835	347,288
Depreciation and amortization	—	20,302	1,329	15,952	37,583
Merger related expenses	55	1,220	—	—	1,275
Operating (loss) income	(281)	26,309	21,620	(16,787)	30,861

Equity earnings of subsidiaries	(3,518)	(15,095)	—	18,613	—

Interest and other (expense) income, net	(28,911)	(22,292)	2,216	2,880	(46,107)
(Loss) income before income taxes	(25,674)	19,112	23,836	(32,520)	(15,246)
Income tax (benefit) provision	(18,160)	1,687	8,741	—	(7,732)
Net (loss) income	(7,514)	17,425	15,095	(32,520)	(7,514)
Other comprehensive loss	(259)	(259)	—	259	(259)
Comprehensive (loss) income	$(7,773)	$17,166	$15,095	$(32,261)	$(7,773)

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE PERIOD FROM SEPTEMBER 8, 2012 THROUGH SEPTEMBER 28, 2012
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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2013
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(31,471)	$11,460	$31,557	$—	$11,546
Cash Flows from Investing Activities:
Purchases of property and equipment, net	—	(14,017)	(398)	—	(14,415)
Dividends received from subsidiary issuer	32,500	—	—	(32,500)	—
Net cash provided by (used in) investing activities	32,500	(14,017)	(398)	(32,500)	(14,415)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	1,845	—	—	1,845
Proceeds from ABL Facility	—	104,000	—	—	104,000
Payments on ABL Facility	—	(111,500)	—	—	(111,500)
Payment of debt financing costs	(228)	—	—	—	(228)
Payments on capital lease obligations	—	(399)	—	—	(399)
Proceeds from issuance of common stock	800	—	—	—	800
Dividends paid to parent company	—	(32,500)	—	32,500	—
Intercompany activity	(2,814)	33,294	(30,480)	—	—
Net cash (used in) provided by financing activities	(2,242)	(5,260)	(30,480)	32,500	(5,482)
Effect of exchange rate changes on cash and cash equivalents	—	(128)	—	—	(128)
Net (decrease) increase in cash and cash equivalents	(1,213)	(7,945)	679	—	(8,479)
Cash and cash equivalents at beginning of period	1,455	13,803	2,247	—	17,505
Cash and cash equivalents at end of period	$242	$5,858	$2,926	$—	$9,026

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD SEPTEMBER 8, 2012 THROUGH SEPTEMBER 28, 2012
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(35,728)	$6,354	$(2)	$—	$(29,376)
Cash Flows from Investing Activities:
Acquisition of Interline Brands, Inc.	(825,717)	—	—	—	(825,717)
Purchases of property and equipment, net	—	(1,294)	—	—	(1,294)
Dividends received from subsidiary issuer	162,261	—	—	(162,261)	—
Net cash used in investing activities	(663,456)	(1,294)	—	(162,261)	(827,011)
Cash Flows from Financing Activities:
Proceeds from equity contributions, net	350,886	—	—	—	350,886
Increase in purchase card payable, net	—	2,819	—	—	2,819
Proceeds from issuance of HoldCo Notes	365,000	—	—	—	365,000
Proceeds from ABL Facility	—	80,000	—	—	80,000
Payments on ABL Facility	—	(11,000)	—	—	(11,000)
Payment of debt financing costs	(16,701)	(9,645)	—	—	(26,346)
Payments on capital lease obligations	—	(46)	—	—	(46)
Dividends paid to parent company	—	(162,261)	—	162,261	—
Net cash provided by (used in) financing activities	699,185	(100,133)	—	162,261	761,313
Effect of exchange rate changes on cash and cash equivalents	—	(19)	—	—	(19)
Net increase (decrease) in cash and cash equivalents	1	(95,092)	(2)	—	(95,093)
Cash and cash equivalents at beginning of period	—	107,527	75	—	107,602
Cash and cash equivalents at end of period	$1	$12,435	$73	$—	$12,509

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, the impact of the Merger, as defined in "Recent Developments" below, and amounts that may be paid for resolution of legal matters. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions, including, without limitation, certain statements in “Results of Operations”, “Liquidity and Capital Resources”, and Item 3. Quantitative and Qualitative Disclosures About Market Risk. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

•	general market conditions,

•	our level of debt,

•	future cash flows,

•	the highly competitive nature of the maintenance, repair and operations distribution industry,

•	apartment vacancy rates and effective rents,

•	governmental and educational budget constraints,

•	work stoppages or other business interruptions at transportation centers or shipping ports,

•	our ability to accurately predict market trends,

•	adverse publicity,

•	the impact of the resolution of current or future legal claims,

•	the loss of significant customers,

•	adverse changes in trends in the home improvement and remodeling and home building markets,

•	health care costs,

•	product cost and price fluctuations due to inflation and currency exchange rates,

•	labor and benefit costs,

•	inability to identify, acquire and successfully integrate acquisition candidates,

•	our ability to purchase products from suppliers on favorable terms,

•	fluctuations in the cost of commodity-based products and raw materials (such as copper) and fuel prices,

•	our customers' ability to pay us,

•	inability to realize expected benefits from acquisitions,

•	consumer spending and debt levels,

•	interest rate fluctuations,

•	weather conditions and catastrophic weather events,

•	material facilities and systems disruptions and shutdowns,

•	the length of our supply chains,

•	dependence on key employees,

•	credit market contractions,

•	changes to tariffs between the countries in which we operate,

•	our ability to protect trademarks,

•	changes in governmental regulations related to our product offerings, and

•	changes in consumer preferences.

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

We market and sell our products primarily through thirteen distinct and targeted brands, each of which is recognized in the facilities maintenance markets they serve for providing quality products at competitive prices with reliable same-day or next-day delivery. The AmSan®, JanPak®, CleanSource®, Sexauer®, and Trayco® brands generally serve our institutional facilities customers;
the Wilmar® and Maintenance USA® brands generally serve our multi-family housing facilities customers; and the Barnett®, Copperfield®, U.S. Lock®, Hardware Express®, LeranSM and AF Lighting® brands generally serve our residential facilities customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a sales force of approximately 800 field sales representatives, approximately 400 inside sales and customer service representatives, a direct marketing program consisting of catalogs and promotional flyers, brand‑specific websites, a national accounts sales program, and other supply chain programs, such as vendor managed inventory.

We deliver our products through our network of 69 distribution centers and 21 professional contractor showrooms located throughout the United States, Canada, and Puerto Rico, 67 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks and third party carriers. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

Results of Operations

The following table presents information derived from the consolidated statements of operations expressed as a percentage of net sales in accordance with GAAP. GAAP requires that we separately present our results for the period September 8, 2012 through September 28, 2012 ("Successor Period") and for the periods from June 30, 2012 through September 7, 2012 and December 31, 2011 through September 7, 2012 ("Predecessor Periods"). Management believes reviewing our operating results for the three and nine months ended September 27, 2013 and September 28, 2012 by combining the results of the Predecessor and Successor periods is more useful in identifying trends in, or reaching conclusions regarding, our overall operating performance and performs reviews at that level. Accordingly, in addition to presenting our results of operations as reported in our consolidated financial statements in accordance with GAAP, the table below presents the non-GAAP combined results for the three and nine months ended September 27, 2013 and September 28, 2012, which we also use to compute the percentage change to the prior year, as we believe this presentation provides a more meaningful basis for comparison of our results. The combined operating results may not reflect the actual results we would have achieved had the Merger transaction closed prior to September 7, 2012, and may not be predictive of our future results of operations.

	Amount (in thousands)	% of Net Sales		% of Net Sales	Amount (in thousands)	% of Net Sales	% Increase (Decrease) 2013 vs. Combined 2012(1)
	Successor			Predecessor
	For the three months ended September 27, 2013		For the period September 8, 2012 through September 28, 2012	For the period June 30, 2012 through September 7, 2012	For the combined three months ended September 28, 2012
Net sales	$421,541	100.0%	100.0%	100.0%	$350,250	100.0%	20.4%
Cost of sales	274,563	65.1	62.5	64.0	222,895	63.6	23.2
Gross profit	146,978	34.9	37.5	36.0	127,355	36.4	15.4

Operating Expenses:
Selling, general and administrative expenses	130,052	30.9	25.1	26.7	92,191	26.3	41.1
Depreciation and amortization	12,531	3.0	2.9	1.9	7,415	2.1	69.0
Merger related expenses	303	0.1	46.6	6.3	54,559	15.6	(99.4)
Total operating expenses	142,886	33.9	74.6	34.8	154,165	44.0	(7.3)
Operating income (loss)	4,092	1.0	(37.1)	1.2	(26,810)	(7.7)	(115.3)

Loss on extinguishment of debt, net	—	—	—	(0.8)	(2,214)	(0.6)	(100.0)
Interest expense	(15,753)	(3.7)	(5.0)	(1.7)	(8,588)	(2.5)	83.4
Interest and other income	448	0.1	0.2	0.2	639	0.2	(29.9)
Loss before income taxes	(11,213)	(2.7)	(42.0)	(1.1)	(36,973)	(10.6)	(69.7)
Income tax (benefit) provision	(4,007)	(1.0)	(11.4)	0.2	(8,597)	(2.5)	(53.4)
Net loss	$(7,206)	(1.7)%	(30.5)%	(1.4)%	$(28,376)	(8.1)%	(74.6)%
____________________

(1)	Percent increase (decrease) represents the actual change as a percentage of the combined prior year’s result.

The following discussion refers to the terms average daily sales and average organic daily sales. Average daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time. Average organic daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period. There were 63 shipping days in both the three months ended September 27, 2013 and combined three months ended September 28, 2012. There were 191 shipping days in the nine months ended September 27, 2013 and 192 shipping days in the combined nine months ended September 28, 2012.

    Overview. During the three months ended September 27, 2013, our sales increased 20.4% versus the prior year combined period, primarily reflecting the impact from the JanPak acquisition, continued economic improvements across our facilities maintenance end-market, combined with our continued investments in our sales forces and our information technology. On an organic basis, our sales increased 3.0% as compared to the prior year comparable period. Sales to our institutional facilities customers, which comprised 50% of our total sales, increased 44.7% in total, primarily from the JanPak acquisition, which was acquired during December 2012, and 2.2% on an average organic sales basis. Sales to our multi-family housing facilities customers, which comprised 31% of our total sales, increased 4.8%. Sales to our residential facilities customers, which comprised 19% of our total sales, increased 2.3%. We expect these trends to continue for the remainder of 2013 as we continue to invest in our sales force and other key areas of our business. We believe these investments will continue to improve our competitive position and enhance our market capabilities.

Operating income as a percentage of net sales was 1.0% in the three months ended September 27, 2013, compared to operating loss as a percentage of net sales of 7.7% in the combined third quarter of 2012. The change in operating income as a percentage of sales was primarily a result of lower Merger related expenses, offset in part by litigation related costs (refer to Note 6. Commitments and Contingencies, in Part I, Item 1 on this Form 10-Q for further information related to this matter), higher depreciation and amortization expense, which was predominantly driven by the purchase accounting impact of the Merger, higher distribution consolidation costs, and the impact from the JanPak acquisition.

Net loss as a percentage of net sales was 1.7% in the three months ended September 27, 2013 compared to 8.1% in the comparable prior year combined period as a result of the above impacts to operating income combined with increased interest expense as a result of the financing transactions associated with the Merger.

Three Months Ended September 27, 2013 Compared to the Combined Three Months Ended September 28, 2012

Net Sales. Net sales increased by $71.3 million, or 20.4%, to $421.5 million in the three months ended September 27, 2013 from $350.3 million in the combined three months ended September 28, 2012. Sales to our institutional facilities customers increased by $64.4 million (of which $60.7 million related to the JanPak acquisition), sales to our multi-family housing facilities customers increased by $6.0 million, and sales to our residential facilities customers increased by $1.8 million. On an organic basis, our sales increased 3.0%. On an uncombined basis, net sales increased by $340.6 million and $152.2 million for the three months ended September 27, 2013 as compared to the periods from September 8, 2012 through September 28, 2012 and June 30, 2012 through September 7, 2012, respectively. These increases are directly attributable to the comparison of 63 selling days in the current year Successor Period to 15 and 48 selling days in the prior year Successor and Predecessor Periods, respectively.

Gross Profit. Gross profit increased by $19.6 million, or 15.4%, to $147.0 million in the three months ended September 27, 2013 from $127.4 million in the combined three months ended September 28, 2012. Our gross profit margin decreased 150 basis points to 34.9% for the three months ended September 27, 2013 compared to 36.4% for the combined three months ended September 28, 2012. This decrease in gross profit margin was primarily related to the JanPak acquisition, which impacted our gross margin by 160 basis points, partially offset by a growth in our organic gross margin of 10 basis points. On an uncombined basis, gross profit increased by $116.7 million and $49.9 million for the three months ended September 27, 2013 as compared to the periods from September 8, 2012 through September 28, 2012 and June 30, 2012 through September 7, 2012, respectively. These increases are directly attributable to the comparison of 63 selling days in the current year Successor Period to 15 and 48 selling days in the prior year Successor and Predecessor Periods, respectively.

Selling, General and Administrative Expenses ("SG&A"). SG&A expenses increased by $37.9 million, or 41.1%, to $130.1 million in the three months ended September 27, 2013 from $92.2 million in the combined three months ended September 28, 2012. As a percentage of net sales, SG&A expenses increased 460 basis points to 30.9% for the three months ended September 27, 2013 compared to 26.3% for the combined three months ended September 28, 2012. The increase in SG&A expenses as a percentage of sales was primarily due to litigation related costs, higher distribution center consolidation costs, and higher delivery costs as compared to the prior year, partially offset by the favorable impact from the JanPak acquisition. On an uncombined basis, SG&A expenses increased by $109.8 million and $58.1 million for the three months ended September 27, 2013 as compared to the periods from September 8, 2012 through September 28, 2012 and June 30, 2012 through September 7, 2012, respectively. These increases are directly attributable to the comparison of 65 expense days in the current year Successor Period to 15 and 50 expense days in the prior year Successor and Predecessor Periods, respectively, combined with the litigation related costs discussed above.

Depreciation and Amortization. Depreciation and amortization expense increased by $5.1 million, or 69.0%, to $12.5 million in the three months ended September 27, 2013 from $7.4 million in the combined three months ended September 28, 2012. As a percentage of net sales, depreciation and amortization was 3.0% for the three months ended September 27, 2013 and 2.1% for the combined three months ended September 28, 2012. The increase in depreciation expense was due to the depreciation of the acquired JanPak fixed assets, combined with higher capital spending associated with our information technology infrastructure and distribution center consolidation and integration efforts that occurred during the last three years. The increase in amortization expense was primarily driven by the incremental amortization of the fair value adjustments for the definite-lived intangible asset values recorded as a result of the Merger, as well as the amortization expense associated with the definite-lived intangible assets recorded in connection with the JanPak acquisition. On an uncombined basis, depreciation and amortization expense increased by $10.2 million and $7.5 million for the three months ended September 27, 2013 as compared to the periods from September 8, 2012 through September 28, 2012 and June 30, 2012 through September 7, 2012, respectively. These increases are directly attributable to the comparison of 65 expense days in the current year Successor Period to 15 and 50 expense days in the prior year Successor and Predecessor Periods, respectively, combined with the increase in amortization on the definite-lived intangibles identified in connection with the Merger transaction, as well as the depreciation and amortization expense associated with the definite-lived tangible and intangible assets acquired with the JanPak acquisition.

Merger related expenses. Merger related expenses incurred in the three months ended September 27, 2013 of $0.3 million were comprised of transaction related compensation of $0.1 million and professional fees of $0.2 million, all incurred as a direct result of the Merger.

Operating income (loss). As a result of the foregoing, operating income (loss) changed by $30.9 million, or 115.3%, to an operating income of $4.1 million in the three months ended September 27, 2013 from an operating loss of $26.8 million in the combined three months ended September 28, 2012.

Loss on extinguishment of debt. In connection with the termination of the previous asset-based revolving facility, $2.2 million of unamortized deferred debt financing costs were written off during the third quarter of the prior year. There was no extinguishment of debt that occurred during the current year.

Interest Expense. Interest expense increased $7.2 million, or 83.4%, to $15.8 million in the three months ended September 27, 2013 from $8.6 million in the combined three months ended September 28, 2012. The increase in interest expense was directly attributable to the issuance of the HoldCo Notes to finance the Merger, the borrowings made under the ABL Facility, and the incremental interest expense resulting from the modification of the OpCo Notes, as more fully discussed in "Liquidity and Capital Resources" below. On an uncombined basis, interest expense increased by $11.7 million and $11.2 million for the three months ended September 27, 2013 as compared to the periods from September 8, 2012 through September 28, 2012 and June 30, 2012 through September 7, 2012, respectively. These increases are directly attributable to the comparison of 65 expense days in the current year Successor Period to 15 and 50 expense days in the prior year Successor and Predecessor Periods, respectively, combined with the increase in interest expense as a result of the financing transactions discussed above.

Income tax (benefit) provision. Income taxes changed by $4.6 million, or 53.4%, to a benefit of $4.0 million in the three months ended September 27, 2013, from a benefit of $8.6 million in the combined three months ended September 28, 2012. The effective tax rate for the three months ended September 27, 2013, for the period from September 8, 2012 through September 28, 2012 and the period June 30, 2012 through September 7, 2012 was 35.7%, 27.2% and 20.7%, respectively. The change in the effective tax rate was caused by the impact of the Merger, primarily driven by the interest expense on the HoldCo Notes, a decrease in certain state income taxes, combined with litigation related costs incurred during the period.

	Amount (in thousands)	% of Net Sales		% of Net Sales	Amount (in thousands)	% of Net Sales	% Increase (Decrease) 2013 vs. Combined 2012(1)
	Successor			Predecessor
	For the nine months ended September 27, 2013		For the period September 8, 2012 through September 28, 2012	For the period December 31, 2011 through September 7, 2012	For the combined nine months ended September 28, 2012
Net sales	$1,208,000	100.0%	100.0%	100.0%	$998,653	100.0%	21.0%
Cost of sales	790,993	65.5	62.5	63.6	634,634	63.5	24.6
Gross profit	417,007	34.5	37.5	36.4	364,019	36.5	14.6

Operating Expenses:
Selling, general and administrative expenses	347,288	28.7	25.1	27.8	275,680	27.6	26.0
Depreciation and amortization	37,583	3.1	2.9	1.9	20,074	2.0	87.2
Merger related expenses	1,275	0.1	46.6	2.1	56,744	5.7	(97.8)
Total operating expenses	386,146	32.0	74.6	31.8	352,498	35.3	9.5
Operating income (loss)	30,861	2.6	(37.1)	4.5	11,521	1.2	167.9

Loss on extinguishment of debt, net	—	—	—	(0.2)	(2,214)	(0.2)	(100.0)
Interest expense	(47,356)	(3.9)	(5.0)	(1.8)	(20,690)	(2.1)	128.9
Interest and other income	1,249	0.1	0.2	0.2	1,651	0.2	(24.3)
(Loss) income before income taxes	(15,246)	(1.3)	(42.0)	2.6	(9,732)	(1.0)	56.7
Income tax (benefit) provision	(7,732)	(0.6)	(11.4)	1.2	2,158	0.2	(458.3)
Net (loss) income	$(7,514)	(0.6)%	(30.5)%	1.4%	$(11,890)	(1.2)%	(36.8)%
___________________

(1)	Percent increase (decrease) represents the actual change as a percentage of the combined prior year’s result.

Nine Months Ended September 27, 2013 Compared to the Combined Nine Months Ended September 28, 2012

Net Sales. Net sales increased by $209.3 million, or 21.0%, to $1,208.0 million in the nine months ended September 27, 2013 from $998.7 million in the combined nine months ended September 28, 2012. On an average daily sales basis, net sales increased 21.6%. Sales to our institutional facilities customers increased by $198.0 million (of which $186.8 million related to acquisitions), sales to our multi-family housing facilities customers increased by $10.8 million, and sales to our residential facilities customers increased by $3.2 million. On an organic basis, our sales increased 2.3%, and on an average organic daily sales basis, our sales increased 2.8%. On an uncombined basis, net sales increased by $1,127.1 million and $290.2 million for the nine months ended September 27, 2013 as compared to the periods from September 8, 2012 through September 28, 2012 and December 31, 2011 through September 7, 2012, respectively. These increases are directly attributable to the comparison of 191 selling days in the current year Successor Period to 15 and 177 selling days in the prior year Successor and Predecessor Periods, respectively.

Gross Profit. Gross profit increased by $53.0 million, or 14.6%, to $417.0 million in the nine months ended September 27, 2013 from $364.0 million in the combined nine months ended September 28, 2012. Our gross profit margin decreased 200 basis points to 34.5% for the nine months ended September 27, 2013 compared to 36.5% for the combined nine months ended September 28, 2012. This decrease in gross profit margin was primarily related to our acquisitions, which accounted for 180 basis points of the decrease in gross profit margins, while the remaining decline was primarily attributable to changes in customer and product mix as compared to the prior year. On an uncombined basis, gross profit increased by $386.7 million and $83.3 million for the nine months ended September 27, 2013 as compared to the periods from September 8, 2012 through September 28, 2012 and December 31, 2011 through September 7, 2012, respectively. These increases are directly attributable to the comparison of 191 selling days in the current year Successor Period to 15 and 177 selling days in the prior year Successor and Predecessor Periods, respectively.

Selling, General and Administrative Expenses. SG&A expenses increased by $71.6 million, or 26.0%, to $347.3 million in the nine months ended September 27, 2013 from $275.7 million in the combined nine months ended September 28, 2012. As a percentage of net sales, SG&A expenses increased 110 basis points to 28.7% for the nine months ended September 27, 2013 compared to 27.6% for the combined nine months ended September 28, 2012. The increase in SG&A expenses as a percentage of sales was primarily due to litigation related costs, and higher distribution center consolidation costs, partially offset by the favorable impact from the JanPak acquisition. On an uncombined basis, SG&A expenses increased by $327.0 million and $91.9 million for the nine months ended September 27, 2013 as compared to the periods from September 8, 2012 through September 28, 2012 and December 31, 2011 through September 7, 2012, respectively. These increases are directly attributable to the comparison of 195 expense days in the current year Successor Period to 15 and 180 expense days in the prior year Successor and Predecessor Periods, respectively, combined with the litigation related costs discussed above.

Depreciation and Amortization. Depreciation and amortization expense increased by $17.5 million, or 87.2%, to $37.6 million in the nine months ended September 27, 2013 from $20.1 million in the combined nine months ended September 28, 2012. As a percentage of net sales, depreciation and amortization was 3.1% for the nine months ended September 27, 2013 and 2.0% for the combined nine months ended September 28, 2012. The increase in depreciation expense was due to the depreciation of the acquired JanPak fixed assets, combined with higher capital spending associated with our information technology infrastructure and distribution center consolidation and integration efforts that occurred during the last three years. The increase in amortization expense was primarily driven by the incremental amortization of the fair value adjustments for the definite-lived intangible asset values recorded as a result of the Merger, as well as the amortization expense associated with the definite-lived intangible assets recorded in connection with the JanPak acquisition. On an uncombined basis, depreciation and amortization expense increased by $35.2 million and $19.9 million for the nine months ended September 27, 2013 as compared to the periods from September 8, 2012 through September 28, 2012 and December 31, 2011 through September 7, 2012, respectively. These increases are directly attributable to the comparison of 195 expense days in the current year Successor Period to 15 and 180 expense days in the prior year Successor and Predecessor Periods, respectively, combined with the increase in amortization on the definite-lived intangibles identified in connection with the Merger transaction, as well as the depreciation and amortization expense associated with the definite-lived tangible and intangible assets acquired with the JanPak acquisition.

Merger related expenses. Merger related expenses incurred in the nine months ended September 27, 2013 of $1.3 million were comprised of transaction related compensation of $0.7 million, professional fees of $0.4 million, and other costs of $0.2 million, all incurred as a direct result of the Merger.

Operating income. As a result of the foregoing, operating income increased by $19.3 million, or 167.9%, to $30.9 million in the nine months ended September 27, 2013 from $11.5 million in the combined nine months ended September 28, 2012.

Loss on extinguishment of debt. In connection with the termination of the previous asset-based revolving facility, $2.2 million of unamortized deferred debt financing costs were written off during the third quarter of the prior year. There was no extinguishment of debt that occurred during the current year.

Interest Expense. Interest expense increased $26.7 million, or 128.9%, to $47.4 million in the nine months ended September 27, 2013 from $20.7 million in the combined nine months ended September 28, 2012. The increase in interest expense was directly attributable to the issuance of the HoldCo Notes to finance the Merger, the borrowings made under the ABL Facility, and the incremental interest expense resulting from the modification of the OpCo Notes, as more fully discussed in "Liquidity and Capital Resources" below. On an uncombined basis, interest expense increased by $43.3 million and $30.7 million for the nine months ended September 27, 2013 as compared to the periods from September 8, 2012 through September 28, 2012 and December 31, 2011 through September 7, 2012, respectively. These increases are directly attributable to the comparison of 195 expense days in the current year Successor Period to 15 and 180 expense days in the prior year Successor and Predecessor Periods, respectively, combined with the increase in interest expense as a result of the financing transactions discussed above.

Income tax (benefit) provision. Income taxes changed by $9.9 million, or 458.3%, to a benefit of $7.7 million in the nine months ended September 27, 2013, as compared to a provision of $2.2 million for the combined nine months ended September 28, 2012. The effective tax rate for the nine months ended September 27, 2013, for the period from September 8, 2012 through September 28, 2012, and the period from December 31, 2011 through September 7, 2012 was 50.7%, 27.2% and 47.0%, respectively. The change in the effective tax rate was caused by the impact of the Merger, primarily driven by the interest expense on the HoldCo Notes, a decrease in certain state income taxes, combined with litigation related costs incurred during the period.

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

Interline New Jersey and the Company were in compliance with all covenants contained in the ABL Facility, OpCo Notes, and HoldCo Notes as of September 27, 2013.

Liquidity

Historically, our capital requirements have been for debt service obligations, working capital requirements, including inventories, accounts receivable and accounts payable, acquisitions, the expansion and maintenance of our distribution network and upgrades of our information systems. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through cash flow generated from operating activities and funds borrowed under our credit facility. We expect our cash on hand, cash flow from operations and availability under our ABL Facility to be our primary source of funds in the future. From time to time, based on market conditions and other factors, we may repay or refinance all or any of our existing indebtedness, including repurchasing our bonds, or incur additional indebtedness. Letters of credit, which are issued under our ABL Facility, are used to support payment obligations incurred for our general corporate purposes.

As of September 27, 2013, we had $146.3 million of availability under our ABL Facility, net of $8.7 million in letters of credit. We believe that cash and cash equivalents on hand, cash flow from operations and available borrowing capacity under our ABL Facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the foreseeable future.

Financial Condition

Working capital decreased by $0.7 million to $308.9 million as of September 27, 2013 from $309.6 million as of December 28, 2012. The decrease in working capital was primarily driven by the litigation related costs.

Cash Flow

Operating Activities. Net cash provided by operating activities was $11.5 million for the nine months ended September 27, 2013, compared to net cash used in operating activities of $29.4 million for the period from September 8, 2012 through September 28, 2012, and net cash provided by operating activities of $25.0 million for the period from December 31, 2011 through September 7, 2012.

Successor. Net cash provided by operating activities of $11.5 million for the nine months ended September 27, 2013 primarily consisted of net loss of $7.5 million, adjustments for non-cash items of $29.9 million and net cash used by working capital items of $10.5 million. Adjustments for non-cash items primarily consisted of $37.6 million in depreciation and amortization of property and equipment and intangible assets, which includes increased amortization on the incremental step-up in customer relationships recorded in connection with purchase accounting for the Merger as well as amortization of the acquired JanPak customer relationships, $3.9 million in share-based compensation, $2.8 million of amortization of debt financing costs, and $1.8 million in provisions for doubtful accounts. These amounts were partially offset by $13.0 million in deferred income taxes, $2.3 million in amortization of the fair value adjustment recorded to the OpCo Notes in connection with the Merger, $0.6 million of amortization of deferred lease incentive obligations, and $0.3 million of other items. The cash used by working capital items primarily consisted of $29.9 million from increased trade receivables, net of changes in provision for doubtful accounts, resulting from increased sales in the current year as compared to the prior year, $11.8 million from increased inventory levels due to increased demand for our products, a$2.0 million decrease in accrued interest due to normal timing of accrual and payment activity, and $0.8 million in increased prepaid expenses and other current assets primarily as a result of timing of collections of rebates from our vendors. The cash used by working capital items was partially offset by $17.5 million from an increase in accrued expenses and other current liabilities as a result of the accrual for litigation related costs, offset in part by lower payroll and incentive compensation accruals as compared to prior year-end due to timing of payments, timing of promotional spending, and timing of other miscellaneous accrual and payment activity, $10.7 million from increased trade payables balances as a result of the timing of purchases and related payments, and $5.9 million from changes in income taxes.

Successor. Net cash used in operating activities of $29.4 million for the period from September 8, 2012 through September 28, 2012 primarily consisted of net loss of $24.7 million, adjustments for non-cash items of $13.9 million and cash used by working capital items of $18.5 million. Adjustments for non-cash items primarily consisted of $7.0 million in share-based compensation associated with the modification of the rolled over options as a result of the Merger transactions, $4.4 million in deferred income taxes, $2.4 million in depreciation and amortization of property and equipment and intangible assets, which includes increased amortization on the incremental step-up in customer relationships recorded in connection with purchase accounting for the Merger transactions, and $0.3 million in amortization of debt financing costs. These amounts were partially offset by $0.2 million in amortization of the fair value adjustment recorded to the OpCo Notes in connection with the Merger transactions. The cash used by working capital items primarily consisted of $14.1 million from changes in income taxes, $9.6 million from a decrease in accrued expenses and other current liabilities as a result of costs associated with the Merger, timing of sales tax payments, offset in part by lower payroll and incentive compensation accruals as compared to prior year-end due to timing of payments, $6.2 million from increased inventory levels primarily related to normal seasonal demands of the business, and $1.7 million in increased prepaid expenses and other current assets primarily as a result of timing of collections of rebates from our vendors. The use of cash was partially offset by $7.3 million from increased trade payables balances as a result of the timing of purchases and related payments, $3.6 million increase in accrued interest due in part to interest on the ABL Facility and HoldCo Notes that were incurred in connection with the Merger transactions, combined with the increase in the interest rate on the OpCo notes, as well as normal timing of accrual and payment activity on the OpCo Notes, and $2.1 million from decreased trade receivables, net of changes in provision for doubtful accounts, resulting from timing of sales and collections.

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

Investing Activities. Net cash used in investing activities was $14.4 million for the nine months ended September 27, 2013, $827.0 million for the period from September 8, 2012 through September 28, 2012 and $15.2 million for the period December 31, 2011 through September 7, 2012.

Successor. Net cash used in investing activities for the nine months ended September 27, 2013 was attributable to $14.4 million of capital expenditures made in the ordinary course of business.

Successor. Net cash used in investing activities for the period from September 8, 2012 through September 28, 2012 was attributable to $825.7 million in cash paid to acquire the Company in connection with the Merger transactions, and $1.3 million of capital expenditures made in the ordinary course of business.

Predecessor. Net cash used in investing activities for the period from December 31, 2011 through September 7, 2012 was attributable to $12.0 million of capital expenditures made in the ordinary course of business and $3.3 million related to the purchase of a business.

Financing Activities. Net cash used in financing activities totaled $5.5 million for the nine months ended September 27, 2013, compared to net cash provided by financing activities of $761.3 million for the period from September 8, 2012 through September 28, 2012 and $0.7 million for the period December 31, 2011 through September 7, 2012.

Successor. Net cash used in financing activities for the nine months ended September 27, 2013 was attributable to $7.5 million in net payments on the ABL Facility, $0.4 million of payments on capital lease obligations, and $0.2 million of payments for debt financing costs, offset in part by a $1.8 million net increase in purchase card payable, and $0.8 million of proceeds from the issuance of common stock.

Successor. Net cash provided by financing activities for the period from September 8, 2012 through September 28, 2012 was attributable to $365.0 million in proceeds from the issuance of the HoldCo notes in connection with the Merger transactions, $350.9 million of equity proceeds in connection with the Merger transactions, $80.0 million in proceeds from the ABL Facility, and a $2.8 million net increase in purchase card payable, offset in part by $26.3 million payment of debt financing costs on the ABL Facility, OpCo Notes, and HoldCo Notes, which were incurred or modified in connection with the Merger transactions, and $11.0 million in repayments on the ABL Facility.

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

Capital Expenditures

Capital expenditures were $14.4 million during the nine months ended September 27, 2013, compared to $1.3 million for the period from September 8, 2012 through September 28, 2012 and $12.0 million for the period December 31, 2011 through September 7, 2012. Capital expenditures as a percentage of net sales were 1.2% for the nine months ended September 27, 2013, and 1.3% for the combined nine months ended September 28, 2012. Capital expenditures during 2013 and 2012 were driven primarily by the continued consolidation of our distribution center network, including the investments in larger, more efficient distribution centers and enhancements to our information technology systems. We expect our capital expenditures during the remainder of 2013 to be comparable with our historical capital expenditures as a percentage of sales.

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

The applicable rates for Category 2 and Category 3 described above will be subject to a 0.25% step-down from the spread described above if the fixed charge coverage ratio for the period of four consecutive fiscal quarters ending on the last day of the fiscal quarter most recently ended is greater than 1.50:1.00. As of September 27, 2013, the interest rate in effect with respect to the ABL Facility was 1.69% for the Eurodollar revolving loans and 3.75% for the ABR revolving loans.

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

In connection with the Merger, the OpCo Notes were amended to modify the definition of “Change of Control” and add a definition of “Permitted Holders” in the related indenture, which permitted the Merger to occur without triggering a “Change of Control” under the indenture governing the OpCo Notes. As consideration for these amendments, and in addition to a consent payment of $1.5 million, Interline New Jersey agreed to certain additional amendments that applied from and including the Merger date. These additional amendments included, among other items, increasing the interest rate on the OpCo Notes from 7.00% to 7.50% per annum, increasing the redemption price of the OpCo Notes for certain periods, making the OpCo Notes and the related guarantees rank equal in right of payment to all future incurrences of senior indebtedness (including the ABL Facility) and replacing the restriction on the incurrence of secured indebtedness contained in the anti-layering covenant with a covenant restricting Interline New Jersey and its restricted subsidiaries from incurring liens, other than permitted liens, without equally and ratably securing the OpCo Notes. Additionally, the OpCo Notes were remeasured to the fair value on the date of the Merger transactions, which resulted in a premium of $22.5 million that is being amortized through interest expense over the term of the OpCo Notes using the effective interest method. Debt financing costs capitalized in connection with the modification of the OpCo Notes were $4.4 million, and the unamortized balance of the originally capitalized debt financing costs of $5.7 million were allocated to goodwill in connection with purchase accounting.

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

The HoldCo Notes are the Company's general senior unsecured obligations; rank pari passu in right of payment with all existing and future indebtedness of the Company, other than subordinated obligations; are senior in right of payment to any future subordinated obligations of the Company; are not guaranteed by any subsidiary of the Company; are effectively subordinated to any existing or future obligations of the Company that are secured by liens on assets of the Company (including the Company's guarantee of the ABL Facility, which is secured by a pledge of the stock of Interline New Jersey) to the extent of the value of such assets, unless the HoldCo Notes are equally and ratably secured by such assets; are structurally subordinated to all existing and future indebtedness (including the OpCo Notes and indebtedness under the ABL Facility) of, and other claims and obligations (including preferred stock) of, the subsidiaries of the Company, except to the extent a subsidiary of the Company executes a guaranty agreement in the future. The HoldCo Notes are not guaranteed by any of the Company's subsidiaries.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 28, 2012 filed with the SEC. During the nine months ended September 27, 2013, there were no significant changes to any of our critical accounting policies.

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

Interest Rate Risk

Our variable rate term debt is sensitive to changes in the general level of interest rates. As of September 27, 2013, the interest rate in effect with respect to the outstanding balance of $120.0 million variable rate debt was 1.69% for the Eurodollar revolving loans and 3.75% for the ABR revolving loans. While our variable rate term debt obligations expose us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance, results of operations, or cash flows. Based on the outstanding variable rate debt as of September 27, 2013, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $1.2 million pre-tax change to our statement of operations.

The fair market value of our ABL Facility, OpCo Notes, and HoldCo Notes is subject to interest rate risk. As of September 27, 2013, the estimated fair market value of our debt was as shown below (in thousands):

	Fair Market Value	Percent of Par
ABL Facility	$120,104	100.09%
OpCo Notes	$317,250	105.75%
HoldCo Notes	$396,938	108.75%

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of September 27, 2013.

    Most of our foreign suppliers incur costs of production in non-U.S. currencies. Accordingly, depreciation of the U.S. dollar against foreign currencies could increase the price we pay for these products. A substantial portion of our products is sourced from suppliers in China and the value of the Chinese Yuan has increased relative to the U.S. dollar since July 2005, when it was allowed to fluctuate against a basket of foreign currencies. Most experts believe that the value of the Yuan will continue to increase relative to the U.S. dollar absent a policy change in how China regulates its currency. The continued increase in the value of the Chinese Yuan relative to the U.S. dollar would most likely result in an increase in the cost of products that are sourced from suppliers in China.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 27, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2013, our disclosure controls and procedures were effective to ensure that: (1) material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 27, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

In May 2011, we were named as a defendant in the case of Craftwood Lumber Company v. Interline Brands, Inc. ("Craftwood Matter"), filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, and subsequently removed to the United States District Court for the Northern District of Illinois. The complaint alleges that we sent unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“Junk Fax Act”). At the time of filing the initial complaint in state court, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from us during the four-year statute of limitations period. In its amended complaint filed in the United States District Court, the plaintiff seeks preliminary and permanent injunctive relief enjoining the Company from violating the Junk Fax Act, as well as statutory damages for each fax transmission found to be in violation of the Junk Fax Act. We continue to vigorously contest class action certification and liability; however, in light of our assessment of potential legal risks associated with the Craftwood Matter, a pre-tax charge $20.5 million was recorded in the third quarter of 2013. This estimated charge is included in selling, general and administrative expenses in the statements of operations for the three and nine months ended September 27, 2013. Actual results may differ. See Note 6. Commitments and Contingencies in Part I. Item 1 on this Form 10-Q for additional information.

We are involved in various other legal proceedings that have arisen in the ordinary course of our business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material effect upon our consolidated financial statements.

Because the outcome of litigation is inherently uncertain, we may not prevail in these proceedings and we cannot estimate our ultimate exposure in such proceedings if we do not prevail. Accordingly, any rulings against us in the above proceedings could have a material adverse effect on our financial performance and liquidity.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The following table summarizes the information with respect to sales made by the Company of shares of its common stock during the period from June 29, 2013 through September 27, 2013:

Date of Sale	Title of Securities Sold	Number of Shares Sold	Aggregate Sale Price
September 11, 2013	Common stock	196	$50,000

The sale of the Company's common stock was not subject to any underwriting discount or commission. The common stock was privately offered and sold to an accredited investor that is an employee of the Company pursuant to Rule 506 of Regulation D, and the sale was exempt from registration under the Securities Act of 1933.

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

INTERACTIVE DATA FILES
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1	Consolidated Balance Sheets (Unaudited) as of September 27, 2013 (Successor) and December 28, 2012 (Successor);

2
Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three months ended September 27, 2013 (Successor); for the period from September 8, 2012 through September 28, 2012 (Successor); and for the period from June 30, 2012 through September 7, 2012 (Predecessor);

3
Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited) for the nine months ended September 27, 2013 (Successor); for the period from September 8, 2012 through September 28, 2012 (Successor); and for the period from December 31, 2011 through September 7, 2012 (Predecessor);

4
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 27, 2013 (Successor); for the period from September 8, 2012 through September 28, 2012 (Successor); and for the period from December 31, 2011 through September 7, 2012 (Predecessor);

5	Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINE BRANDS, INC.
(Registrant)

November 12, 2013	/S/ JOHN K. BAKEWELL
Date	John K. Bakewell
Chief Financial Officer
(Duly Authorized Signatory and Principal Financial Officer)