Form 10-K
period 2013-12-27
INTERLINE BRANDS, INC./DE
filed 2014-02-25
CIK 1292900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended	December 27, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission File Number:	001-32380

INTERLINE BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0542659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 San Marco Boulevard Jacksonville, Florida	32207
(Address of principal executive offices)	(Zip Code)

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

As of February 21, 2014, there were 1,478,151 shares of the registrant’s common stock issued and outstanding, par value $0.01.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

FOR THE FISCAL YEAR ENDED DECEMBER 27, 2013

PART I

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, the impact of the Merger, as defined in Part I. Item 1 below, and amounts that may be paid for resolution of legal matters. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions, including, without limitation, certain statements in “Results of Operations” and “Liquidity and Capital Resources” in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

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

We market and sell our products primarily through thirteen distinct and targeted brands, each of which is recognized in the facilities maintenance markets they serve for providing quality products at competitive prices with reliable same-day or next-day delivery. The AmSan®, JanPak® , CleanSource®, Sexauer®, and Trayco® brands generally serve our institutional facilities customers;
the Wilmar® and Maintenance USA® brands generally serve our multi-family housing facilities customers; and the Barnett®, Copperfield®, U.S. Lock®, Hardware Express®, LeranSM and AF Lighting® brands generally serve our residential facilities customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a field sales force of approximately 1,120 associates, which includes sales management and related associates, approximately 475 inside sales and customer service and support associates, a direct marketing program consisting of catalogs and promotional flyers, brand-specific websites, a national accounts sales program, and other supply chain programs, such as vendor managed inventory.

We deliver our products through our network of 68 distribution centers and 21 professional contractor showrooms located throughout the United States, Canada, and Puerto Rico, 70 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks and third party carriers. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

• Organic Growth Initiatives. We seek to further penetrate the markets we serve, and to expand into new product and geographic areas by adding sales professionals, and utilizing and increasing our already successful new product and marketing strategies, including: growing web-based sales capabilities; targeting new customer acquisitions; expanding our national accounts program; increasing customer use of our supply chain management services; continuing to develop proprietary products under our exclusive brands; and selectively adding new products and new categories to our various brand offerings.

• Increased Operating Efficiencies. We will continue to focus on enhancing our operating efficiency, which will increase profitability, improve our cash conversion cycle and increase our return on capital.

• Acquisitions. We will continue to maintain a disciplined acquisition strategy of adding new customers and/or product offerings in markets we currently serve and pursuing acquisitions of established brands in new or existing markets in an effort to further leverage our operating infrastructure.

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

Our Brands

We market and sell our products primarily through thirteen distinct and targeted brands, each of which is recognized in the facilities maintenance markets they serve for providing quality products at competitive prices with reliable same-day or next-day delivery. The Wilmar®, AmSan®, JanPak® , CleanSource®, Sexauer®, Maintenance USA® and Trayco® brands generally serve our multi-family housing and institutional facilities customers; the Barnett®, Copperfield®, U.S. Lock®, Hardware Express®, LeranSM and AF Lighting® brands generally serve our residential facilities customers. Our brands are distinguished not only by the type of products offered, but also by the levels of service provided to customers. We have brands that provide complementary services to our customers, including inventory management and technical assistance, as well as brands that offer products without support services. We believe that our brand-based business model effectively allows us to offer a deep product offering to very targeted customers in our facilities maintenance end-market. We have core competencies in our sales channels, including national accounts sales professionals, field sales representatives, outbound and inbound telesales and customer service representatives, direct marketing via catalogs and flyers, professional contractor showrooms, vendor-managed inventory locations, and internet-based sales and service capabilities. This allows us to effectively compete for a broad range of customers across our industry by offering our customers the service and delivery platform they prefer and often require.

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

Sexauer. Our Sexauer brand markets and sells specialty plumbing and facility maintenance products to institutional customers, including education, lodging, health care and other facilities maintenance customers. The Sexauer brand sells primarily through field sales representatives. We believe that the catalog of Sexauer products is well known in the industry as a comprehensive source of specialty plumbing and facility maintenance products. In addition to a broad product portfolio, Sexauer offers customers an extensive selection of service and procurement solutions, through its catalog and website, drawing upon our product and supply management expertise.

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

Residential Facilities Maintenance Brands

Our residential facilities maintenance customers are comprised of professional contractor customers that are primarily served by our Barnett, Hardware Express, Copperfield, U.S. Lock, Leran, and AF Lighting brands. Residential facilities customers generally purchase our products for specific job assignments and/or to resell the product to end-customers to be used in many types of facilities.

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

AF Lighting. Our AF Lighting brand markets and sells residential lighting and electrical products to electrical contractors, electrical distributors, lighting showrooms and mass merchants through direct marketing, outbound telesales and a network of manufacturer’s representatives, supplemented by its website.

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

Product Categories

The approximate percentages of our net sales for the fiscal year ended December 27, 2013 by principal product category were as follows:

Product Category	Percent of Net Sales
JanSan	46%
Plumbing	18%
Hardware, tools and fixtures	8%
HVAC	8%
Electrical and lighting	5%
Appliances and parts	5%
Security and safety	4%
Other	6%
Total	100%

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

Hardware, Tools and Fixtures. We sell a variety of hardware products, tools and fixtures, including hinges, power tools and mini blinds, and a limited selection of cabinetry, doors and windows. Our brand name products include DeWalt, Channellock, Milwaukee Tool and Sunco. Our exclusive brands of hardware products include Yukon, Legend and Anvil Mark.

Heating, Ventilation and Air Conditioning. We offer a variety of HVAC products, including condensing units, thermostats, fans and motors under both name brand and exclusive brand names. Manufacturers include Goodman, Trane and Honeywell. We also offer specialty ventilation and chimney maintenance products through our Copperfield brand.

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

New Product Offerings

We regularly monitor and evaluate our product offerings, both to assess the sales performance of our existing products and to discontinue products that fail to meet specified sales criteria. We also create new product offerings in response to customer requirements by adjusting our product portfolio within existing product lines as well as by establishing new product line categories. These categories can either be new to Interline or new to a brand. For example, as we enhance our brand-specific websites, we are able to make available products not yet offered in our catalogs. Through these efforts, we are able to sell more products to existing customers as well as address our customers’ changing product needs and thereby retain and attract customers. Further, by introducing new product lines, we provide our customers with additional opportunities for cost savings and a one-stop shopping outlet with broad product offerings. We believe that introducing new products in existing product lines and creating new product lines are both strategies that enable us to increase penetration of existing customer accounts, as well as attract new customers to our brands.

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

We maintain one of the largest direct sales forces in our industry, with approximately 1,120 sales force associates covering markets throughout the United States, Canada and Central America. We have found that we obtain a greater percentage of our customers’ overall spending on MRO products in markets serviced by local sales representatives, particularly in regions where these representatives are supported by a nearby distribution center that enables same-day or next-day delivery of our products.

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

Telesales

Our telesales operation has been designed to make ordering our products as convenient and efficient as possible. We divide our telesales staff into outbound and inbound groups. Our outbound telesales representatives are responsible for maintaining relationships with existing customers and prospecting for new customers. These representatives are assigned individual accounts in specified territories and have frequent contact with existing and prospective customers in order to make telesales presentations, notify customers of current promotions and encourage additional purchases. Our inbound telesales representatives are trained to process orders quickly from existing customers, provide technical support and expedite and process new customer applications, as well as handle all other customer service requests. We offer our customers nationwide toll-free telephone numbers and brand-specific telesales representatives who are familiar with a particular brand’s markets, products and customers. Our call centers are staffed by approximately 475 telesales, customer service and technical support personnel, who utilize our proprietary, on-line order processing system. This sophisticated software provides the telesales staff with detailed customer profiles and information about products, pricing, promotions and competition.

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

E-commerce

Our websites play a significant role in meeting the needs of our customers. Whether the customer shops online, references a catalog, uses a virtual catalog, or prefers to interact directly with a representative, our brand websites are an information resource for our customers. Through our user-friendly search engine, customers can access detailed product information, see customer-specific pricing, view real-time product availability, and see how the product will be shipped to their location. Customers can view their entire order history, regardless if placed on the web or through other channels. We offer an extended product assortment online over and above what is in the published catalog.

We offer our customers a variety of online methods for supply chain spending controls. Customized and shared favorites lists assist our customers for ease of placing orders. Additionally, usage reports are available online. Where budgetary considerations are a concern, customers can control spending through a workflow-enabled budget management and approval tool. The flexible budget management tool tracks our customers' spending and generates invoices to the customers' general ledger codes. We also offer product standardization and customized product assortments. Each method allows the customer the ability to tailor their online shopping experience to their business needs. We handle a variety of customers' unique needs, such as consignment, multi-family and single owner operator requirements, all operating on one single web platform. Our field sales force plays a significant role in educating our customers on how to utilize and leverage our e-commerce platform. Our field sales force can assist our customers with registering on the site, setting up favorites lists, and helping customers place their first orders.

Operations and Logistics

Distribution Network

We have a network strategically located to serve the largest metropolitan areas throughout the United States and Canada comprised of 68 distribution centers and 21 professional contractor showrooms. We also maintain a dedicated fleet of trucks to assist in the local delivery of products. The geographic scope of our distribution network and the efficiency of our information technology enable us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

Our distribution centers are central to our operations and range in size from approximately 6,000 square feet to approximately 384,000 square feet. Our distribution centers are typically maintained under operating leases in commercial or industrial centers, and primarily consist of warehouse and shipping facilities. We have professional contractor showrooms in certain existing distribution centers and in freestanding locations, which allow customers to obtain products from a fixed location without ordering in advance.

Inbound Logistics

Our Regional Replenishment Centers ("RRCs") in Jacksonville, Florida; Philadelphia, Pennsylvania; Nashville, Tennessee; and San Bernardino, California are distribution centers that receive the majority of our supplier shipments, efficiently re-distribute products to our other distribution centers and also deliver directly to customers in their local delivery area. Some over-sized or seasonal products are directly shipped to distribution centers other than the RRCs by our suppliers. Our use of RRCs has significantly reduced distribution center replenishment lead times while simultaneously improving our customer fill rates.

Outbound Logistics

Once an order is entered into our computer system, the order is usually picked and processed in the distribution center nearest to the customer. For customers located within the local delivery radius of a distribution center, our own trucks or third-party carriers will deliver the products directly to the customer the next business day (or same day, if needed). For customers located outside the local delivery radius of a distribution center, we deliver products via parcel delivery companies, such as UPS. Large orders, or orders that cannot be delivered via parcel delivery, are delivered by common carriers. In addition, portions of our sales are delivered direct from the supplier through our drop ship process.

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

We buy our products from approximately 3,000 suppliers located in the United States and throughout the world. A majority of our purchases are primarily from domestic supplier partners with the remainder from foreign-based suppliers located primarily throughout Asia and South America. No individual supplier represented more than 5.1% of our total purchases during the fiscal year ended December 27, 2013.

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

Trademarks and Other Intellectual Property

We have registered and nonregistered trade names, trademarks and service marks covering the principal brand names and product lines under which our products are marketed, including AF Lighting®, AmSan®, Appeal®, Barnett®, CleanSource®, Copperfield®, Hardware Express®, JanPak®, LeranSM, Maintenance USA®, Premier®, ProPlus®, Renown®, Renovations Plus®, Sexauer®, Trayco®, U.S. Lock®, and Wilmar®. We also own several patents for products manufactured and marketed by us, primarily under our Copperfield® brand. We believe that our trademarks and other intellectual property rights are important to our success and our competitive position. Accordingly, our policy is to pursue and maintain registration of our trade names, trademarks and other intellectual property whenever appropriate and to oppose vigorously any infringement or dilution of our trade names, trademarks or other intellectual property.

Employees

As of December 27, 2013, we had approximately 4,300 employees. We believe that our employee relations are satisfactory.

Available Information

Our internet address is www.interlinebrands.com. The information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered a part of this report. We make available, free of charge, through our internet site, via a hyperlink to the 10KWizard.com web site, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").

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

Financial markets in the United States, Europe and Asia experienced substantial disruption from the second half of 2008 through early 2010, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. During this time period, governments took unprecedented actions intended to address these market conditions and the effectiveness of these actions is not yet fully known. Although macroeconomic conditions in the United States generally improved in 2013, the overall health of the economy remains fragile. High unemployment rates and continuing challenges in the housing sector, among other factors, continue to weigh on the economy.

The MRO product distribution industry is affected by changes in economic conditions outside our control, which can result in increased vacancies and lower effective rents in the residential rental housing market and a general decrease in product demand from our customers. In addition, a significant number of our facilities maintenance customers are educational institutions and health care facilities, which depend on public funding. If tax revenue for federal, state and local governments decreases substantially during an economic recession, governments could cut public funding in response to the reduced revenue, which would result in reduced funding to our existing and potential customers.

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

An impairment in the carrying value of our goodwill or other intangible assets, or a change in useful lives of intangible assets could adversely affect our financial condition and results of operations.

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

In the future, we may determine that some of our indefinite-lived assets have definite lives, in which case we would begin amortizing the cost over the remaining useful life.

We cannot accurately predict the amount and timing of any impairment of assets or whether indefinite-lived intangibles will convert to definite-lived and corresponding amortization will be recorded. Should the value of goodwill or other intangible assets become impaired, or should we determine that certain intangible assets have definite lives, there could be an adverse effect on our financial condition and consolidated results of operations.

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

Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers or other suppliers. While in many instances we have agreements, including supply chain agreements, with our suppliers, these agreements are generally terminable by either party on limited notice. One supplier represented 5.1% of our total purchases during the fiscal year ended December 27, 2013. Even though we can replace each of our supplier, and other than the foregoing supplier, no other individual supplier represented more than 5% of our total purchases during the fiscal year ended December 27, 2013, the loss of several supplier agreements, or a substantial decrease in the availability of products from our suppliers, could have a short-term material impact on our business.

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

Our 10 largest customers generated approximately $113.0 million, or approximately 7%, of our sales in the fiscal year ended December 27, 2013, and our largest customer accounted for approximately 1% of our sales in the fiscal year ended December 27, 2013. The loss of one or more of our significant customers or deterioration in our relations with any of them could significantly reduce our revenues and profitability.

We cannot assure you that we will be able to successfully complete the integration of our acquisitions of JanPak and CleanSource, or any future acquisitions or manage other consequences of our acquisitions, which could impede our ability to remain competitive and, ultimately, our revenues and profitability.

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

To ensure timely delivery of our products to our customers, we frequently rely on third parties, including carriers such as UPS and other national shippers as well as various local and regional trucking contractors and logistics consulting and management companies. Outsourcing this activity generates a number of risks, including decreased control over the delivery process and service timeliness and quality. Any sustained inability of these third parties to deliver our products to our customers could result in the loss of customers or require us to seek alternative delivery sources, if they are available, which may result in significantly increased costs and delivery delays. Furthermore, the need to identify and qualify substitute service providers or increase our internal capacity could result in unforeseen operational problems and additional costs. Moreover, if demand for our products increases, we may be unable to secure sufficient additional capacity from our current service providers, or others, on commercially reasonable terms, if at all.

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

We believe that our trademarks (including both trademarks and service marks) are important to our success and our competitive position. For instance, we market and sell products primarily through thirteen distinct and targeted brands: Wilmar®, Barnett®, AmSan®, JanPak® , CleanSource®, Sexauer®, Hardware Express®, Copperfield®, Maintenance USA®, U.S. Lock®, LeranSM, Trayco®, and AF Lighting®. We believe many of our customers have developed strong consumer loyalty to these targeted brands. Accordingly, we devote resources to the establishment and protection of our trademarks and our exclusive brand products. However, the actions we have taken may be inadequate to prevent imitation and/or infringement of our trademarks by others or to prevent others from claiming violations of their trademarks and proprietary rights by us. Our rights in our trademarks are subject to rights of others whose actual or constructive use of such trademark (or a confusingly similar mark) commenced before the date our rights vested. Future actions by third parties may diminish the strength of our trademarks or limit our ability to use our trademarks and, accordingly, undermine our competitive position.

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

As of December 27, 2013, our total indebtedness was $809.1 million, of which $18.3 million represents the unamortized fair value premium recorded in connection with the Merger, $10.5 million was outstanding in the form of letters of credit and $0.2 million relates to capital lease obligations. As of December 27, 2013, we had $365.0 million HoldCo Notes outstanding, $300.0 million OpCo Notes outstanding, and $115.0 million outstanding on the ABL Facility. Also, as of December 27, 2013, we had $7.7 million of total cash and cash equivalents and $145.8 million in availability under the ABL Facility. Our substantial indebtedness could have important consequences to our financial health. For example it could:

•	make it more difficult for us to satisfy our obligations with respect to the HoldCo Notes, OpCo Notes, the ABL Facility, and our other indebtedness,

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business,

•
require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes,

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

We may be able to incur substantial additional indebtedness in the future to finance acquisitions, investments, or for other purposes, subject to the restrictions contained in the documents governing our indebtedness. As of December 27, 2013, we were able to incur up to a maximum of $145.8 million in total additional indebtedness under the ABL Facility, based on year-end inventory and trade accounts receivable balances. Although the ABL Facility and the indentures governing the HoldCo Notes and OpCo Notes contain some limitations on our ability to incur indebtedness, we may still incur substantial indebtedness to refinance existing indebtedness or for other purposes. If new indebtedness is added to our current indebtedness levels, the substantial leverage risks described above that we now face would intensify.

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

Furthermore, if our operating results, cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations. If we are unable to service our debt, we could be forced to reduce or delay planned capital expenditures, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of the actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. The terms of the ABL Facility and the indentures governing the HoldCo Notes and OpCo Notes and any future indebtedness will limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts, to refinance our indebtedness or to successfully undertake any of these other actions could have a material adverse effect on us.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We operate from 176 locations throughout the United States, Canada and Puerto Rico consisting of 68 distribution centers, 21 free-standing professional contractor showrooms, 70 vendor-managed inventory locations, twelve administrative and support facilities and five cross-dock facilities.

We lease 100 properties. The majority of these leases are for varying term lengths up to five years. We own a call center located in Jacksonville, Florida and distribution centers in Long Island, New York, Louisville, Kentucky, and Bluefield, West Virginia, all of which have attached administrative and support facilities. We also own distribution centers in Bristol, Tennessee, and Piedmont, South Carolina. None of the owned properties are subject to any mortgages; however, our call center in Jacksonville, Florida is subject to a development agreement with the City of Jacksonville. Our 70 vendor-managed inventory locations are customer-specific locations whereby we assist those customers with their MRO inventory management process.

We believe that our properties are in good operating condition and adequately serve our current business operations.

The ranges in size of the locations we operate are as follows (not including vendor-managed inventory locations and cross-dock facilities):

	Size
	(in square feet)
Distribution centers	6,000	—	384,000
Professional contractor showrooms	2,600	—	33,700
Administrative and support facilities	3,200	—	72,900

The following table sets forth the states, territories and provinces in which we operate (not including vendor-managed inventory locations and cross-dock facilities):

Location	Distribution Centers	Professional Contractor Showrooms	Administrative and Support Locations
U.S. State
Alabama	2	—	1
Arizona	1	—	—
California	5	2	—
Colorado	3	1	—
Florida	5	5	2
Georgia	3	—	1
Illinois	3	—	—
Indiana	1	—	—
Iowa	—	1	2
Kansas	1	—	—
Kentucky	2	—	—
Louisiana	1	—	—
Massachusetts	1	1	—
Michigan	1	—	—
Minnesota	1	—	—
Missouri	—	1	—
Montana	—	2	—
Nebraska	1	—	1
Nevada	1	1	—
New Jersey	1	—	1
New York	1	—	1
North Carolina	3	—	1
Ohio	2	2	—
Oklahoma	2	—	1
Oregon	1	2	1
Pennsylvania	2	—	—
South Carolina	4	—	—
Tennessee	2	1	—
Texas	9	1	—
Utah	—	1	—
Virginia	1	—	—
Washington	4	—	—
West Virginia	2	—	—
Subtotal	66	21	12
U.S. Territory
Puerto Rico	1	—	—
Subtotal	1	—	—
Canadian Province
Ontario	1	—	—
Subtotal	1	—	—
Total	68	21	12

ITEM 3. Legal Proceedings

In May 2011, we were named as a defendant in the case of Craftwood Lumber Company v. Interline Brands, Inc. ("Craftwood Matter"), filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, and subsequently removed to the United States District Court for the Northern District of Illinois. The complaint alleges that we sent unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“Junk Fax Act”). At the time of filing the initial complaint in state court, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from us during the four-year statute of limitations period. In its amended complaint filed in the United States District Court, the plaintiff seeks preliminary and permanent injunctive relief enjoining the Company from violating the Junk Fax Act, as well as statutory damages for each fax transmission found to be in violation of the Junk Fax Act. We continue to vigorously contest class action certification and liability; however, in light of our assessment of potential legal risks associated with the Craftwood Matter, a pre-tax charge $20.5 million was recorded in the third quarter of 2013. This estimated charge is included in selling, general and administrative expenses in the statements of operations for the fiscal year ended December 27, 2013. Actual results may differ. See Note 16. Commitments and Contingencies to our audited consolidated financial statements included in this report for additional information.

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

Holders

As of February 21, 2014, there were approximately 99 holders of record of our outstanding common stock.

Dividends

We have never declared dividends on our common stock. Our ability to declare and pay dividends on our common stock is subject to the requirements of Delaware law. In addition, we are a parent company with no business operations of our own. Accordingly, our sources of cash are dividends and distributions with respect to our ownership interest in Interline New Jersey that are derived from the earnings and cash flow generated by our businesses. Our ability to pay dividends to stockholders and the ability of Interline New Jersey to pay dividends to us is restricted under the ABL Facility, the HoldCo Notes, and the OpCo Notes. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a more detailed description of our debt instruments.

Unregistered Sales of Equity Securities

The following table summarizes the information with respect to sales made by the Company of shares of its common stock during the period from September 28, 2013 through December 27, 2013:

Date of Sale	Title of Securities Sold	Number of Shares Sold	Aggregate Sale Price
December 27, 2013	Common stock	549	$140,000

The sale of the Company's common stock was not subject to any underwriting discount or commission. The common stock was privately offered and sold to nine employees of the company, two of which are accredited investors, pursuant to Rule 506 of Regulation D, and the sales were exempt from registration under the Securities Act of 1933. The transactions did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

Purchases of Equity Securities by the Issuer

None.

ITEM 6. Selected Financial Data

The table below presents our selected historical consolidated financial data (in thousands) for 2013, 2012, 2011, 2010 and 2009. The information presented below should be read in conjunction with Item 7. “Management's Discussion and Analysis of Financial Conditions and Results of Operations” and the consolidated financial statements included elsewhere in this report.

	Successor		Predecessor
	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012(1)(3)	For the period December 31, 2011 through September 7, 2012(2)	Fiscal Year Ended
				December 30, 2011(3)	December 31, 2010(3)(4)	December 25, 2009
Income Statement Data:
Net sales	$1,598,055	$404,593	$917,752	$1,249,484	$1,086,989	$1,059,278
Cost of sales	1,045,084	256,349	584,033	787,017	672,745	665,327
Gross profit	552,971	148,244	333,719	462,467	414,244	393,951
Operating expenses(5)	508,651	168,011	292,165	378,493	339,060	334,717
Operating income (loss)	44,320	(19,767)	41,554	83,974	75,184	59,234
Interest and other expense, net	(61,507)	(19,180)	(15,132)	(22,463)	(16,948)	(17,330)
(Loss) gain on extinguishment of debt, net	—	—	(2,214)	—	(11,486)	1,257
(Loss) income before income taxes	(17,187)	(38,947)	24,208	61,511	46,750	43,161
Income tax (benefit) provision	(10,847)	(10,503)	11,384	23,837	18,829	17,073
Net (loss) income	$(6,340)	$(28,444)	$12,824	$37,674	$27,921	$26,088

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$20,849	$4,350	$24,954	$72,868	$60,760	$144,282
Investing activities	(18,738)	(913,965)	(15,244)	(28,966)	(71,131)	(14,515)
Financing activities	(11,612)	819,583	660	(33,715)	(2,016)	(93,560)
Capital expenditures	18,738	5,748	11,966	19,371	17,729	11,157

Balance Sheet Data (as of end of period):
Cash and cash equivalents	$7,724	$17,505	N/A	$97,099	$86,981	$99,223
Total assets	1,517,733	1,526,233	N/A	1,036,458	1,007,609	928,838
Total debt(6)	798,588	814,741	N/A	301,395	314,871	305,904
Stockholders' equity	356,853	357,470	N/A	514,445	496,232	451,735

Other Data:
Depreciation and amortization	$50,038	$12,837	$17,707	$23,739	$20,612	$19,174
Adjusted EBITDA(7)	133,120	37,328	84,132	117,158	107,094	88,986
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

(3)	We acquired JanPak in December 2012, NCP in January 2011, and CleanSource in October 2010. Their results have been included in the financial statements since each respective acquisition date.

(4)	Fiscal year ended December 31, 2010 was a 53-week year. All other years presented were 52-week years, with the exception of 2012, which is presented as Successor and Predecessor Periods.

(5)
Included in operating expenses were Merger related costs of $1.4 million for the fiscal year ended December 27, 2013, $39.6 million for the period September 8, 2012 through December 28, 2012 (Successor Period), and $19.0 million for the period December 31, 2011 through September 7, 2012 (Predecessor Period). There were no Merger related costs in 2011, 2010, nor 2009.

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

•
exclude loss (gain) on extinguishment of debt, net, which is comprised of gains and losses associated with specific significant financing transactions, such as writing off the deferred financing costs associated with previous credit facilities; as well as tender premiums and transaction costs associated with the redemption of our 8 1/8% Senior Subordinated Notes due 2014 and writing off the related deferred financing costs;

•
exclude distribution center consolidations and restructuring costs, which are comprised of facility closing costs, such as lease termination charges, property and equipment write-offs and headcount reductions, incurred as part of the rationalization of our distribution network, as well as employee separation costs, such as severance charges, incurred as part of a restructuring;

•
exclude acquisition-related costs, which includes our direct acquisition-related expenses, including legal, accounting and other professional fees and expenses arising from acquisitions, as well as severance charges and stay bonuses, offset by the fair market value adjustments to earn-outs; and

•	exclude litigation related costs associated with the class action lawsuit filed by Craftwood Lumber Company in 2011 and other nonrecurring litigation related costs.

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

The reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable US GAAP financial measure, which is net (loss) income, is as follows (in thousands):

	Successor		Predecessor
	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012
				Fiscal Year Ended
				December 30, 2011	December 31, 2010	December 25, 2009
EBITDA
Net (loss) income	$(6,340)	$(28,444)	$12,824	$37,674	$27,921	$26,088
Interest expense, net	63,042	19,758	16,613	24,327	18,572	18,829
Income tax (benefit) provision	(10,847)	(10,503)	11,384	23,837	18,829	17,073
Depreciation and amortization	50,038	12,837	17,707	23,739	20,612	19,174
EBITDA	95,893	(6,352)	58,528	109,577	85,934	81,164
EBITDA Adjustments
Merger related expenses	1,377	39,641	19,049	—	—	—
Share-based compensation	5,330	2,945	3,922	5,935	4,533	3,794
Loss (gain) on extinguishment of debt, net	—	—	2,214	—	11,486	(1,257)
Distribution center consolidations and restructuring costs	8,307	484	323	1,354	4,676	4,612
Acquisition-related costs, net	372	610	96	292	465	673
Litigation related costs	21,841	—	—	—	—	—
Adjusted EBITDA	$133,120	$37,328	$84,132	$117,158	$107,094	$88,986

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

We market and sell our products primarily through thirteen distinct and targeted brands, each of which is recognized in the facilities maintenance markets they serve for providing quality products at competitive prices with reliable same-day or next-day delivery. The AmSan®, JanPak® , CleanSource®, Sexauer®, and Trayco® brands generally serve our institutional facilities customers;
the Wilmar® and Maintenance USA® brands generally serve our multi-family housing facilities customers; and the Barnett®, Copperfield®, U.S. Lock®, Hardware Express®, LeranSM and AF Lighting® brands generally serve our residential facilities customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a field sales force of approximately 1,120 associates, which includes sales management and related associates, approximately 475 inside sales and customer service and support associates, a direct marketing program consisting of catalogs and promotional flyers, brand-specific websites, a national accounts sales program, and other supply chain programs, such as vendor managed inventory.

We deliver our products through our network of 68 distribution centers and 21 professional contractor showrooms located throughout the United States, Canada, and Puerto Rico, 70 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks and third party carriers. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

Merger Transaction

On September 7, 2012, pursuant to an Agreement and Plan of Merger dated as of May 29, 2012, Isabelle Holding Company Inc., a Delaware corporation, and Isabelle Acquisition Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Parent, merged with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Immediately following the effective time of the Merger, Parent was merged with and into the Company with the Company surviving. Under the Merger Agreement, stockholders of the Company received $25.50 in cash for each share of Company common stock. See Note 3. Transactions to our audited consolidated financial statements included in this annual report for further information about the Merger Agreement. Prior to the Merger Date, the Company operated as a public company with its common stock traded on the New York Stock Exchange. As a result of the Merger, Interline's common stock became privately-held.

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

Simultaneously with the closing of the Merger, the following occurred: the funding of the new ABL Facility, the release of the net proceeds of the $365.0 million HoldCo Notes from escrow, the termination of the Company's previous $225.0 million asset-based revolving credit facility, and the modification of the OpCo Notes. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”, and Note 10. Debt included in Part II. Item 8 of this annual report for further information regarding our outstanding indebtedness.

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

Results of Operations

The following table presents information derived from the consolidated statements of operations expressed as a percentage of net sales in accordance with US GAAP. US GAAP requires that we separately present our results for the period from September 8, 2012 through December 28, 2012 ("Successor Period") and for the December 31, 2011 through September 7, 2012 ("Predecessor Period"). Management believes reviewing our operating results for the fiscal years ended December 27, 2013 and December 28, 2012 by combining the results of the Predecessor and Successor periods is more useful in identifying trends in, or reaching conclusions regarding, our overall operating performance and performs reviews at that level. Accordingly, in addition to presenting our results of operations as reported in our consolidated financial statements in accordance with US GAAP, the table below presents the non-GAAP combined results for the fiscal year December 28, 2012, which we also use to compute the percentage change as compared to the current year, as we believe this presentation provides a more meaningful basis for comparison of our results. The combined operating results may not reflect the actual results we would have achieved had the Merger closed prior to September 7, 2012, and may not be predictive of our future results of operations.

	Amount (in thousands)	% of Net Sales	% of Net Sales		Amount (in thousands)	% of Net Sales	% Increase (Decrease) 2013 vs. Combined 2012(1)
	Successor			Predecessor	Combined
	For the fiscal year ended December 27, 2013		For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the combined fiscal year ended December 28, 2012
Net sales	$1,598,055	100.0%	100.0%	100.0%	$1,322,345	100.0%	20.9%
Cost of sales	1,045,084	65.4	63.4	63.6	840,382	63.6	24.4
Gross profit	552,971	34.6	36.6	36.4	481,963	36.4	14.7

Operating Expenses:
Selling, general and administrative expenses	457,236	28.6	28.6	27.8	370,942	28.1	23.3
Depreciation and amortization	50,038	3.1	3.2	1.9	30,544	2.3	63.8
Merger related expenses	1,377	0.1	9.8	2.1	58,690	4.4	(97.7)
Total operating expenses	508,651	31.8	41.5	31.8	460,176	34.8	10.5
Operating income (loss)	44,320	2.8	(4.9)	4.5	21,787	1.6	103.4

Loss on extinguishment of debt, net	—	—	—	(0.2)	(2,214)	(0.2)	(100.0)
Interest expense	(63,087)	(3.9)	(4.9)	(1.8)	(36,404)	(2.8)	73.3
Interest and other income	1,580	0.1	0.1	0.2	2,092	0.2	(24.5)
Income before income taxes	(17,187)	(1.1)	(9.6)	2.6	(14,739)	(1.1)	16.6
Income tax (benefit) provision	(10,847)	(0.7)	(2.6)	1.2	881	0.1	(1,331.2)
Net (loss) income	$(6,340)	(0.4)%	(7.0)%	1.4%	$(15,620)	(1.2)%	(59.4)%
____________________

(1)	Percent increase (decrease) represents the actual change as a percentage of the prior year’s result.

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

    Overview. During the fiscal year ended December 27, 2013, our sales increased 20.9% in total and 21.3% on an average daily sales basis, primarily reflecting the impact of continued economic improvements across our facilities maintenance end-market, combined with our continued investments in our sales forces, our information technology, and our acquisitions. On an organic basis, our sales increased 3.1% and on an average organic daily sales basis, our sales increased by 3.5%. Sales to our institutional facilities customers, which comprised 50% of our total sales, increased 46.2% in total, 3% on an average organic sales basis, and increased

3.5% on an average organic daily sales basis. Sales to our multi-family housing facilities customers, which comprised 30% of our total sales, increased 4.5% in total and increased 5% on an average daily sales basis. Sales to our residential facilities customers, which comprised 20% of our total sales, increased 1.7% in total and increased 2.1% on an average daily sales basis. We believe we are starting to more fully realize the benefits of our efforts to strengthen our business, improve our competitive position, and enhance our market capabilities. We expect these trends to continue into 2014 as we continue our investments in our sales force and other key areas of our business.

Operating income as a percentage of net sales was 2.8% in the fiscal year ended 2013 compared to 1.6% in the comparable combined prior year period. Excluding expenses associated with the litigation related charge and the Merger, operating income was 4.2% of sales in the fiscal year ended 2013. The increase in operating income as a percentage of sales is primarily a result of lower Merger related expenses, lower selling, general and administrative ("SG&A") expenses as a percentage of sales, net of litigation related costs, offset in part by lower gross profit margins related to changes in customer and product mix, and to a lesser extent, some product cost pressure as compared to the prior year, and higher depreciation and amortization expense, which was predominately driven by the Merger.

Net loss as a percentage of net sales was 0.4% in the fiscal year ended 2013 compared to 1.2% in the comparable combined prior year period largely as a result of the impact of the costs associated with the Merger.

Fiscal Year Ended December 27, 2013 Compared to Combined Fiscal Year Ended December 28, 2012

Net Sales. Net sales increased by $275.7 million, or 20.9%, to $1,598.1 million in the fiscal year ended December 27, 2013 from $1,322.3 million in the combined fiscal year ended December 28, 2012. The increase in sales was primarily attributable to sales of $252.5 million from net increases in sales to our institutional facilities customers, including $234.1 million from acquisitions, plus $20.7 million from net increases in sales to our multi-family housing facilities customers, and $5.3 million from net increases in sales to our residential facilities customers. On an organic basis, our sales increased 3.1%, and on an average organic daily sales basis, our sales increased 3.5%. On an uncombined basis, net sales increased by $1,193.5 million and $680.3 million for fiscal year ended December 27, 2013 as compared to the periods from September 8, 2012 through December 28, 2012 and December 31, 2011 through September 7, 2012, respectively. These increases were directly attributable to the comparison of 252 selling days in the current year Successor Period to 76 and 177 selling days in the prior year Successor and Predecessor Periods, respectively.

Gross Profit. Gross profit increased by $71.0 million, or 14.7%, to $553.0 million in the fiscal year ended December 27, 2013 from $482.0 million in the combined fiscal year ended December 28, 2012. Our gross profit margin decreased 180 basis points to 34.6% for the fiscal year ended December 27, 2013 compared to 36.4% for the combined fiscal year ended December 28, 2012. This decrease in gross profit margin was related to our acquisitions, which accounted for the majority of the decrease in gross profit margins. On an uncombined basis, gross profit increased by $404.7 million and $219.3 million for fiscal year ended December 27, 2013 as compared to the periods from September 8, 2012 through December 28, 2012 and December 31, 2011 through September 7, 2012, respectively. These increases are directly attributable to the comparison of 252 selling days in the current year Successor Period to 76 and 177 selling days in the prior year Successor and Predecessor Periods, respectively.

Selling, General and Administrative Expenses. SG&A expenses increased by $86.3 million, or 23.3%, to $457.2 million in the fiscal year ended December 27, 2013 from $370.9 million in the combined fiscal year ended December 28, 2012. As a percentage of net sales, SG&A increased 50 basis points to 28.6% for the fiscal year ended December 27, 2013 compared to 28.1% for the combined fiscal year ended December 28, 2012. The increase in SG&A expenses as a percentage of sales was primarily due to higher litigation related costs, higher distribution center consolidation costs, and higher wages and fringe benefit costs, offset in part by the favorable impact from acquisitions. On an uncombined basis, SG&A increased by $341.7 million and $201.8 million for fiscal year ended December 27, 2013 as compared to the periods from September 8, 2012 through December 28, 2012 and December 31, 2011 through September 7, 2012, respectively. These increases are directly attributable to the comparison of 260 expense days in the current year Successor Period to 80 and 180 expense days in the prior year Successor and Predecessor Periods, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased by $19.5 million, or 63.8%, to $50.0 million in the fiscal year ended December 27, 2013 from $30.5 million in the combined fiscal year ended December 28, 2012. As a percentage of net sales, depreciation and amortization were 3.1% and 2.3% for the fiscal year ended December 27, 2013 and combined fiscal year ended December 28, 2012, respectively. The increase in depreciation expense was due to higher capital spending associated with our information technology infrastructure and distribution center consolidation and integration efforts that occurred during the last four years, combined with the impact of depreciation expense on the acquired JanPak assets. The increase in amortization expense is primarily driven by the incremental amortization of the fair value adjustments for the definite-lived intangible asset values recorded as a result of the Merger as well as the JanPak acquisition. On an uncombined basis, depreciation and amortization increased by $37.2 million and $32.3 million for fiscal year ended December 27, 2013 as compared to the periods from September 8, 2012 through December 28, 2012 and December 31, 2011 through September 7, 2012, respectively. These increases are directly attributable to the comparison of 260 expense days in the current year Successor Period to 80 and 180 expense days in the prior year Successor and Predecessor Periods, respectively, combined with the increase in amortization on the definite-lived intangibles identified in connection with the Merger transaction, as well as the depreciation and amortization expense associated with the definite-lived tangible and intangible assets acquired with the JanPak acquisition.

Merger related expenses. Merger related expenses incurred during the fiscal year ended December 27, 2013 of $1.4 million are comprised of professional fees of $0.4 million, transaction related compensation of $0.8 million, and other costs of $0.2 million, all incurred as a direct result of the Merger. Merger related expenses incurred in the combined fiscal year ended December 28, 2012 of $58.7 million are comprised of professional fees of $22.4 million, share-based compensation of $18.3 million, fees paid to our sponsors of $10.0 million, transaction related compensation of $6.8 million, and other costs of $1.2 million, all incurred as a direct result of the Merger.

Operating income. As a result of the foregoing, operating income increased by $22.5 million, or 103.4%, to $44.3 million in the fiscal year ended December 27, 2013 from $21.8 million in the combined fiscal year ended December 28, 2012.

Loss on extinguishment of debt. In connection with the termination of the previous asset-based revolving facility, $2.2 million of unamortized deferred debt financing costs were written off during the third quarter of the prior year. There was no extinguishment of debt that occurred during the current year.

Interest Expense. Interest expense increased $26.7 million, or 73.3%, to $63.1 million in the fiscal year ended December 27, 2013 from $36.4 million in the combined fiscal year ended December 28, 2012. The increase in interest expense is directly attributable to the borrowings made under the ABL Facility and the issuance of the HoldCo Notes to finance the Merger transactions, and the incremental interest associated with the modification of the OpCo Notes as more fully discussed in "Liquidity and Capital Resources" below. On an uncombined basis, interest expense increased by $43.3 million and $46.5 million for fiscal year ended December 27, 2013 as compared to the periods from September 8, 2012 through December 28, 2012 and December 31, 2011 through September 7, 2012, respectively. These increases are directly attributable to the comparison of 260 expense days in the current year Successor Period to 80 and 180 expense days in the prior year Successor and Predecessor Periods, respectively, combined with the increase in interest expense as a result of the financing transactions discussed above.

Income tax (benefit) provision. Income taxes changed by $11.7 million, to a benefit of $10.8 million in the fiscal year ended December 27, 2013 as compared to a provision of $0.9 million in the combined fiscal year ended December 28, 2012. The effective tax rate for the fiscal year ended December 27, 2013, and for the periods from September 8, 2012 through December 28, 2012 and December 31, 2011 through September 7, 2012, was 63.1%, 27.0%, and 47.0%, respectively. The change in the effective tax rate is primarily caused by the non-deductibility of certain Merger related expenses incurred in 2012 and true-up of state apportionment rates to the returns for each legal entity.

	% of Net Sales		Amount (in thousands)	% of Net Sales	Amount (in thousands)	% of Net Sales	% Increase (Decrease) Combined 2012 vs. 2011(1)
	Successor	Predecessor	Combined		Predecessor
	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the combined fiscal year ended December 28, 2012		For the fiscal year ended December 30, 2011
Net sales	100.0%	100.0%	$1,322,345	100.0%	$1,249,484	100.0%	5.8%
Cost of sales	63.4	63.6	840,382	63.6	787,017	63.0	6.8
Gross profit	36.6	36.4	481,963	36.4	462,467	37.0	4.2

Operating Expenses:
Selling, general and administrative expenses	28.6	27.8	370,942	28.1	354,754	28.4	4.6
Depreciation and amortization	3.2	1.9	30,544	2.3	23,739	1.9	28.7
Merger related expenses	9.8	2.1	58,690	4.4	—	—	NM
Total operating expenses	41.5	31.8	460,176	34.8	378,493	30.3	21.6
Operating (loss) income	(4.9)	4.5	21,787	1.6	83,974	6.7	(74.1)

Loss on extinguishment of debt, net	—	(0.2)	(2,214)	(0.2)	—	—	NM
Interest expense	(4.9)	(1.8)	(36,404)	(2.8)	(24,355)	(1.9)	49.5
Interest and other income	0.1	0.2	2,092	0.2	1,892	0.2	10.6
(Loss) income before income taxes	(9.6)	2.6	(14,739)	(1.1)	61,511	4.9	(124.0)
Income tax (benefit) provision	(2.6)	1.2	881	0.1	23,837	1.9	(96.3)
Net (loss) income	(7.0)%	1.4%	$(15,620)	(1.2)%	$37,674	3.0%	(141.5)%

____________________

(1)	Percent increase (decrease) represents the actual change as a percentage of the prior year’s result.
NM - Not Meaningful

Combined Fiscal Year Ended December 28, 2012 Compared to Fiscal Year Ended December 30, 2011

Net Sales. Net sales increased by $72.9 million, or 5.8%, to $1,322.3 million in the combined fiscal year ended December 28, 2012 from $1,249.5 million in the fiscal year ended December 30, 2011. The increase in sales is primarily attributable to sales of $47.1 million from net increases in sales to our institutional facilities customers, including $16.9 million from acquisitions, plus $30.4 million from net increases in sales to our multi-family housing facilities customers, partially offset by a decrease in sales to our residential facilities customers of $3.6 million. On an organic basis, our sales increased 4.5%, and on an average organic daily sales basis, our sales increased 4.9% On an uncombined basis, net sales decreased by $844.9 million and $331.7 million for the period from September 8, 2012 through December 28, 2012 and for the period from December 31, 2011 through September 7, 2012, respectively, as compared to the prior fiscal year ended December 30, 2011. These decreases are directly attributable to the comparison of 76 selling days in the 2012 Successor Period and 177 selling days in the 2012 Predecessor Period, with 254 selling days in the 2011 Predecessor Period.

Gross Profit. Gross profit increased by $19.5 million, or 4.2%, to $482.0 million in the combined fiscal year ended December 28, 2012 from $462.5 million in the fiscal year ended December 30, 2011. Our gross profit margin decreased 60 basis points to 36.4% for the combined fiscal year ended December 28, 2012 compared to 37.0% for the fiscal year ended December 30, 2011. This decrease in gross profit margin was related to our acquisitions, which accounted for 20 basis points of the decrease in gross profit margins, while the remaining decline was primarily attributable to changes in customer and product mix, and to a lesser extent some product cost pressure as compared to the prior year. On an uncombined basis, gross profit decreased by $314.2 million and $128.7 million for the period from September 8, 2012 through December 28, 2012 and for the period from December 31, 2011 through September 7, 2012, respectively, as compared to the prior fiscal year ended December 30, 2011. These decreases are directly attributable to the comparison of 76 selling days in the 2012 Successor Period and 177 selling days in the 2012 Predecessor Period, with 254 selling days in the 2011 Predecessor Period.

Selling, General and Administrative Expenses. SG&A expenses increased by $16.2 million, or 4.6%, to $370.9 million in the combined fiscal year ended December 28, 2012 from $354.8 million in the fiscal year ended December 30, 2011. As a percentage of net sales, SG&A decreased 30 basis points to 28.1% for the combined fiscal year ended December 28, 2012 compared to 28.4% for the fiscal year ended December 30, 2011. The decrease in SG&A expenses as a percentage of sales is primarily due to lower bad debt expense, lower occupancy costs, and lower delivery costs as a percentage of sales as a result of the sales growth discussed above. On an uncombined basis, SG&A decreased by $239.2 million and $99.3 million for the period from September 8, 2012 through December 28, 2012 and for the period from December 31, 2011 through September 7, 2012, respectively, as compared to the prior fiscal year ended December 30, 2011. These decreases are directly attributable to the comparison of 80 expense days in the 2012 Successor Period and 180 expense days in the 2012 Predecessor Period, with 260 expense days in the 2011 Predecessor Period.

Depreciation and Amortization. Depreciation and amortization expense increased by $6.8 million, or 28.7%, to $30.5 million in the combined fiscal year ended December 28, 2012 from $23.7 million in the fiscal year ended December 30, 2011. As a percentage of net sales, depreciation and amortization was 2.3% and 1.9% for the combined fiscal year ended December 28, 2012 and December 30, 2011, respectively. The increase in depreciation expense was due to higher capital spending associated with our information technology infrastructure and distribution center consolidation and integration efforts that occurred during the last three years. The increase in amortization expense is primarily driven by the incremental amortization of the fair value adjustments for the definite-lived intangible asset values recorded as a result of the Merger. On an uncombined basis, depreciation and amortization decreased by $10.9 million and $6.0 million for the period from September 8, 2012 through December 28, 2012 and for the period from December 31, 2011 through September 7, 2012, respectively, as compared to the prior fiscal year ended December 30, 2011. These decreases are directly attributable to the comparison of 80 expense days in the 2012 Successor Period and 180 expense days in the 2012 Predecessor Period, respectively, with 260 expense days in the 2011 Predecessor Period, offset in part by the increase in amortization on the definite-lived intangibles identified in connection with the Merger.

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

Loss on extinguishment of debt. In connection with the termination of the previous asset-based revolving facility, $2.2 million of unamortized deferred debt financing costs were written off during the third quarter of 2012, in the Predecessor Period.

Interest Expense. Interest expense increased $12.0 million, or 49.5%, to $36.4 million in the combined fiscal year ended December 28, 2012 from $24.4 million in the fiscal year ended December 30, 2011. The increase in interest expense is directly attributable to the borrowings made under the ABL Facility and the issuance of the HoldCo Notes to finance the Merger transactions, and the incremental interest associated with the modification of the OpCo Notes as more fully discussed in "Liquidity and Capital Resources" below. On an uncombined basis, interest expense decreased by $4.6 million and $7.7 million for the period from September 8, 2012 through December 28, 2012 and for the period from December 31, 2011 through September 7, 2012, respectively, as compared to the prior fiscal year ended December 30, 2011. These decreases are directly attributable to the comparison of 80 expense days in the 2012 Successor Period and 180 expense days in the 2012 Predecessor Period, respectively, with 260 expense days in the 2011 Predecessor Period, offset in part by the increase in interest expense as a result of the financing transactions discussed above.

Income tax (benefit) provision. Income taxes decreased by $23.0 million, or 96.3%, to a provision of $0.9 million in the combined fiscal year ended December 28, 2012 as compared to $23.8 million in the fiscal year ended December 30, 2011. The effective tax rate for the period from September 8, 2012 through December 28, 2012 and for the period from December 31, 2011 through September 7, 2012, respectively, as compared to the prior fiscal year ended December 30, 2011 was 27.0%, 47.0% and 38.8%, respectively. The change in the effective tax rate is caused by the non-deductibility of certain Merger related expenses.

Reconciliation of Average Organic Daily Sales to Net Sales

Average organic daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period. The computation of average organic daily sales for each fiscal year shown below is as follows (dollar amounts in thousands):

	Successor	Combined(1)		Combined(1)	Predecessor
	December 27, 2013	December 28, 2012	% Variance	December 28, 2012	December 30, 2011	% Variance
Net sales	$1,598,055	$1,322,345	20.9%	$1,322,345	$1,249,484	5.8%
Less acquisitions	(234,118)	—		(16,942)	—
Organic sales	$1,363,937	$1,322,345	3.1%	$1,305,403	$1,249,484	4.5%

Daily sales:
Ship days	252	253		253	254
Average daily sales(2)	$6,341	$5,227	21.3%	$5,227	$4,919	6.3%
Average organic daily sales(3)	$5,412	$5,227	3.5%	$5,160	$4,919	4.9%
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

Interline New Jersey and the Company were in compliance with all covenants contained in the ABL Facility, OpCo Notes, and HoldCo Notes as of December 27, 2013.

As of December 27, 2013, we had $300.0 million of the OpCo Notes outstanding plus a fair value premium of $18.3 million, $365.0 million of the HoldCo Notes outstanding, $115.0 million of the ABL Facility outstanding, and $145.8 million of availability under our ABL Facility, net of $10.5 million in letters of credit.

Liquidity

Historically, our capital requirements have been for debt service obligations, working capital requirements, including inventories, accounts receivable and accounts payable, acquisitions, the expansion and maintenance of our distribution network and upgrades of our information systems. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through cash flow generated from operating activities and funds borrowed under our credit facility. We expect our cash on hand, cash flow from operations and availability under our ABL Facility and from future borrowings to be our primary source of funds in the future. Letters of credit, which are issued under our ABL Facility, are used to support payment obligations incurred for our general corporate purposes.

As of December 27, 2013, we had $145.8 million of availability under our ABL Facility, net of $10.5 million in letters of credit. We believe that cash and cash equivalents on hand, cash flow from operations and available borrowing capacity under our ABL Facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations in the foreseeable future.

Financial Condition

Working capital decreased by $6.0 million to $303.7 million as of December 27, 2013 from $309.7 million as of December 28, 2012. The decrease in working capital was mainly the resulting impact of the Merger transactions, as cash was used to fund the transactions, combined with an increase to accrued interest, due in part to the interest accrued on the HoldCo Notes. These items were offset in part by cash flows from operations.

We regularly review our liquidity needs, the adequacy of cash flow from operations, and other expected liquidity sources to meet these needs. We may seek, from time to time, depending on market conditions, to refinance our existing indebtedness, extend the maturity of our indebtedness or lower the interest margin on our indebtedness. Any such transaction would be subject to market conditions, compliance with our credit agreements, reaching agreement with lenders, completion of a successful syndication and various other factors. There is no assurance that we will seek to refinance our indebtedness, and there can be no assurance that we would be able to refinance our indebtedness on favorable terms or at all.

Cash Flow

Operating Activities. Net cash provided by operating activities was $20.8 million for the fiscal year ended December 27, 2013, $4.4 million for the period from September 8, 2012 through December 28, 2012, $25.0 million for the period from December 31, 2011 through September 7, 2012, and $72.9 million for the fiscal year ended December 30, 2011.

Successor. Net cash provided by operating activities of $20.8 million for the fiscal year ended December 27, 2013 primarily consisted of net loss of $6.3 million, adjustments for non-cash items of $37.4 million and net cash used by working capital items of $9.9 million. Adjustments for non-cash items primarily consisted of $50.0 million in depreciation and amortization of property and equipment and intangible assets, which includes increased amortization on the incremental step-up in customer relationships recorded in connection with purchase accounting for the Merger as well as depreciation and amortization of the acquired JanPak fixed assets and customer relationships, $5.3 million in share-based compensation, $3.8 million of amortization of debt financing costs, and $2.0 million in provisions for doubtful accounts. These amounts were partially offset by $19.4 million in deferred income taxes, $3.1 million in amortization of the fair value adjustment recorded to the OpCo Notes in connection with the Merger, $0.8 million of amortization of deferred lease incentive obligations, and $0.4 million of other items. The cash used by working capital items primarily consisted of $27.0 million from increased inventory levels due to increased demand for our products combined with opportunistic year-end purchases, $8.4 million from increased trade receivables, net of changes in provision for doubtful accounts, resulting from increased sales in the current year as compared to the prior year, and $7.8 million in increased prepaid expenses and other current assets primarily as a result of timing of collections of rebates from our vendors. The cash used by working capital items was partially offset by $18.9 million from an increase in accrued expenses and other current liabilities as a result of the accrual for litigation related costs, combined with higher payroll and incentive compensation accruals as compared to prior year-end due to increased headcount, and timing of promotional spending, offset in part by timing of other miscellaneous accrual and payment activity, $11.2 million from increased trade payables balances as a result of the timing of purchases and related payments, $1.7 million from changes in income taxes, and a $1.5 million increase in accrued interest due to normal timing of accrual and payment activity.

Net cash provided by operating activities of $4.4 million for the period from September 8, 2012 through December 28, 2012 primarily consisted of net loss of $28.4 million, adjustments for non-cash items of $25.0 million and cash provided by working capital items of $7.8 million. Adjustments for non-cash items primarily consisted of $12.8 million in depreciation and amortization of property and equipment and intangible assets, which includes increased amortization on the incremental step-up in customer relationships recorded in connection with purchase accounting for the Merger, $10.0 million in share-based compensation associated with the modification of the rolled over options as a result of the Merger transactions as well as share-based compensation associated with options issued during the period, $2.0 million in deferred income taxes, $1.2 million of amortization of debt financing costs, and $0.5 million in provisions for doubtful accounts. These amounts were partially offset by $1.0 million in amortization of the fair value adjustment recorded to the OpCo Notes in connection with the Merger, and $0.3 million of amortization of financing costs. The cash provided by working capital items primarily consisted of $24.4 million from decreased trade receivables, net of changes in provision for doubtful accounts, resulting from timing of sales and collections, $10.7 million from increased trade payables balances as a result of the timing of purchases and related payments, and an $8.3 million increase in accrued interest due in part to interest on the ABL Facility and HoldCo Notes that were incurred in connection with the Merger, combined with the increase in the interest rate on the OpCo notes, as well as normal timing of accrual and payment activity on the OpCo Notes. The cash provided by working capital items was partially offset by $16.4 million from increased inventory levels primarily related to increased demand combined with opportunistic year-end purchases, $9.6 million from a decrease in accrued expenses and other current liabilities as a result of payment of costs associated with the Merger, timing of sales tax payments, and timing of other miscellaneous accrual and payment activity, $6.4 million from changes in income taxes, and $3.1 million in increased prepaid expenses and other current assets primarily as a result of timing of collections of rebates from our vendors.

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

Investing Activities. Net cash used in investing activities was $18.7 million fiscal year ended December 27, 2013, $914.0 million for the period from September 8, 2012 through December 28, 2012, $15.2 million for the period from December 31, 2011 through September 7, 2012, and $29.0 million in the fiscal year ended December 30, 2011.

Successor. Net cash used in investing activities for the fiscal year ended December 27, 2013 was attributable to $18.7 million of capital expenditures made in the ordinary course of business.

Net cash used in investing activities for the period from September 8, 2012 through December 28, 2012 was attributable to $825.7 million in cash paid to acquire the Company in connection with the Merger, $82.5 million for the acquisition of JanPak, and $5.7 million of capital expenditures made in the ordinary course of business.

Predecessor. Net cash used in investing activities for the period from December 31, 2011 through September 7, 2012 was attributable to $12.0 million of capital expenditures made in the ordinary course of business and $3.3 million related to the purchase of a business.

Net cash used in investing activities in the fiscal year ended December 30, 2011 was primarily attributable to $19.4 million of capital expenditures made in the ordinary course of business and $9.7 million in costs related to the purchases of businesses.

Financing Activities. Net cash used in financing activities totaled $11.6 million for the fiscal year ended December 27, 2013, compared to net cash provided by financing activities of $819.6 million for the period from September 8, 2012 through December 28, 2012 and $0.7 million for the period from December 31, 2011 through September 7, 2012, and net cash used in financing activities totaled $33.7 million for the fiscal year ended December 30, 2011.

Successor. Net cash used in financing activities for the fiscal year ended December 27, 2013 was attributable to $12.5 million in net payments on the ABL Facility, $0.5 million of payments on capital lease obligations, and $0.2 million of payments for debt financing costs, offset in part by a $0.8 million net increase in purchase card payable, and $0.8 million of proceeds from the issuance of common stock.

Net cash provided by financing activities for the period from September 8, 2012 through December 28, 2012 was attributable to $365.0 million in proceeds from the issuance of the HoldCo Notes in connection with the Merger, $350.9 million of equity proceeds in connection with the Merger, $217.5 million in proceeds from the ABL Facility, $1.5 million of proceeds from the issuance of common stock, and a $1.3 million net increase in purchase card payable, offset in part by $90.0 million in repayments on the ABL Facility, and $26.4 million in debt financing costs on the ABL Facility, OpCo Notes, and HoldCo Notes, which were incurred or modified in connection with the Merger.

Predecessor. Net cash provided by financing activities for the period from December 31, 2011 through September 7, 2012 was attributable to $6.8 million of proceeds from stock options exercised and excess tax benefits from share-based compensation, partially offset by a $3.8 million net decrease in purchase card payable, $1.5 million in treasury stock acquired to satisfy minimum statutory tax withholding requirements resulting from the vesting or exercising of equity awards, and $0.5 million of payments on capital lease obligations.

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

Capital Expenditures

Capital expenditures were $18.7 million for the fiscal year ended December 27, 2013, $5.7 million for the period from September 8, 2012 through December 28, 2012, and $12.0 million for the period from December 31, 2011 through September 7, 2012. Combined capital expenditures for the fiscal year ended December 28, 2012 were $17.7 million, compared to $19.4 million for the fiscal year ended December 30, 2011.

Capital expenditures as a percentage of net sales were 1.2% for the fiscal year ended December 27, 2013, 1.4% for the period from September 8, 2012 through December 28, 2012, and 1.3% for the period from December 31, 2011 through September 7, 2012. Combined capital expenditures as a percentage of net sales for the fiscal year ended December 28, 2012 was 1.3%, compared to 1.6% for the fiscal year ended December 30, 2011.

Capital expenditures during 2013, 2012, and 2011 were driven primarily by the continued consolidation of our distribution center network including investments in larger more efficient distribution centers and enhancements to our information technology systems. We expect our capital expenditures for 2014 to be comparable with our historical capital expenditures as a percentage of sales.

During the combined 2012 fiscal year, we acquired leasehold improvements through non-cash lease incentives of $0.1 million. During 2011, we acquired $0.5 million of property in the form of leasehold improvements through lease incentives primarily associated with our Kansas City, Kansas distribution center and $0.5 million in office equipment through capital leases.

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

The applicable rates for Category 2 and Category 3 described above will be subject to a 0.25% step-down from the spread described above if the fixed charge coverage ratio for the period of four consecutive fiscal quarters ending on the last day of the fiscal quarter most recently ended is greater than 1.50:1.00. As of December 27, 2013, the interest rate in effect with respect to the ABL Facility was 1.69% for the Eurodollar revolving loans and 3.75% for the ABR revolving loans.

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

In connection with the Merger, the OpCo Notes were amended to modify the definition of “Change of Control” and add a definition of “Permitted Holders” in the related indenture, which permitted the Merger to occur without triggering a “Change of Control” under the indenture governing the OpCo Notes. As consideration for these amendments, and in addition to a consent payment of $1.5 million, Interline New Jersey agreed to certain additional amendments that applied from and including the Merger date. These additional amendments included, among other items, increasing the interest rate on the OpCo Notes from 7.00% to 7.50% per annum, increasing the redemption price of the OpCo Notes for certain periods, making the OpCo Notes and the related guarantees rank equal in right of payment to all future incurrences of senior indebtedness (including the ABL Facility) and replacing the restriction on the incurrence of secured indebtedness contained in the anti-layering covenant with a covenant restricting Interline New Jersey and its restricted subsidiaries from incurring liens, other than permitted liens, without equally and ratably securing the OpCo Notes. Additionally, the OpCo Notes were remeasured to the fair value on the date of the Merger, which resulted in a premium of $22.5 million that is being amortized through interest expense over the term of the OpCo Notes using the effective interest method. Debt financing costs capitalized in connection with the modification of the OpCo Notes were $4.4 million, and the unamortized balance of the originally capitalized debt financing costs of $5.7 million were allocated to goodwill in connection with purchase accounting.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth our contractual obligations as of December 27, 2013 (in thousands):

	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
ABL Facility(1)	$115,000	$—	$—	$115,000	$—
OpCo Notes	300,000	—	—	300,000	—
HoldCo Notes	365,000	—	—	365,000	—
Interest(2)	294,936	61,101	121,881	111,954	—
Operating leases	111,268	30,892	47,627	23,715	9,034
Capital leases	241	231	10	—	—
Employment agreements	5,389	5,156	233	—	—
Other(3)	501	256	212	33	—
Total contractual cash obligations(4)(5)	$1,192,335	$97,636	$169,963	$915,702	$9,034
____________________

(1)
Our ABL Facility calls for an unused commitment fee of 0.375%, which is excluded from the table. As of December 27, 2013, we had $10.5 million in letters of credit. See "Liquidity and Capital Resources" above for more information.

(2)	Average interest of 1.69% on the ABL Facility is based on the 30-day LIBOR rate, plus the applicable revolver Eurodollar spread. Actual interest could vary with changes in LIBOR.

(3)	Other includes deferred compensation and retirement plans and the fair market value of the earn-out related to an immaterial acquisition.

(4)
Trade accounts payable of $123.9 million are excluded from the table but are generally payable within 30 to 60 days. See Item 8. "Financial Statements and Supplementary Data" and the accompanying audited consolidated financial statements.

(5)
As more fully disclosed in Note 18. Income Taxes to our audited consolidated financial statements included in this report, as of December 27, 2013, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes totaling $0.2 million as of that date. As a result, this amount is not included in the table above.

As of December 27, 2013, except for operating leases and letters of credit, we had no material off-balance sheet arrangements.

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

Interest Rate Risk

Our variable rate term debt is sensitive to changes in the general level of interest rates. As of December 27, 2013, the interest rate in effect with respect to the outstanding balance of $115.0 million variable rate debt was 1.69% for the Eurodollar revolving loans and 3.75% for the ABR revolving loans. While our variable rate term debt obligations exposes us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance or results of operations. Based on the outstanding variable rate debt as of December 27, 2013, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $1.2 million pre-tax change to our statement of operations.

The fair market value of our ABL Facility, OpCo Notes, and HoldCo Notes is subject to interest rate risk. As of December 27, 2013, the estimated fair market value of our debt was as shown below (in thousands):

	Fair Market Value	Percent of Par
ABL Facility	$115,098	100.09%
OpCo Notes	$317,625	105.88%
HoldCo Notes	$398,763	109.25%

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of December 27, 2013.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Interline Brands, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Interline Brands, Inc. and its subsidiaries (Successor) at December 27, 2013 and December 28, 2012, and the results of their operations and their cash flows for the periods from December 29, 2012 through December 27, 2013 and from September 8, 2012 through December 28, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Jacksonville, FL
February 25, 2014

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
Jacksonville, FL

We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows of Interline Brands, Inc. and subsidiaries (“Predecessor” or the “Company”) for the year ended December 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2011 consolidated financial statements referred to above present fairly, in all material respects, the results of Interline Brands, Inc. and subsidiaries operations and their cash flows for the year ended December 30, 2011, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Jacksonville, FL
February 28, 2012
(August 6, 2012 as to the presentation of a separate consolidated statement of comprehensive (loss) income for 2011)

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Successor
	December 27, 2013	December 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$7,724	$17,505
Accounts receivable - trade (net of allowance for doubtful accounts of $3,595 and $528)	163,798	157,487
Inventories	276,341	249,551
Prepaid expenses and other current assets	40,936	32,984
Income taxes receivable	13,563	16,643
Deferred income taxes	15,179	17,403
Total current assets	517,541	491,573
Property and equipment, net	58,665	61,747
Goodwill	486,439	486,439
Other intangible assets, net	445,046	476,888
Other assets	10,042	9,586
Total assets	$1,517,733	$1,526,233
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$123,915	$113,603
Accrued expenses and other current liabilities	69,939	49,476
Accrued interest	19,755	18,230
Current portion of capital leases	231	521
Total current liabilities	213,840	181,830
Long-Term Liabilities:
Deferred income taxes	145,584	167,266
Long-term debt, net of current portion	798,347	813,994
Capital leases, net of current portion	10	226
Other liabilities	3,099	5,447
Total liabilities	1,160,880	1,168,763
Commitments and contingencies (see Note 16)
Stockholders' Equity:
Common stock; $0.01 par value, 2,500,000 authorized; 1,478,151 issued and outstanding as of December 27, 2013 and 1,474,465 issued and outstanding as of December 28, 2012	15	15
Additional paid-in capital	392,201	385,932
Accumulated deficit	(34,784)	(28,444)
Accumulated other comprehensive loss	(579)	(33)
Total stockholders' equity	356,853	357,470
Total liabilities and stockholders' equity	$1,517,733	$1,526,233

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Successor		Predecessor
	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011
Net sales	$1,598,055	$404,593	$917,752	$1,249,484
Cost of sales	1,045,084	256,349	584,033	787,017
Gross profit	552,971	148,244	333,719	462,467

Operating Expenses:
Selling, general and administrative expenses	457,236	115,533	255,409	354,754
Depreciation and amortization	50,038	12,837	17,707	23,739
Merger related expenses	1,377	39,641	19,049	—
Total operating expenses	508,651	168,011	292,165	378,493
Operating income (loss)	44,320	(19,767)	41,554	83,974

Loss on extinguishment of debt, net	—	—	(2,214)	—
Interest expense	(63,087)	(19,773)	(16,631)	(24,355)
Interest and other income	1,580	593	1,499	1,892
(Loss) income before income taxes	(17,187)	(38,947)	24,208	61,511
(Benefit) provision for income taxes	(10,847)	(10,503)	11,384	23,837
Net (loss) income	$(6,340)	$(28,444)	$12,824	$37,674

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Successor		Predecessor
	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011
Net (loss) income	$(6,340)	$(28,444)	$12,824	$37,674
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(546)	(33)	303	(172)
Amortization of unrecognized loss on employee benefits	—	—	—	(5)
Other comprehensive (loss) income	(546)	(33)	303	(177)
Comprehensive (loss) income	$(6,886)	$(28,477)	$13,127	$37,497

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
	Predecessor
Predecessor balances at December 31, 2010	33,336,373	$333	$593,031	$(96,824)	$1,865	$(2,173)	$496,232
Share-based compensation			5,935				5,935
Issuance of common stock from exercise of stock options	43,962	—	656				656
Issuance of common stock from vesting of restricted share units	178,507	2	(2)				—
Excess tax benefits on stock options exercised and other vested share-based payments			303				303
Repurchases of common stock						(26,178)	(26,178)
Comprehensive income:
Net income				37,674
Amortization of unrecognized loss on employee benefits					(5)
Foreign currency translation					(172)
Total comprehensive income							37,497
Predecessor balances at December 30, 2011	33,558,842	335	599,923	(59,150)	1,688	(28,351)	514,445
Share-based compensation			15,169				15,169
Issuance of common stock from exercise of stock options	156,297	2	2,186				2,188
Issuance of common stock from vesting of restricted share units	253,839	3	(2)				1
Excess tax benefits on stock options exercised and other vested share-based payments			4,292				4,292
Repurchases of common stock						(1,450)	(1,450)
Comprehensive income:
Net income				12,824
Foreign currency translation					303
Total comprehensive income							13,127
Predecessor balances prior to Merger on September 7, 2012	33,968,978	$340	$621,568	$(46,326)	$1,991	$(29,801)	$547,772

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
	Successor
Successor opening balances subsequent to Merger on September 8, 2012	—	$—	$—	$—	$—	$—	$—
Capital contribution, net	1,468,763	14	374,520				374,534
Share-based compensation			9,958				9,958
Issuance of common stock	5,702	1	1,454				1,455
Comprehensive loss:
Net loss				(28,444)
Foreign currency translation					(33)
Total comprehensive loss							(28,477)
Successor balances at December 28, 2012	1,474,465	15	385,932	(28,444)	(33)	—	357,470
Share-based compensation			5,330				5,330
Common stock sold	3,686	—	939				939
Comprehensive loss:
Net loss				(6,340)
Foreign currency translation					(546)
Total comprehensive loss							(6,886)
Successor balances at December 27, 2013	1,478,151	$15	$392,201	$(34,784)	$(579)	$—	$356,853

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011
Cash Flows from Operating Activities:
Net (loss) income	$(6,340)	$(28,444)	$12,824	$37,674
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	50,038	12,837	17,707	23,739
Amortization of deferred lease incentive obligation	(844)	(256)	(561)	(796)
Amortization of deferred debt financing costs	3,812	1,165	985	1,365
Amortization of OpCo Notes fair value adjustment	(3,147)	(1,006)	—	—
Loss on extinguishment of debt, net	—	—	2,214	—
Share-based compensation	5,330	9,958	15,169	5,935
Excess tax benefits from share-based compensation	—	—	(4,573)	(303)
Deferred income taxes	(19,379)	1,995	7,675	7,717
Provision for doubtful accounts	1,981	530	1,285	2,455
Loss (gain) on disposal of property and equipment	8	(83)	(125)	97
Other	(375)	(138)	(494)	(547)

Changes in assets and liabilities, net of businesses acquired:
Accounts receivable - trade	(8,399)	24,411	(29,986)	(4,299)
Inventories	(26,985)	(16,437)	5,631	(13,368)
Prepaid expenses and other current assets	(7,814)	(3,126)	964	2,529
Other assets	(81)	44	38	245
Accounts payable	11,168	10,669	(12,415)	9,480
Accrued expenses and other current liabilities	18,888	(9,643)	8,797	382
Accrued interest	1,525	8,280	3,879	76
Income taxes	1,686	(6,372)	(4,048)	591
Other liabilities	(223)	(34)	(12)	(104)
Net cash provided by operating activities	20,849	4,350	24,954	72,868
Cash Flows from Investing Activities:
Acquisition of Interline Brands, Inc.	—	(825,717)	—	—
Purchases of property and equipment, net	(18,738)	(5,748)	(11,966)	(19,371)
Proceeds from sales and maturities of short-term investments	—	—	—	100
Purchase of businesses, net of cash acquired	—	(82,500)	(3,278)	(9,695)
Net cash used in investing activities	(18,738)	(913,965)	(15,244)	(28,966)

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	Successor		Predecessor
	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011
Cash Flows from Financing Activities:
Proceeds from equity contributions, net	—	350,886	—	—
Increase (decrease) in purchase card payable, net	822	1,289	(3,840)	5,536
Proceeds from issuance of HoldCo Notes	—	365,000	—	—
Repayment of 8 1/8% senior subordinated notes	—	—	—	(13,358)
Proceeds from ABL Facility	124,000	217,500	—	—
Payments on ABL Facility	(136,500)	(90,000)	—	—
Payment of debt financing costs	(228)	(26,353)	(355)	(29)
Payments on capital lease obligations	(506)	(193)	(456)	(645)
Proceeds from issuance of common stock	800	1,454	—	—
Proceeds from stock options exercised	—	—	2,188	656
Excess tax benefits from share-based compensation	—	—	4,573	303
Purchases of treasury stock	—	—	(1,450)	(26,178)
Net cash (used in) provided by financing activities	(11,612)	819,583	660	(33,715)
Effect of exchange rate changes on cash and cash equivalents	(280)	(65)	133	(69)
Net (decrease) increase in cash and cash equivalents	(9,781)	(90,097)	10,503	10,118
Cash and cash equivalents at beginning of period	17,505	107,602	97,099	86,981
Cash and cash equivalents at end of period	$7,724	$17,505	$107,602	$97,099

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$60,680	$10,783	$11,663	$22,458
Income taxes, net of refunds	$7,313	$(5,853)	$7,714	$15,641

Schedule of Non-Cash Investing and Financing Activities:
Non-cash equity contribution from shareholders	$140	$23,648	$—	$—
Property acquired through lease incentives	$—	$93	$—	$475
Property acquired through capital leases	$—	$—	$—	$527
Adjustments to liabilities assumed and goodwill on business acquired	$—	$—	$—	$422
Contingent consideration associated with purchase of business	$—	$—	$300	$125

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The Company markets and sells its products primarily through thirteen distinct and targeted brands. The Company utilizes a variety of sales channels, including a direct sales force, telesales representatives, a direct marketing program consisting of catalogs and promotional flyers, brand-specific websites and a national accounts sales program. The Company delivers its products through its network of distribution centers and professional contractor showrooms located throughout the United States, Canada, and Puerto Rico, vendor managed inventory locations at large professional contractor and institutional customer locations, and its dedicated fleet of trucks and third-party carriers. Through its broad distribution network, the Company is able to provide next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Interline Brands, Inc. and all of its wholly-owned subsidiaries. These statements have been prepared in accordance with US GAAP. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates on a 52-53 week fiscal year, which ends on the last Friday in December. The fiscal year ended December 27, 2013 was a 52 week year. As a result of the Merger that occurred on September 7, 2012, the 2012 fiscal year is comprised of two periods, the 16-week Successor period from September 8, 2012 through December 28, 2012, and the 36 week Predecessor period from December 31, 2011 through September 7, 2012. The fiscal year ended December 30, 2011 was a 52 week year. References herein to 2013, 2012 and 2011 are for the fiscal year ended December 27, 2013, the 2012 Successor and Predecessor periods, and the fiscal year ended December 30, 2011.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

The fair value of the Company’s ABL Facility, OpCo Notes, and HoldCo Notes (as defined in Note 10. Debt) is determined by quoted market prices and other inputs that are observable for these liabilities, which are Level 2 inputs. The carrying amount and fair value of the ABL facility, OpCo Notes, and HoldCo Notes as of December 27, 2013 and December 28, 2012 were as follows (in thousands):

	Successor
	December 27, 2013		December 28, 2012
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility	$115,000	$115,098	$127,500	$127,636
OpCo Notes	$318,347	$317,625	$321,494	$322,500
HoldCo Notes	$365,000	$398,763	$365,000	$394,200

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of accounts receivable. The Company's accounts receivable are principally from facilities maintenance, professional contractor and specialty distributor customers in the United States and Canada. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base. The Company performs credit evaluations of its customers; however, the Company's policy is not to require collateral. As of December 27, 2013 and December 28, 2012, the Company had no significant concentrations of credit risk.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

Vendor Rebates

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

Costs of Computer Software Developed or Obtained for Internal Use

The Company capitalizes costs related to internally developed software and amortizes those costs over five years. Only costs incurred during the development stage, including design, coding, installation and testing are capitalized. These capitalized costs consist of both internal labor costs as well as third party contract costs directly associated with the software development. Upgrades or modifications that result in additional functionality are capitalized. Capitalized costs were $4.8 million for the fiscal year ended December 27, 2013 (Successor), $0.4 million for the period from September 8, 2012 through December 28, 2012 (Successor), $3.1 million for the period from December 31, 2011 through September 7, 2012 (Predecessor), and $3.8 million for the fiscal year ended December 30, 2011 (Predecessor). As of December 27, 2013 and December 28, 2012, there was $9.6 million and $7.9 million, respectively, of unamortized capitalized software costs. During 2013, 2012 and 2011, amortization expense associated with capitalized software costs was as follows (in thousands):

	Successor		Predecessor
	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011
Amortization expense of capitalized software costs	$3,001	$218	$2,387	$1,866

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

Goodwill

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

Taxes Collected and Remitted

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

Shipping and Handling Costs

Shipping and handling costs to customers have been included in selling, general and administrative expenses on the consolidated statements of operations. Shipping and handling costs were as follows (in thousands):

	Successor		Predecessor
	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011
Shipping and handling costs	$72,238	$18,800	$41,241	$59,671

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

Advertising Costs

Costs of producing and distributing sales catalogs and promotional flyers are capitalized and charged to expense ratably over the life of the related catalog and promotional flyers. Advertising expenses, net of co-op advertising, and co-op advertising was as follows (in thousands):

	Successor		Predecessor
	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011
Advertising expenses, net of co-op advertising	$1,786	$381	$867	$1,298
Co-op advertising	$2,570	$651	$1,796	$2,567

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

Segment Information

The Company has one operating segment and, therefore, one reportable segment, the distribution of MRO products into the facilities maintenance end-market. The Company’s revenues and assets outside the United States are not significant. The Company’s net sales by product category were as follows (in thousands):

	Successor		Predecessor
Product Category(1)	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011
JanSan	$731,666	$155,489	$332,523	$457,393
Plumbing	284,024	84,296	195,780	275,557
Hardware, tools and fixtures	134,684	36,710	84,720	122,116
HVAC	127,619	35,605	90,299	121,531
Electrical and lighting	84,397	24,729	56,841	75,274
Appliances and parts	80,042	22,208	52,752	65,251
Security and safety	67,495	20,161	44,592	61,855
Other	88,128	25,395	60,245	70,507
Total	$1,598,055	$404,593	$917,752	$1,249,484
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

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"). The amendments contained within this guidance clarify the applicable guidance for the release of the cumulative translation adjustment under current US GAAP when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The amendments in ASU 2013-05 are effective prospectively for the first annual

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

period beginning after December 15, 2014, and interim and annual periods thereafter, with early adoption permitted. The amendments should be applied prospectively to derecognition events occurring after the effective date, and prior periods should not be adjusted. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

3. TRANSACTIONS

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

The authorization to issue the preferred stock of the Company was canceled at the time of the Merger.

The Related Financing Transactions

In connection with the Merger, the Company entered into the following financing transactions:

•	a new senior secured asset-based revolving credit facility totaling $275.0 million (the "ABL Facility"); and

•	the issuance of $365.0 million aggregate principal amount of senior notes (the "HoldCo Notes").

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

The Consent Solicitation

In connection with the Merger, on June 21, 2012, Interline New Jersey commenced the Consent Solicitation regarding certain amendments to the indenture governing the OpCo Notes (the "Bond Amendments"). The Bond Amendments permitted the Merger to occur without triggering a "Change of Control" under the indenture governing the OpCo Notes. As consideration for that amendment, and in addition to an aggregate consent payment of $1.5 million paid by Parent, Interline New Jersey agreed to certain additional amendments that apply from and including the closing date of the Merger. These additional amendments included, among other items, increasing the interest rate on the OpCo Notes from 7.00% to 7.50% per annum, increasing the redemption price of the OpCo Notes

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

for certain periods, making the OpCo Notes rank equal in right of payment to all future incurrences of senior indebtedness (including the ABL Facility) and replacing the restriction on the incurrence of secured indebtedness contained in the anti-layering covenant with a covenant restricting Interline New Jersey and its restricted subsidiaries from incurring liens, other than permitted liens, without equally and ratably securing the OpCo Notes.

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

Purchase Accounting

The Merger resulted in a significant change in ownership and was accounted for using the acquisition method under Accounting Standards Codification Topic 805, Business Combinations. Under the acquisition method, the purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. Goodwill recorded in connection with the Merger transaction represents intangible assets that do not qualify for separate recognition, such as assembled workforce. None of the goodwill recorded in connection with the Merger is deductible for income tax purposes. The purchase price paid and related costs and transaction fees incurred have been accounted for in the Company's consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

The final purchase price allocation is summarized in the following table (in thousands):

Total sources	$1,204,428

Plus:
Rollover of equity and stock options	30,661
Accelerated share-based compensation	13,533
44,194
Less:
Rollover of OpCo Notes and capital lease obligations	(300,940)
Merger related costs and financing fees	(60,707)
Net cash used to fund transaction	(90,538)
(452,185)
Equals purchase price consideration to be allocated	$796,437

Fair value of tangible assets and liabilities acquired:
Cash and cash equivalents	$17,064
Accounts receivable - trade	157,690
Inventories	212,712
Prepaid expenses and other current assets	50,301
Property and equipment	57,289
Other long-term assets	35,863
Deferred income tax assets	15,094
Accounts payable	(97,095)
Other short-term liabilities	(61,225)
OpCo Notes	(322,500)
Other long-term liabilities	(4,437)
Deferred tax liabilities	(157,104)
Total net tangible assets and liabilities	(96,348)

Fair value of identifiable intangible assets acquired:
Customer relationships	253,500
Trademarks	171,900
Goodwill	467,385
Total intangible assets acquired	892,785
Total purchase price	$796,437

In accordance with purchase accounting guidance, changes to the purchase price allocation and corrections of errors are adjusted retrospectively to the consolidated financial results. The values above includes revisions to correctly present deferred taxes as of the Merger Date totaling $24.7 million. This adjustment reduced deferred tax liabilities as well as goodwill. The impact of this change has been deemed immaterial to the consolidated financial position, results of operations, and cash flows. The December 28, 2012 balances included in the consolidated balance sheets have been revised to include the effect of the adjustment.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

Merger Costs

The following table summarizes the Merger costs for the period December 31, 2011 through December 28, 2012, including professional fees and other related costs (in thousands):

For the fiscal year ended December 28, 2012
Merger costs:
Professional fees	$22,371
Share-based compensation	18,260
Sponsors' fees	10,000
Transaction related compensation	6,833
Other fees	1,226
$58,690

Deferred financing costs:
ABL Facility	$5,627
OpCo Notes	4,380
HoldCo Notes	16,701
$26,708

Professional fees, share-based compensation, sponsors' fees, transaction related compensation, and other fees are included in merger related expenses line item in the statement of operations. Financing fees associated with the ABL Facility, OpCo Notes, and HoldCo Notes were capitalized in other intangible assets, and are amortized using the straight-line method for the ABL Facility and the effective interest method for the OpCo Notes and HoldCo Notes over the respective terms of the agreements. Approximately $10.9 million of the financing costs were paid to Goldman, Sachs & Co., a related party to the Company.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

4. ACQUISITIONS

Acquisition of JanPak

On December 11, 2012, Interline New Jersey acquired all of the outstanding stock of JanPak, Inc. ("JanPak") for $82.5 million in cash, subject to working capital and other closing adjustments. Direct acquisition costs of $0.5 million were incurred in connection with the JanPak acquisition. JanPak, which is headquartered in Davidson, North Carolina, is a large regional distributor of janitorial and sanitation supplies and packaging products, primarily serving property management and building service contractors as well as manufacturing, health care and educational facilities through 16 distribution centers across the Southeast and South Central United States. This acquisition represented an expansion of the Company's offering of JanSan products in the Southeastern, Mid-Atlantic, and South Central United States.

In accordance with the purchase method of accounting, the acquired net assets were recorded at fair value at the date of acquisition. The purchase price was based primarily on the estimated future operating results of JanPak. As the estimates and assumptions used to determine the fair values involved a complex series of judgments about future events and uncertainties. None of the goodwill recorded in connection with the JanPak acquisition is deductible for income tax purposes. The results of operations of JanPak are included in the consolidated results of operations of the Company from the date of acquisition.

The following table summarizes the final fair values of the assets acquired and liabilities assumed in the JanPak acquisition at the date of acquisition (in thousands):

Successor
Accounts receivable	$24,765
Inventories	20,460
Other current assets	4,716
Property and equipment	4,822
Goodwill	19,054
Intangible assets	32,600
Other assets	37
Total assets acquired	106,454
Current liabilities	9,554
Other liabilities	14,400
Total liabilities assumed	23,954
Net assets acquired	$82,500

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

Net sales and net income for the year ended December 28, 2012 of $10.3 million and $0.1 million are included in the Consolidated Statement of Operations relating to JanPak for the period from December 12, 2012 through December 28, 2012.

Acquisition of Northern Colorado Paper

On January 28, 2011, Interline New Jersey acquired substantially all of the assets and a portion of the liabilities of Northern Colorado Paper, Inc. (“NCP”) for $9.5 million in cash and an earn-out of up to $0.3 million in cash over two years. NCP, which is headquartered in Greeley, Colorado, is a regional distributor of JanSan supplies, primarily servicing institutional facilities in the health

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

care, education and food service industries. This acquisition represented an expansion of the Company's offering of JanSan products in the western United States. The targets were not achieved in connection with the earn-out provisions of the agreement.

Pro Forma Financial Information

The following table sets forth the unaudited pro forma net sales and net (loss) income of the Company, which give effect to the JanPak acquisition as if it had occurred on January 1, 2011. The unaudited pro forma net sales and net (loss) income are not presented to give effect to the NCP acquisition as if it had occurred on December 26, 2009, as it is not significant. The unaudited pro forma net sales and net (loss) income do not purport to present what the Company's results would actually have been if the aforementioned transactions had in fact occurred on such dates or at the beginning of the periods indicated, nor do they project the Company's financial position or results at any future date for any future period.

	Successor	Predecessor
	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011
	(in thousands)	(in thousands)
Net sales	$467,066	$1,079,640	$1,465,341
Net (loss) income	$(27,924)	$13,909	$40,030

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

The activity in the allowance for doubtful accounts consisted of the following (in thousands):

	Successor
	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Balance at End of Period
For the fiscal year ended December 27, 2013	$528	$1,981	$1,086	$3,595
For the period September 8, 2012 through December 28, 2012	$—	$530	$(2)	$528

	Predecessor
	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Balance at End of Period
For the period December 31, 2011 through September 7, 2012	$6,457	$1,285	$(2,967)	$4,775
For the fiscal year ended December 30, 2011	$9,088	$2,455	$(5,086)	$6,457
____________________

(1)	Accounts receivable written-off as uncollectible, net of recoveries.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of December 27, 2013 and December 28, 2012 (in thousands):

	Successor
	December 27, 2013	December 28, 2012
Vendor rebates receivable	$25,657	$21,072
Prepaid insurance	3,214	2,866
Prepaid rent	2,218	2,168
Other	9,847	6,878
	$40,936	$32,984

7. PROPERTY AND EQUIPMENT

Major classifications of property and equipment as of December 27, 2013 and December 28, 2012 were as follows (in thousands):

	Successor
	December 27, 2013			December 28, 2012
	Owned	Capital Leases	Total	Owned	Capital Leases	Total
Land	$696	$—	$696	$696	$—	$696
Building	5,859	—	5,859	5,859	—	5,859
Machinery and equipment	56,639	770	57,409	40,152	770	40,922
Office furniture and equipment	3,460	139	3,599	5,163	139	5,302
Vehicles	4,069	1,258	5,327	1,273	1,258	2,531
Leasehold improvements	13,378	—	13,378	12,365	—	12,365
Construction in progress	165	—	165	77	—	77
	84,266	2,167	86,433	65,585	2,167	67,752
Less: Accumulated depreciation and amortization	(25,840)	(1,928)	(27,768)	(4,577)	(1,428)	(6,005)
	$58,426	$239	$58,665	$61,008	$739	$61,747

Depreciation and amortization expense, including amounts for assets under capital leases, was as follows (in thousands):

	Successor		Predecessor
	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011
Depreciation and amortization expense	$21,780	$6,117	$13,135	$17,246

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes to goodwill during 2013, 2012, and 2011 were as follows (in thousands):

	Successor		Predecessor
	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011
Balance at beginning of period	$486,439	$—	$344,478	$341,168
Acquisition of Interline Brands, Inc.	—	467,385	—	—
Acquired goodwill	—	19,054	1,547	3,732
Purchase price adjustments	—	—	—	(422)
Balance at end of period	$486,439	$486,439	$346,025	$344,478

In connection with the Merger transactions as discussed in Note 3. Transactions, the Company recorded $467.4 million of goodwill as a part of purchase accounting. The acquired goodwill in 2012 primarily relates to the Company's acquisition of JanPak in December of 2012. The acquired goodwill in 2011 primarily relates to the Company's acquisition of NCP in January 2011.

Purchase price adjustments in 2011 relate to the revision of the liability for exit activities associated with the Eagle and AmSan LLC (“AmSan”) acquisitions, net of related adjustments to deferred taxes.

The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of December 27, 2013 and December 28, 2012 were as follows (in thousands):

Successor
December 27, 2013	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	$185,600	$—	$185,600
Customer relationships	272,400	34,912	237,488
Non-compete agreements	70	70	—
Deferred financing costs	26,935	4,977	21,958
Total	$485,005	$39,959	$445,046

December 28, 2012	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	$185,600	$—	$185,600
Customer relationships	272,400	6,701	265,699
Non-compete agreements	70	23	47
Deferred financing costs	26,707	1,165	25,542
Total	$484,777	$7,889	$476,888

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

During 2013, 2012, and 2011, amortization of other intangible assets and amortization of debt financing costs (recorded as a component of interest expense), was as follows (in thousands):

	Successor		Predecessor
	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011
Amortization of other intangible assets	$28,258	$6,720	$4,572	$6,493
Amortization of debt financing costs	$3,812	$1,165	$985	$1,365

Expected amortization expense on other intangible assets (excluding deferred financing costs, which will vary depending upon debt payments) for each of the five succeeding fiscal years is expected to be as follows (in thousands):

Fiscal Year	Future Estimated Amortization
2014	$29,017
2015	$31,467
2016	$30,900
2017	$25,896
2018	$21,723
Thereafter	$98,485

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 27, 2013 and December 28, 2012 (in thousands):

	Successor
	December 27, 2013	December 28, 2012
Accrued compensation and benefits	$21,435	$20,088
Litigation related accrual	20,500	—
Purchase card payable	6,029	5,207
Accrued sales tax	4,691	5,352
Other	17,284	18,829
	$69,939	$49,476

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

10. DEBT

Long-term debt consisted of the following as of December 27, 2013 and December 28, 2012 (in thousands):

	Successor
	December 27, 2013	December 28, 2012
ABL Facility	$115,000	$127,500
OpCo Notes(1)	318,347	321,494
HoldCo Notes	365,000	365,000
Total long-term debt	$798,347	$813,994
____________________

(1)
As of December 27, 2013 and December 28, 2012, the OpCo notes included an unamortized fair value premium of $18.3 million and 21.5 million, respectively, recorded as a result of the Merger. See Note 3. Transactions for further information.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

After the end of the quarter following the closing of the ABL Facility, the interest rates will be determined as of the end of each fiscal quarter in accordance with applicable rates set forth in the grid below:

Availability	Revolver ABR Spread	Revolver Eurodollar Spread
Category 1
Greater than $150.0 million	0.50%	1.50%
Category 2
Greater than $75.0 million but less than or equal to $150.0 million	0.75%	1.75%
Category 3
Less than or equal to $75.0 million	1.00%	2.00%

The applicable rates for Category 2 and Category 3 described above will be subject to a 0.25% step-down from the spread described above if the fixed charge coverage ratio for the period of four consecutive fiscal quarters ending on the last day of the fiscal quarter most recently ended is greater than 1.50:1.00. As of December 27, 2013, the interest rate in effect with respect to the ABL Facility was 1.69% for the Eurodollar revolving loans and 3.75% for the ABR revolving loans.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

OpCo Notes

In November 2010, Interline New Jersey completed a series of refinancing transactions: (1) an offering of $300.0 million of 7.00% senior subordinated notes due 2018 (the "OpCo Notes") and (2) entering into the predecessor $225.0 million asset-based revolving credit facility. The proceeds from the OpCo Notes were used to redeem the 8 1/8% senior subordinated notes due 2012 (the "8 1/8% Notes") and to repay the indebtedness under the prior credit facility.

The OpCo Notes are unconditionally guaranteed, jointly and severally, by the Company and Interline New Jersey's existing and future domestic subsidiaries that guarantee the ABL Facility (collectively the ''Guarantors''). The OpCo Notes are not guaranteed by any of Interline New Jersey's foreign subsidiaries.

In connection with the Merger transactions, as fully described in Note 3. Transactions, the OpCo Notes were amended to modify the definition of “Change of Control” and add a definition of “Permitted Holders” in the related indenture, which permitted the Merger to occur without triggering a “Change of Control” under the indenture governing the OpCo Notes. As consideration for these amendments, and in addition to a consent payment of $1.5 million, Interline New Jersey agreed to certain additional amendments that applied from and including the Merger date. These additional amendments included, among other items, increasing the interest rate on the OpCo Notes from 7.00% to 7.50% per annum, increasing the redemption price of the OpCo Notes for certain periods, making the OpCo Notes and the related guarantees rank equal in right of payment to all future incurrences of senior indebtedness (including the ABL Facility) and replacing the restriction on the incurrence of secured indebtedness contained in the anti-layering covenant with a covenant restricting Interline New Jersey and its restricted subsidiaries from incurring liens, other than permitted liens, without equally and ratably securing the OpCo Notes. Additionally, the OpCo Notes were remeasured to the fair value on the date of the Merger, which resulted in a premium of $22.5 million that is being amortized through interest expense over the term of the OpCo Notes using the effective interest method. Debt financing costs capitalized in connection with the modification of the OpCo Notes were $4.4 million, and the unamortized balance of the originally capitalized debt financing costs of $5.7 million were allocated to goodwill in connection with purchase accounting.

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

HoldCo Notes

In connection with the Merger, as discussed in Note 3. Transactions, Interline Delaware issued 365.0 million in aggregate principal amount of 10.00%/10.75% senior notes (the "HoldCo Notes") due November 15, 2018. Debt financing costs capitalized in connection with the HoldCo Notes were $16.7 million.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

The HoldCo Notes bear interest at a rate of 10.00% per annum with respect to cash interest and 10.75% per annum with respect to any paid-in-kind ("PIK") interest, payable semi-annually on January 15 and July 15. The Company is required to pay interest on the HoldCo Notes in cash, unless its subsidiaries are restricted from dividending money to it (or have limited ability to do so), subject to certain circumstances.

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

Interline New Jersey and the Company were in compliance with all covenants contained in the ABL Facility, OpCo Notes, and HoldCo Notes as of December 27, 2013.

As of December 27, 2013 and December 28, 2012, Interline New Jersey had $145.8 million and $113.5 million available under its respective revolving credit facilities. There were $115.0 million and $127.5 million borrowings under the revolving credit facilities as of December 27, 2013 and December 28, 2012, respectively. Total letters of credit issued under the revolving credit facilities as of December 27, 2013 and December 28, 2012 were $10.5 million and $8.9 million, respectively. The maturity of the OpCo Notes of $300.0 million, and the maturity of the HoldCo Notes of $365.0 million are both due in their entirety on November 15, 2018.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

Share Repurchases

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

Accumulated other comprehensive income is comprised entirely of foreign currency translation adjustments as of December 27, 2013 and December 28, 2012.

14. SHARE-BASED COMPENSATION

Total compensation cost and income tax benefits recognized in the consolidated statements of operations during 2013, 2012, and 2011 for the Company's stock-based awards were as follows (in thousands):

	Successor			Predecessor
	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012		For the period December 31, 2011 through September 7, 2012		For the fiscal year ended December 30, 2011
Share-based compensation expense	$5,330	$9,958	(1)	$15,169	(1)	$5,935
Income tax benefits	$2,095	$3,892		$5,955		$2,330
____________________
(1) In connection with the Merger, all of the outstanding share-based compensation awards were accelerated and fully vested, if not previously vested, and converted to the right to receive cash consideration. Total share-based compensation of $18.3 million was recognized and included in Merger related expenses in the consolidated statements of operations, $11.2 million of which was recorded in the Predecessor Period, and $7.0 million was recorded in the Successor Period.

As of December 27, 2013, there was $11.7 million of total unrecognized share-based compensation expense related to unvested share-based payment awards. The expense is expected to be recognized over a weighted-average period of 2.6 years.

Current Equity Compensation Plan

On September 7, 2012 the Board adopted the Interline Brands, Inc. 2012 Option Plan, as amended (the “2012 Plan”), pursuant to which 172,766 shares of common stock of the Company may be the subject of grants of options. The 2012 Plan is administered by the Compensation Committee of the Board. Under the 2012 Plan, time-vested option awards and performance-vested option awards may be granted to employees and directors of the Company.

The 2012 Plan will terminate on September 7, 2022. However, the Board may suspend, amend, alter, discontinue or terminate the 2012 Plan prior to the termination date, except as provided in the 2012 Plan. Awards granted prior to the termination of the 2012 Plan may extend beyond the date of such termination. During 2013, 12,584 time-based option awards and 8,663 performance-based stock options were granted. During the period from September 7, 2012 through December 28, 2012, 73,954 time-based option awards

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

and 73,954 performance-based stock options were granted. As of December 27, 2013, 8,182 shares of common stock were available for future grant.

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

Performance-Vested Option Award Agreements

Performance-vested options become vested and exercisable with respect to twenty percent (20.0%) of the shares subject to the option based upon the Company’s achievement of specified EBITDA targets for the Company’s annual performance periods; subject (except as described below) to the optionee remaining employed through the date on which audited financial statements for the applicable annual performance period are presented to the Board. Upon a change in control of the Company (i) prior to the first anniversary of the date of grant, the option will become fully vested and (ii) prior to the end of any of the other annual performance periods, a number of options will vest equal to the number of unvested options multiplied by a fraction, the numerator of which is the number of performance periods in which the targets have been achieved and the denominator of which is the number of periods that have elapsed since the date of grant. Upon the optionee’s termination for cause, any unexercised portion of the option, whether or not vested, will terminate. The optionee is subject to covenants restricting competition with the Company and solicitation of employees and customers of the Company during the optionee’s term of employment and for a period of time thereafter.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

The fair values of stock options granted under the 2012 Plan were estimated using the Black-Scholes option-pricing model. The stock price is estimated based on an annual valuation of the company. Expected volatility was based on the historical volatilities of comparable companies over a historical period that matches the expected life of the options on the date of grant. The Company also considers historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represents the period of time that stock options are expected to remain outstanding and is based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The Black-Scholes weighted-average assumptions for the 2012 Plan were as follows:

	Successor
	For the fiscal year ended December 27, 2013		For the period September 8, 2012 through December 28, 2012
	Time-Based Awards	Performance-Based Awards	Time and Performance-Based Awards
Exercise price	$255.00	$255.00	$255.00
Expected volatility	48.6%	49.1%	49.2%
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	1.4%	1.4%	0.9%
Expected life (in years)	6.5	6.2	6.3

The weighted-average fair value per option of stock options granted during the fiscal year ended December 27, 2013 was $124.42 for time-based options and $122.79 for performance-based options. The weighted-average fair value per option of stock options granted during the period from September 8, 2012 through December 28, 2012 for both time and performance-based options was $122.07.

A summary of stock options activity under the 2012 Plan from December 28, 2012 through December 27, 2013 is presented below:

	Successor
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(in years)	(in thousands)
Outstanding at December 28, 2012	198,753	$219.72
Granted	21,247	255.00
Forfeited	4,571	$255.00
Outstanding at December 27, 2013	215,429	$222.45	7.2	$7,013
Vested or expected to vest at December 27, 2013	214,129	$222.25	7.2	$7,013
Exercisable at December 27, 2013	95,660	$181.69	5.1	$7,013
____________________

(1)	The aggregate intrinsic value represents the amount by which the fair value of the underlying stock at period end exceeds the stock option exercise price.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

Prior Equity Compensation Plans

Effective as of the closing of the Merger, outstanding awards under the 2000 and 2004 stock incentive plans, as described below, vested in full and were converted into either immediate cash payments or fully vested new options to purchase common stock of the Parent. No additional shares are available to be granted under these plans.

During 2000, Interline New Jersey established a Stock Award Plan (the “2000 Plan”), under which Interline New Jersey could award a total of 6,395 shares of common stock in the form of incentive stock options (which could be awarded to key employees only), nonqualified stock options, stock appreciation rights (“SARs”) and restricted stock awards, all of which could be awarded to directors, officers, key employees and consultants. The Company's compensation committee determined in its sole discretion whether a SAR is settled in cash, shares or a combination of cash and shares. In connection with the Company's initial public offering in December 2004, options to purchase shares of the common stock of Interline New Jersey were converted into options to purchase shares of the Company's common stock. Effective December 25, 2009 no further awards were granted under the 2000 Plan.

During 2004, the Company adopted the 2004 Equity Incentive Plan, (the “2004 Plan”), as amended in May of 2006 and 2008, under which the Company could award 3,800,000 shares in the form of incentive stock options, nonqualified stock options, stock appreciation rights, or SARs, restricted stock, restricted share units (“RSUs”), deferred stock units (“DSUs”) and stock bonus awards, all of which could be awarded to any employee, director, officer or consultant of the Company. In May 2006, the stockholders of the Company approved an amendment to the 2004 Plan to further restrict the repricing of awards granted under the 2004 Plan without first obtaining approval by the Company's stockholders. In May 2008, the stockholders of the Company approved amendments to the 2004 Plan to change the method by which shares subject to full value awards granted thereunder are counted against the 2004 Plan's share limit. Effective January 1, 2008, shares subject to grants of full value awards, or awards other than options or SARs, counted against the applicable share limits under the 2004 Plan as 1.8 shares for every 1 share granted, while shares subject to stock options or SARs counted against the applicable share limits as 1 share for every 1 share granted.

These plans allowed the Company to fulfill its incentive stock option, nonqualified stock option, SAR, restricted stock, RSU, DSU and stock bonus award obligations using unissued or treasury shares.

Stock Options

Under the terms of the 2000 Plan, the exercise price per share for an incentive stock option could not be less than 100% of the fair market value of a share of common stock on the grant date. The exercise price per share for an incentive stock option granted to a person owning stock possessing more than 10% of the total combined voting power of all classes of stock could not be less than 110% of the fair market value of a share of common stock on the grant date. These incentive stock options vested in 25% increments over four years and could not be exercisable after the expiration of ten years from the date of grant.

Under the terms of the 2004 Plan, the exercise price of the options could not be less than the fair market value of the common stock at the date of grant, generally vested in 25% increments over four years and could not be exercisable after the expiration of seven or ten years from the date of grant.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

The fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility was based on historical performance of the Company's stock. The Company also considered historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represented the period of time that stock options were expected to remain outstanding and was based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The Black-Scholes weighted-average assumptions were as follows:

	Predecessor
	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011
Expected volatility	43.5%	40.9%
Expected dividends	0.0%	0.0%
Risk-free interest rate	0.8%	1.8%
Expected life (in years)	5.0	5.0

The weighted-average fair value per option of stock options granted during the period December 31, 2011 through September 7, 2012, and the fiscal year ended 2011 was $7.84 and $14.93, respectively.

During the period from December 31, 2011 through September 7, 2012 and the fiscal year ended December 30, 2011, there were 156,297 and 43,962 stock options exercised with an intrinsic value of $1.4 million and $0.3 million, respectively. Total intrinsic value represents the difference between the exercise price and the market price on the date of exercise. Proceeds from stock options exercised during the period from December 31, 2011 through September 7, 2012 and the fiscal year ended December 30, 2011 were $2.2 million and $0.7 million, respectively.

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

Restricted Stock, Restricted Share Units and Deferred Stock Units

Shares of restricted stock granted under the 2004 Plan to executives, employees and non-employee directors did not have an exercise price. The share-based compensation expense associated with the restricted stock was based on the quoted market price of the Company's shares of common stock on the date of grant. One-half of the restricted stock awards granted to employees vested evenly over three years and one-half vested evenly over five years.

RSUs granted under the 2004 Plan to management did not have an exercise price. The share-based compensation expense associated with the RSUs was based on the quoted market price of the Company's shares of common stock on the date of grant. Depending on the grant, (1) one-half of the RSUs vested on the second grant date anniversary provided that certain pre-established annual percentage increases in specific Company-wide metrics, such as EBITDA, was attained and one-half vested evenly over three years; or (2) one-half of the RSUs vested evenly over two years and one-half vested evenly over three years; or (3) one-third of the RSUs vested evenly over each of the first three years following the date of grant; or (4) one-half of the RSUs vested evenly over three years and one-half vested evenly over five years; or (5) on the earlier of: (A) the fourth grant date anniversary, provided that the average daily closing price of a share of the Company's common stock during any 20-consecutive-trading-day period (“Average Closing Price”) commencing on or after the grant date equaled or exceeded a specified amount prior to the fourth grant date anniversary; or (B) the date that is the later of: (x) the date on which the Average Closing Price equaled or exceeded a higher specified amount and (y) the fifth grant date anniversary of the Transaction Date, provided that it occurred no later than the seventh grant date

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

anniversary. Under all vesting schedules, the RSUs only vested provided the grantee's service to the Company had not terminated prior to the vesting date.

DSUs granted under the 2004 Plan to non-employee directors did not have an exercise price. The share-based compensation expense associated with the DSUs was based on the quoted market price of the Company's shares of common stock on the date of grant. DSUs vested on the grant date or evenly over the non-employee directors' current service terms, depending on the grant. All DSUs were to be settled in shares of the Company's common stock upon termination of the non-employee directors' service or one year after termination of the non-employee directors' service, depending on the grant.

The total fair value of restricted stock vested during the period December 31, 2011 through September 7, 2012, and the fiscal year ended 2011 was less than $0.1 million and $3.8 million, respectively. The total fair value of RSUs vested during the period December 31, 2011 through September 7, 2012 and the fiscal year ended 2011 was $4.7 million and $1.8 million, respectively. The total fair value of deferred stock units vested during the period from December 31, 2011 through September 7, 2012 was $0.2 million. No deferred stock units vested during the 2011 fiscal year.

In connection with the Merger, all outstanding restricted share units and deferred stock units vested with a fair value of $14.7 million and $3.5 million, respectively. Subsequent to the Merger, there were no restricted stock, restricted shares units or deferred stock units outstanding.

15. EMPLOYEE BENEFIT PLAN

The Company has a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code. Pursuant to the 401(k) plan, the Company matches employee contributions at a rate of 25% of the first 5% contributed by the employees, up to a maximum of $3,188 per employee. Company contributions to the 401(k) plan were as follows (in thousands):

	Successor		Predecessor
	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011
Company contributions	$1,384	$371	$819	$1,120

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

16. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facilities, vehicles, and other equipment under operating and capital leases expiring at various dates through 2024. Minimum future rental payments under these operating and capital leases as of December 27, 2013 are as follows (in thousands):

	Successor
Fiscal Year	Operating	Capital
2014	$30,892	$244
2015	26,567	11
2016	21,060	—
2017	15,215	—
2018	8,500	—
Thereafter	9,034	—
Total payments	$111,268	255
Less: Amount representing interest		(14)
Present value of minimum lease payments		241
Less: Current portion		(231)
Long term portion		$10

Certain of the leases provide that the Company pays taxes, insurance and other operating expenses applicable to the leased premises. Rent expense under all operating leases was as follows (in thousands):

	Successor		Predecessor
	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011
Rent expense	$44,890	$11,655	$25,541	$35,489

Employment Agreements

The Company has employment agreements with certain officers and employees totaling combined salaries of $5.4 million, plus bonuses and subject to adjustments.

Contingent Liabilities

As of December 27, 2013 and December 28, 2012, the Company was contingently liable for outstanding letters of credit aggregating to $10.5 million and $8.9 million, respectively.

Legal Proceedings

In May 2011, the Company was named as a defendant in the case of Craftwood Lumber Company v. Interline Brands, Inc. ("Craftwood Matter"), filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, and subsequently removed to the United States District Court for the Northern District of Illinois. The complaint alleges that the Company sent unsolicited fax

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“Junk Fax Act”). At the time of filing the initial complaint in state court, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from the Company during the four-year statute of limitations period. In its amended complaint filed in the United States District Court, the plaintiff seeks preliminary and permanent injunctive relief enjoining the Company from violating the Junk Fax Act, as well as statutory damages for each fax transmission found to be in violation of the Junk Fax Act. The Company continues to vigorously contest class action certification and liability; however, in light of the Company's assessment of potential legal risks associated with the Craftwood Matter, the Company recorded a pre-tax charge in the amount of $20.5 million in the third quarter of 2013. This estimated charge is included in selling, general and administrative expenses in the statements of operations for the fiscal year ended December 27, 2013. Based upon the uncertain outcome of the Craftwood Matter, a range of reasonable outcomes cannot be estimated as of the date of these financial statements. Accordingly, actual results may differ.

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

17. INTEREST AND OTHER INCOME

Interest and other income consisted of the following during 2013, 2012 and 2011 (in thousands):

	Successor		Predecessor
	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011
Interest income	$45	$15	$18	$28
Other income	1,535	578	1,481	1,864
	$1,580	$593	$1,499	$1,892

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

18. INCOME TAXES

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2011 and is no longer subject to state and local, or foreign income tax examinations by tax authorities for years before 2010.

The (benefit) provision for income taxes for 2013, 2012 and 2011, is as follows (in thousands):

	Successor		Predecessor
	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011
Current:
Federal	$7,973	$(15,232)	$3,150	$13,816
State	507	2,656	383	2,042
Foreign	52	78	176	262
	8,532	(12,498)	3,709	16,120
Deferred:
Federal	(14,243)	4,744	6,842	6,435
State	(5,287)	(2,749)	833	1,323
Foreign	151	—	—	(41)
	(19,379)	1,995	7,675	7,717
	$(10,847)	$(10,503)	$11,384	$23,837

As of December 27, 2013, the approximate amount of earnings of foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was $14.8 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax impact if such earnings were not permanently reinvested.

The Company no longer has foreign tax credits that may be used to offset future foreign source income taxable in the U.S.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

The components of (loss) income before income taxes for 2013, 2012 and 2011 were as follows (in thousands):

	Successor		Predecessor
	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011
United States	$(17,312)	$(39,202)	$23,581	$60,863
Foreign	125	255	627	648
Total	$(17,187)	$(38,947)	$24,208	$61,511

The reconciliation of the provision for income taxes at the federal statutory tax rate to the provision for income taxes for 2013, 2012 and 2011 is as follows:

	Successor		Predecessor
	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 30, 2011
Federal statutory tax rate	35.00%	35.00%	35.00%	35.00%
Provision to return true ups	29.33	3.19	0.93	(0.63)
State and local income taxes, net of Federal benefit	0.65	(0.56)	4.92	4.04
Foreign income taxes	(0.04)	0.03	(0.18)	(0.01)
Merger related expenses	(0.14)	(10.38)	5.73	—
Nondeductible expenses and other	(1.69)	(0.31)	0.63	0.35
	63.11%	26.97%	47.03%	38.75%

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

Deferred income taxes result primarily from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes. The components of the Company's deferred tax assets and liabilities as of December 27, 2013 and December 28, 2012 consist of the following (in thousands):

	Successor
	December 27, 2013	December 28, 2012
Deferred tax assets:
Litigation related accrual	$8,057	$—
Inventories	7,515	7,316
Share-based compensation	6,482	4,362
Net operating loss and tax credit carryforwards	2,361	2,720
Accrued workers compensation	2,273	2,137
Accrued bonus	1,615	1,645
Accrued vacation	1,407	1,280
Allowance for doubtful accounts	1,338	873
Lease incentive obligation	1,208	1,531
Deferred rent	554	128
Other	605	819
Total deferred tax assets	33,415	22,811
Deferred tax liabilities:
Intangibles	(149,114)	(158,346)
Depreciation	(10,263)	(11,668)
Other	(4,443)	(2,660)
Total deferred tax liabilities	(163,820)	(172,674)
Net deferred tax liabilities	$(130,405)	$(149,863)

At December 27, 2013, the Company had $2.4 million of state operating loss carryforwards related primarily to the Merger transaction that will expire at various dates through 2023.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

Unrecognized Tax Benefits

In accordance with US GAAP, the Company will recognize the impact of a tax position if a position is "more likely than not" to prevail.

A reconciliation of the beginning and ending unrecognized tax benefits for the fiscal year ended December 27, 2013 and for the period from September 8, 2012 through December 28, 2012 is as follows (in thousands):

	Successor
	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012
Balance at beginning of period	$1,535	$152
Increases related to prior year tax positions	45	817
Increases related to current year tax positions	52	566
Decreases related to prior year tax positions	(1,383)	—
Balance at end of period	$249	$1,535

There were no material uncertain tax positions as of September 7, 2012 nor December 30, 2011.

The unrecognized tax benefit, if recognized, would not have a material effect on the effective tax rate at December 27, 2013.

The Company recognizes potential penalties and interest related to unrecognized tax benefits within its statements of operations as selling, general and administrative expenses and interest expense, respectively. To the extent penalties and interest are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of selling, general and administrative expenses and interest expense, respectively. Interest expense for the year ended December 27, 2013 was not material.
The unrecognized tax benefit with respect to certain of the Company's tax positions may increase or decrease over the next twelve months; however, management does not expect the change, if any, to have a material effect on the Company's financial position or results of operations within the next twelve months.
During 2013, the IRS concluded the examination of the Company's federal income tax return for the fiscal years 2009-2010. The exam resulted in an immaterial adjustment, which is reflected in the above deferred balances. In January 2014, the IRS notified the Company that they will be examining the Company’s federal income tax return for the fiscal year 2012. While the Company is not presently aware of any proposed adjustments, the examination will begin in February 2014 and therefore the Company cannot determine at this time the impact this examination will have on the Company’s financial condition or results of operations.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

19. GUARANTOR SUBSIDIARIES

The OpCo Notes of Interline New Jersey (the “Subsidiary Issuer”), issued in November 2010, are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis by Interline Brands, Inc. (the “Parent Company”) and a majority of Interline New Jersey’s 100% owned domestic subsidiaries, subject to certain exceptions (collectively the “Guarantor Subsidiaries”). The guarantees by the Parent Company and the Guarantor Subsidiaries are senior to any of their existing and future subordinated obligations, equal in right of payment with any of their existing senior subordinated indebtedness, subordinated to any of their senior indebtedness outstanding prior to the Merger and equal in right of payment to any senior indebtedness outstanding as of the Merger Date and any future senior indebtedness.

The Parent Company conducts virtually all of its business operations through the Subsidiary Issuer. Accordingly, the Parent Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in the Subsidiary Issuer that are derived from the earnings and cash flow generated by the Subsidiary Issuer. For the fiscal year ended December 27, 2013, dividends totaling $32.5 million were paid to the Parent Company from the Subsidiary Issuer for the purpose of funding interest payments on the HoldCo Notes. On September 8, 2012, a dividend of $162.3 million was paid to the Parent Company from the Subsidiary Issuer for the purpose of funding the Merger transactions. For the period December 31, 2011 through September 7, 2012, dividends totaling $1.5 million were paid to the Parent Company from the Subsidiary Issuer for the purpose of funding share repurchases to satisfy minimum tax withholding requirements on share-based compensation. During the year ended December 30, 2011, dividends totaling $26.2 million were paid to the Parent Company from the Subsidiary Issuer primarily for the purpose of funding the share repurchase that occurred during that year.

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

The condensed consolidating financial statements presented below for the Successor periods reflect the historical accounting basis for the Subsidiary Issuer and for the Guarantor Subsidiaries, with the exception of JanPak, which is recorded at fair value at the date of acquisition. In Successor periods, certain purchase accounting adjustments resulting from the Merger are reflected in the consolidating adjustments column.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 27, 2013
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$242	$6,516	$966	$—	$7,724
Accounts receivable - trade, net	—	138,308	25,490	—	163,798
Inventories	—	246,666	29,675	—	276,341
Intercompany receivable	—	1,493	4,619	(6,112)	—
Other current assets	52,331	50,342	5,846	(38,841)	69,678
Total current assets	52,573	443,325	66,596	(44,953)	517,541

Property and equipment, net	—	54,737	3,928	—	58,665
Goodwill	—	346,025	19,053	121,361	486,439
Other intangible assets, net	14,223	125,998	32,189	272,636	445,046
Investment in subsidiaries	777,137	106,958	—	(884,095)	—
Other assets	—	2,497	7,545	—	10,042
Total assets	$843,933	$1,079,540	$129,311	$(535,051)	$1,517,733

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$107,516	$16,399	$—	$123,915
Accrued expenses and other current liabilities	17,203	108,607	5,182	(41,298)	89,694
Intercompany payable	1,493	4,619	—	(6,112)	—
Current portion of capital leases	—	231	—	—	231
Total current liabilities	18,696	220,973	21,581	(47,410)	213,840

Long-Term Liabilities:
Long-term debt and capital leases, net of current portion	365,000	415,010	—	18,347	798,357
Other liabilities	103,384	44,527	772	—	148,683
Total liabilities	487,080	680,510	22,353	(29,063)	1,160,880

Stockholders' equity	356,853	399,030	106,958	(505,988)	356,853
Total liabilities and stockholders' equity	$843,933	$1,079,540	$129,311	$(535,051)	$1,517,733

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 28, 2012
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,455	$13,803	$2,247	$—	$17,505
Accounts receivable - trade, net	—	134,269	23,218	—	157,487
Inventories	—	225,829	23,722	—	249,551
Intercompany receivable	18,384	4,878	—	(23,262)	—
Other current assets	38,104	24,297	4,799	(170)	67,030
Total current assets	57,943	403,076	53,986	(23,432)	491,573

Property and equipment, net	—	56,926	4,821	—	61,747
Goodwill	—	346,025	19,054	121,360	486,439
Other intangible assets, net	16,070	135,038	32,600	293,180	476,888
Investment in subsidiaries	787,338	99,321	—	(886,659)	—
Other assets	—	2,174	7,412	—	9,586
Total assets	$861,351	$1,042,560	$117,873	$(495,551)	$1,526,233

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$—	$106,051	$7,552	$—	$113,603
Accrued expenses and other current liabilities	33,999	32,408	4,950	(3,651)	67,706
Intercompany payable	—	18,384	4,878	(23,262)	—
Current portion of capital leases	—	521	—	—	521
Total current liabilities	33,999	157,364	17,380	(26,913)	181,830

Long-Term Liabilities:
Long-term debt and capital leases, net of current portion	365,000	427,726	—	21,494	814,220
Other liabilities	104,882	69,011	1,172	(2,352)	172,713
Total liabilities	503,881	654,101	18,552	(7,771)	1,168,763

Stockholders' equity	357,470	388,459	99,321	(487,780)	357,470
Total liabilities and stockholders' equity	$861,351	$1,042,560	$117,873	$(495,551)	$1,526,233

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE FISCAL YEAR ENDED DECEMBER 27, 2013
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net sales	$—	$1,356,649	$241,406	$—	$1,598,055
Cost of sales	—	863,087	181,997	—	1,045,084
Gross profit	—	493,562	59,409	—	552,971

Operating Expenses:
Selling, general and administrative expenses	319	426,697	29,196	1,024	457,236
Depreciation and amortization	—	26,995	1,773	21,270	50,038
Merger related expenses	62	1,315	—	—	1,377
Operating (loss) income	(381)	38,555	28,440	(22,294)	44,320

Equity earnings of subsidiaries	(3,938)	(19,931)	—	23,869	—

Interest and other (expense) income, net	(38,575)	(29,669)	2,863	3,874	(61,507)
(Loss) income before income taxes	(35,018)	28,817	31,303	(42,289)	(17,187)
Income tax (benefit) provision	(28,678)	6,459	11,372	—	(10,847)
Net (loss) income	(6,340)	22,358	19,931	(42,289)	(6,340)
Other comprehensive loss	(546)	(546)	—	546	(546)
Comprehensive (loss) income	$(6,886)	$21,812	$19,931	$(41,743)	$(6,886)
____________________

(1)
The Subsidiary Issuer does not allocate integration expenses, corporate overhead or other expenses for shared services to the Guarantor Subsidiaries; therefore, the results for the Guarantor Subsidiaries do not reflect any such allocation.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE PERIOD FROM SEPTEMBER 8, 2012 THROUGH DECEMBER 28, 2012
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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE PERIOD FROM DECEMBER 31, 2011 THROUGH SEPTEMBER 7, 2012
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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED DECEMBER 27, 2013
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(31,381)	$29,350	$22,880	$—	$20,849
Cash Flows from Investing Activities:
Purchases of property and equipment, net	—	(18,111)	(627)	—	(18,738)
Dividends received from subsidiary issuer	32,500	—	—	(32,500)	—
Net cash provided by (used in) investing activities	32,500	(18,111)	(627)	(32,500)	(18,738)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	822	—	—	822
Proceeds from ABL Facility	—	124,000	—	—	124,000
Payments on ABL Facility	—	(136,500)	—	—	(136,500)
Payments of debt financing costs	(228)	—	—	—	(228)
Payments on capital lease obligations	—	(506)	—	—	(506)
Proceeds from issuance of common stock	800	—	—	—	800
Dividends paid to parent company	—	(32,500)	—	32,500	—
Intercompany activity	(2,904)	26,438	(23,534)	—	—
Net cash used in financing activities	(2,332)	(18,246)	(23,534)	32,500	(11,612)
Effect of exchange rate changes on cash and cash equivalents	—	(280)	—	—	(280)
Net decrease in cash and cash equivalents	(1,213)	(7,287)	(1,281)	—	(9,781)
Cash and cash equivalents at beginning of period	1,455	13,803	2,247	—	17,505
Cash and cash equivalents at end of period	$242	$6,516	$966	$—	$7,724

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM SEPTEMBER 8, 2012 THROUGH DECEMBER 28, 2012
SUCCESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) provided by operating activities	$(24,005)	$25,998	$2,357	$—	$4,350
Cash Flows from Investing Activities:
Acquisition of Interline Brands, Inc.	(825,717)	—	—	—	(825,717)
Purchases of property and equipment, net	—	(5,748)	—	—	(5,748)
Dividends received from subsidiary issuer	162,262	—	—	(162,262)	—
Purchase of business, net of cash acquired	—	(82,500)	—	—	(82,500)
Net cash used in investing activities	(663,455)	(88,248)	—	(162,262)	(913,965)
Cash Flows from Financing Activities:
Proceeds from equity contributions, net	350,886	—	—	—	350,886
Increase in purchase card payable, net	—	1,289	—	—	1,289
Proceeds from issuance of HoldCo Notes	365,000	—	—	—	365,000
Proceeds from ABL Facility	—	217,500	—	—	217,500
Payments on ABL Facility	—	(90,000)	—	—	(90,000)
Payments of debt financing costs	(16,701)	(9,652)	—	—	(26,353)
Payments on capital lease obligations	—	(193)	—	—	(193)
Proceeds from issuance of common stock	1,454	—	—	—	1,454
Dividends paid to parent company	—	(162,262)	—	162,262	—
Intercompany activity	(11,724)	11,909	(185)	—	—
Net cash provided by (used in) financing activities	688,915	(31,409)	(185)	162,262	819,583
Effect of exchange rate changes on cash and cash equivalents	—	(65)	—	—	(65)
Net increase (decrease) in cash and cash equivalents	1,455	(93,724)	2,172	—	(90,097)
Cash and cash equivalents at beginning of period	—	107,527	75	—	107,602
Cash and cash equivalents at end of period	$1,455	$13,803	$2,247	$—	$17,505

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM DECEMBER 31, 2011 THROUGH SEPTEMBER 7, 2012
PREDECESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by operating activities	$—	$24,917	$37	$—	$24,954
Cash Flows from Investing Activities:
Purchases of property and equipment, net	—	(11,966)	—	—	(11,966)
Dividends received from subsidiary issuer	1,450	—	—	(1,450)	—
Other	—	(3,278)	—	—	(3,278)
Net cash provided by (used in) investing activities	1,450	(15,244)	—	(1,450)	(15,244)
Cash Flows from Financing Activities:
Decrease in purchase card payable, net	—	(3,840)	—	—	(3,840)
Payments of debt financing costs	—	(355)	—	—	(355)
Payments on capital lease obligations	—	(456)	—	—	(456)
Purchases of treasury stock	(1,450)	—	—	—	(1,450)
Dividends paid to parent company	—	(1,450)	—	1,450	—
Other	—	6,761	—	—	6,761
Net cash (used in) provided by financing activities	(1,450)	660	—	1,450	660
Effect of exchange rate changes on cash and cash equivalents	—	133	—	—	133
Net increase in cash and cash equivalents	—	10,466	37	—	10,503
Cash and cash equivalents at beginning of period	—	97,061	38	—	97,099
Cash and cash equivalents at end of period	$—	$107,527	$75	$—	$107,602

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2011
PREDECESSOR
(in thousands)

	Parent Company (Guarantor)	Subsidiary Issuer	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$—	$72,944	$(76)	$—	$72,868
Cash Flows from Investing Activities:
Purchases of property and equipment, net	—	(19,371)	—	—	(19,371)
Proceeds from sales and maturities of short-term investments	—	100	—	—	100
Purchase of businesses, net of cash acquired	—	(9,695)	—	—	(9,695)
Dividends received from subsidiary issuer	26,178	—	—	(26,178)	—
Other	—	(52)	—	52	—
Net cash provided by (used in) investing activities	26,178	(29,018)	—	(26,126)	(28,966)
Cash Flows from Financing Activities:
Increase in purchase card payable, net	—	5,536	—	—	5,536
Repayment of capital lease obligations	—	(645)	—	—	(645)
Repayment of 8 1/8% senior subordinated notes	—	(13,358)	—	—	(13,358)
Payments of debt financing costs	—	(29)	—	—	(29)
Purchases of treasury stock	(26,178)	—	—	—	(26,178)
Dividends paid to parent company	—	(26,178)	—	26,178	—
Other	—	959	52	(52)	959
Net cash (used in) provided by financing activities	(26,178)	(33,715)	52	26,126	(33,715)
Effect of exchange rate changes on cash and cash equivalents	—	(69)	—	—	(69)
Net increase (decrease) in cash and cash equivalents	—	10,142	(24)	—	10,118
Cash and cash equivalents at beginning of period	—	86,919	62	—	86,981
Cash and cash equivalents at end of period	$—	$97,061	$38	$—	$97,099

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 27, 2013 (Successor), the periods September 8, 2012 to December 28, 2012 (Successor), December 31, 2011 to September 7, 2012 (Predecessor), and the year ended December 30, 2011 (Predecessor)

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company's quarterly results of operations for 2013 and 2012 (in thousands):

	For the fiscal year ended December 27, 2013
	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$380,753	$405,706	$421,541	$390,055
Gross profit	131,696	138,333	146,978	135,964
Net (loss) income	(1,480)	1,172	(7,206)	1,174

	For the periods from December 31, 2011 through September 7, 2012 (Predecessor) and September 8, 2012 through December 28, 2012 (Successor)
	Predecessor			Successor
			June 30, 2012 through September 7, 2012	September 8, 2012 through September 28, 2012
	First Quarter	Second Quarter			Fourth Quarter
Net sales	$313,582	$334,821	$269,349	$80,901	$323,692
Gross profit	115,611	121,053	97,055	30,300	117,944
Net income (loss)	7,465	9,021	(3,662)	(24,714)	(3,730)

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 27, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 27, 2013, our disclosure controls and procedures were effective to ensure that: (1) material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 27, 2013.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 27, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Our disclosure controls are designed to provide reasonable assurance of achieving their objectives. Based on our evaluation of the effectiveness of our internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 27, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As a result of the Stockholders Agreement, Messrs. Mehra, Gross and Crampton, and Ms. Berry were designated as members of our Board of Directors by GS Capital Partners, and Messrs. Moller and Paulson were designated by P2 Capital Partners. In addition, the Board of Directors appointed two independent directors to our Board of Directors: Dennis J. Letham, who also serves as Chair of our Audit Committee; and Jozef Opdeweegh, who also serves as a member of our Compensation Committee. Pursuant to the Stockholders' Agreement, Mr. Opdeweegh was designated as a member of our Board of Directors by GS Capital Partners. In addition, GS Capital Partners and P2 Capital Partners agreed to increase the size of our Board of Directors to ten members in connection with Mr. Letham's appointment in March 2013 and that Mr. Letham would be designated as a member of our Board of Directors by GS Capital Partners pursuant to the terms of the Stockholders' Agreement. Each of our directors, other than Messrs. Letham and Opdeweegh, are employed by us or our principal stockholders.

The names of our current directors, along with their present positions and qualifications, their principal occupations and directorships held with public corporations during the past five years and their ages as of February 25, 2014 are set forth below:

Name	Age	Position
Michael J. Grebe	56	Chairman of the Board and Chief Executive Officer
Kenneth D. Sweder	44	Director, President and Chief Operating Officer
Ann Berry	32	Director
Christopher Crampton	35	Director
Bradley Gross	41	Director
Dennis J. Letham	62	Director
Sanjeev Mehra	55	Director
Claus J. Moller	51	Director
Jozef Opdeweegh	47	Director
Joshua D. Paulson	36	Director

Director Backgrounds and Qualifications

Unless otherwise indicated, the business experience of our directors described below represents their experience over at least the last five years.

Michael J. Grebe has served as Chairman of the Board of Directors of Interline since January 2007; as a director of Interline since June 2004; as Chairman of the Board of Directors of Interline New Jersey from January 2007 until September 2012; as a director of Interline New Jersey from May 2000 until September 2012; and as Chief Executive Officer of Interline and Interline New Jersey since June 2004. Mr. Grebe has also previously served as President of Interline and Interline New Jersey and as Chief Operating Officer of Interline New Jersey. Prior to joining Interline, Mr. Grebe served as a Group Vice President of Airgas, Inc. (“Airgas”) a distributor of industrial gases, from 1997 to 1998. Mr. Grebe joined Airgas following its acquisition of IPCO Safety, Inc., a national distributor of industrial safety supplies, where he served as President from 1991 to 1996. Mr. Grebe also serves on the Boards of Directors of Air Distribution Technologies, Inc., SRS Distribution, Inc. and Baptist Health System, Inc. Mr. Grebe's qualifications to serve on our Board of Directors include his more than 20 years of experience serving in senior-level leadership positions in distribution companies, and his more than 10 years of experience serving as CEO, President and/or COO of Interline and Interline New Jersey.

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

Ann Berry has served as a director of Interline since September 2012. Ms. Berry is a Vice President in the Principal Investment Area of the Merchant Banking Division of Goldman, Sachs & Co., which she joined in 2008. She also serves as a director of U.S. Security Associates and First Marblehead Corporation. Ms. Berry's qualifications to serve on our Board of Directors are described below.

Christopher Crampton has served as a director of Interline and Interline New Jersey since September 2012. Mr. Crampton is a Managing Director in the Principal Investment Area of the Merchant Banking Division of Goldman, Sachs & Co., which he joined in 2003. He also serves as a director of ProQuest Holdings, LLC, Pipeline Supply and Service, LLC, Americold Realty Trust, Andrews International, and U.S. Security Associates. Within the past five years, he has served as a director of MRC Global, Inc. Mr. Crampton's qualifications to serve on our Board of Directors are described below.

Bradley Gross has served as a director of Interline and Interline New Jersey since September 2012. Mr. Gross is a Managing Director of Goldman, Sachs & Co. Mr. Gross joined Goldman, Sachs & Co. in the Real Estate Principal Investment Area in 1995 and joined the Principal Investment Area in 2000. Mr. Gross currently serves as a director of Flynn Restaurant Group LLC, Aeroflex Holding Corp., Americold Realty Trust, PSAV Holdings LLC, ProQuest Holdings, LLC and Griffon Corporation. Within the past five years, he has served as a director of First Aviation Services, Inc., Capmark Financial Group, MoneyGram International, Inc. and Cequel Communications, LLC. Mr. Gross' qualifications to serve on our Board of Directors are described below.

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

Sanjeev Mehra has served as a director of Interline since September 2012. Mr. Mehra has been a partner of Goldman, Sachs & Co. since 1998 and a Managing Director of Goldman, Sachs & Co.'s Principal Investment Area of its Merchant Banking Division since 1996. He also serves as a director of ARAMARK Corporation, SunGard Data Systems, Inc., Sigma Electric, Max India Limited and TVS Logistics Services Limited, and in the past five years has served as a director of KAR Auction Services, Inc., Hawker Beechcraft, Inc., First Aviation Services, Inc., Adam Aircraft Industries, Inc. and Burger King Holdings, Inc. Mr. Mehra's qualifications to serve on our Board of Directors are described below.

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

Joshua D. Paulson has served as a director of Interline and Interline New Jersey since September 2012. Mr. Paulson is a Partner with P2 Capital Partners, a private equity firm. Mr. Paulson also serves on the Board of Directors of UTi Worldwide Inc. Mr. Paulson's qualifications to serve on our Board of Directors are described below.

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

Our Executive Officers
The following table sets forth the name, age and positions, as of February 25, 2014, of individuals who are currently executive officers of the Company. To our knowledge, there are no family relationships between any director or executive officer and any other director or executive officer of the Company.

Name	Age	Position
Michael J. Grebe	56	Chairman of the Board and Chief Executive Officer
Kenneth D. Sweder	44	Director, President and Chief Operating Officer
Michael Agliata	40	Vice President, General Counsel and Secretary
John K. Bakewell	52	Chief Financial Officer
Jonathan S. Bennett	45	Chief Merchandising Officer
Lucretia D. Doblado	50	Chief Information Officer
Kevin O'Meara	51	Senior Vice President, Operations
David C. Serrano	50	Chief Accounting Officer and Corporate Controller

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

John K. Bakewell has served as Chief Financial Officer of Interline and Interline New Jersey since June 2013. Prior to joining Interline, Mr. Bakewell served as the Executive Vice President and Chief Financial Officer of RegionalCare Hospital Partners from January 2010 to December 2011. In addition, Mr. Bakewell held the same position with Wright Medical Group, a global orthopedic medical device manufacturer from December 2000 to December 2009. Mr. Bakewell also served as Chief Financial Officer of Altra Energy Technologies from July 1998 to December 2000, Cyberonics, Inc. from May 1993 to July 1998, and Zeos International from October 1990 to May 1993. Mr. Bakewell also serves on the board of Keystone Dental, Inc.

Jonathan S. Bennett has served as Chief Merchandising Officer of Interline and Interline New Jersey since August 2013. Prior to joining Interline, Mr. Bennett served in various leadership positions with The Home Depot from 2002 to August 2013, most recently as Vice President, Pricing and Analytics. Mr. Bennett also worked as Project Leader for the Boston Consulting Group from 1999 through 2003, and as an attorney with the law firm of Davis, Polk and Wardwell from 1994 to 1999.

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

Kevin O'Meara has served as Senior Vice President, Operations of Interline and Interline New Jersey since January 2014. Prior to joining Interline, Mr. O'Meara served as Senior Vice President, Supply Chain Effectiveness for Breakthrough Fuel, LLC from 2012 to January 2014. Mr. O’Meara also held several leadership positions with Whirlpool Corporation between 2005 and 2012, most recently as the Senior Director, Supply Chain Operations. Prior to joining Whirlpool, Mr. O’Meara worked in several leadership positions with Schneider National, Inc. from 1993 to 2005, most recently as Vice President, Customer Relationship Management. Mr. O’Meara was also an officer in the U.S. Army, where he served from 1984 to 1993.

David C. Serrano has served as Chief Accounting Officer of Interline and Interline New Jersey since May 2010 and as Corporate Controller of Interline and Interline New Jersey since August 2001. Mr. Serrano also served as Interim Chief Financial Officer of Interline and Interline New Jersey from March 19, 2013 through June 10, 2013. Mr. Serrano previously served as Vice President of Finance of Interline and Interline New Jersey from September 2005 to May 2010, and as Divisional Controller of Interline New Jersey from September 2000 to August 2001. Prior to joining Interline, Mr. Serrano served as Corporate Controller of Barnett, Inc., one of our corporate predecessors, from 1990 to 2000, and as Assistant Controller of U.S. Lock Corporation, another one of our predecessor companies, from 1988 to 1990.
Committees

Our Board of Directors currently has two standing committees: the Audit Committee and the Compensation Committee.

The primary purposes of the Audit Committee are to assist the Board of Directors in monitoring the integrity of our financial statements, the qualifications and independence of our independent registered certified public accounting firm, the performance of our audit function and independent registered certified public accounting firm, and our compliance with legal and regulatory requirements. The Audit Committee also assists the Board of Directors in monitoring various controls implemented by the Company to address and reduce financial and legal risks. Messrs. Crampton, Letham and Paulson and Ms. Berry are currently serving on the Audit Committee. Mr. Letham serves as Chairman of the Audit Committee and also qualifies as an independent “audit committee financial expert,” as such term has been defined by the SEC in Item 407(d)(5)(ii) of Regulation S-K.

The Compensation Committee has the authority to approve salaries and bonuses and other compensation matters for our executive officers. In addition, the Compensation Committee has the authority to approve employee benefit plans as well as administer the 2012 Stock Option Plan. The Compensation Committee currently consists of Messrs. Crampton, Gross, Opdeweegh, and Paulson. Mr. Gross serves as Chairman of the Compensation Committee.

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

Section 16(A) Beneficial Ownership Reporting Compliance

In light of our status as a privately held company, Section 16(a) of the Securities Exchange Act of 1934, as amended, does not apply to our directors, executive officers and significant stockholders.

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

The following table summarizes the fees and other compensation that our non-employee Directors earned for services as members of the Board of Directors and any committee of the Board of Directors for the fiscal year ended December 27, 2013.

Name	Fees Earned or Paid in Cash	Option Awards(1)		Total
Ann Berry(2)	$—	$—		$—
Christopher Crampton(2)	$—	$—		$—
Bradley Gross(2)	$—	$—		$—
Dennis J. Letham	$60,000	$242,157	(3)	$302,157
Sanjeev Mehra(2)	$—	$—		$—
Claus J. Moller(2)	$—	$—		$—
Jozef Opdeweegh	$47,500	$242,843	(3)	$290,343
Joshua D. Paulson(2)	$—	$—		$—
____________________

(1)
Represents the aggregate amount of grant date fair value (computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation). For a complete description of the valuation assumptions see Note 14. Share-Based Compensation to our audited consolidated financial statements included in this annual report.

(2)	Each of these directors was appointed by the Sponsors to serve on the Board effective as of September 7, 2012. These directors were not compensated for the service on the Board in 2013.

(3)
Represents the director's grant of stock options upon joining our Board. As of December 27, 2013, Messrs. Letham and Opdeweegh held options to purchase 1,961 shares of common stock. No other directors held any outstanding option or stock awards as of that date.

COMPENSATION COMMITTEE REPORT

The following report of the Compensation Committee does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other filing by Interline under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The Compensation Committee of the Board of Directors reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Form 10-K for the year ended December 27, 2013, as filed with the SEC.

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
Our compensation program is also designed to align management's incentives with the long-term interests of our shareholders. We believe we can best increase our shareholders' value over the long-term by attaining earnings growth through increased sales, improved gross margins and lower operating costs. Accordingly, our annual non-equity incentive compensation program for our named executive officers is designed to reward achievement of earnings growth-based performance targets as well as achievement by each individual of his or her personal performance objectives.

Oversight

Our executive compensation objectives, policies and programs are established by the Compensation Committee. The Compensation Committee is responsible for the following:

•	reviewing and approving annually the goals and objectives relevant to compensation of all executive officers;

•	reviewing and approving the individual elements of all executive officers' annual compensation;

•	reviewing and approving all employment agreements, severance agreements, retirement arrangements, and change in control agreements/provisions for the Company's executive officers;

•	administering the Company's 2012 Stock Option Plan (the "2012 Plan");

•	periodically reviewing the compensation paid to non-employee and independent Directors and recommending changes to the full Board, as appropriate;

•	planning for executive development and succession; and

•	assisting the Board in its oversight of the development, effectiveness and implementation of our compensation policies and strategies.

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

For 2013, the base salaries for our named executive officers were increased, or otherwise remained unchanged, as set forth below and were implemented in the normal course in 2013:

Named Executive Officer and Principal Position	2012 Base Salary	2013 Base Salary
Michael J. Grebe	$695,000	$695,000
Chairman and Chief Executive Officer
John K. Bakewell(1)	$—	$375,000
Chief Financial Officer
David C. Serrano(2)	$—	$350,000
Former Interim Chief Financial Officer
John A. Ebner(3)	$371,315	$—
Former Chief Financial Officer
Kenneth D. Sweder	$453,200	$466,796
President and Chief Operating Officer
Jonathan S. Bennett(4)	$—	$292,500
Chief Merchandising Officer
Lucretia D. Doblado	$277,988	$283,548
Chief Information Officer
____________________

(1)	Mr. Bakewell joined the Company effective June 10, 2013.

(2)	Mr. Serrano served as Interim Chief Financial Officer during the period from March 19, 2013 until June 10, 2013.

(3)	Mr. Ebner resigned from the Company effective March 19, 2013.

(4)	Mr. Bennett joined the Company effective August 12, 2013.

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

Annual Non-Equity Incentive Compensation (Annual Bonus)

Our annual non-equity incentive compensation awarded under the Executive Cash Incentive Plan (the “ECIP”) is intended to motivate and reward performance by providing cash bonus payments based upon meeting or exceeding performance goals. Upon achievement of the established performance goals, individual awards are determined as variable percentages of the executives' base salaries, depending on the extent to which performance goals are attained. The Compensation Committee determines achievement of performance under the ECIP based on achievement of (i) Company performance targets and (ii) individual performance goals. For

2013, the ECIP Company performance targets were based on achievement of fiscal 2013 Further Adjusted EBITDA of $140.5 million, with a sliding scale applying to over or under-achievement.

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

As a result of the Company’s performance during fiscal 2013, our named executive officers were determined to have achieved 42.7% of the Further Adjusted EBITDA component of their annual bonuses for 2013.

After determining the extent to which the individual performance goals under the ECIP's discretionary component were met, the Compensation Committee determined to pay annual bonus amounts as set forth in the Summary Compensation Table below. The threshold, target and maximum amounts of the 2013 annual bonus that were possible to be earned during 2013 are set forth in the Grants of Plan-Based Awards Table, and the actual amounts earned are set forth in the Summary Compensation Table.

For the 2013 fiscal year, the threshold, target and maximum bonuses (as a percentage of base salary) that could have been earned by our named executive officers were as follows:

Name	Threshold	Target	Maximum
Michael J. Grebe	37.5%	100%	200%
John K. Bakewell	18.75%	50%	200%
David C. Serrano(1)	18.75%	50%	200%
John A. Ebner(2)	—%	—%	—%
Kenneth D. Sweder(3)	37.5%	100%	200%
Jonathan S. Bennett	8.4375%	45%	200%
Lucretia D. Doblado	16.875%	45%	200%
____________________

(1)	Mr. Serrano served as Interim Chief Financial Officer during the period from March 19, 2013 until June 10, 2013.

(2)	Mr. Ebner resigned from the Company effective March 19, 2013.

(3)	Mr. Sweder's target bonus is payable 75% in the form of cash and 25% in the form of restricted stock.

The maximum percentages above superseded the maximum bonus that is provided for in the employment agreements for our named executive officers (which are described under “Employee Agreements” following the Grants of Plan-Based Awards Table). The Compensation Committee sets threshold, target and maximum annual bonus amounts, as a percentage of base salary, for each of our named executive officers, based on recommendations by the CEO. Our annual competitive compensation assessment was used to confirm the appropriateness of the target bonus percentages. The different target bonus percentages among the named executive officers reflect their relative duties and responsibilities as well as the Compensation Committee's consideration of the factors described above in “Compensation Program - Base Salaries.”

The discretionary component comprises 25% of each named executive officer’s annual bonus, with the exception of Mr. Bennett, whose annual bonus has three components: (i) achievement of specific business objectives (50%); (ii) achievement of the annual Further Adjusted EBITDA target (37.5%); and (iii) a discretionary component (12.5%). For each of our named executive officers, the discretionary component was based on the achievement of individual objectives, which objectives were agreed upon with the CEO (other than the CEO's own objectives, which were set by the Compensation Committee). Individual performance objectives generally focused on:

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

The Compensation Committee determined that no discretionary bonuses were earned under the annual bonus plan for 2013. A summary of the annual bonuses paid to our named executive officers, as approved by the Compensation Committee, is set forth in the Summary Compensation Table below. The threshold, target and maximum amounts of the 2013 annual bonus that were possible to be earned are set forth in the Grants of Plan-Based Awards Table, and the actual amounts earned are set forth in the Summary Compensation Table.

Equity Compensation

We believe that superior results can be achieved through an ownership culture that encourages long-term performance by our executive officers through the use of equity-based awards.

Following the closing of the Merger, equity compensation continues to be a primary element of our overall compensation program for our named executive officers. In connection with the closing of the Merger, the Compensation Committee adopted the 2012 Plan pursuant to which it granted time-based and performance-based stock options to our named executive officers and other members of the Company's management. The time-based stock options vest in equal increments of 20% on each of the first, second, third, fourth and fifth anniversaries of the date of grant, subject to continued employment. The performance-based stock options vest 20% annually based upon certification of achievement of 95% of the Company's annual Adjusted EBITDA targets for the Company's 2012, 2013, 2014, 2015 and 2016 fiscal years (each, an “Annual Performance Period”). For the 2013 Annual Performance Period, the Compensation Committee established an adjusted EBITDA target of $140.5 million. A description of the effect of a change of control or a termination of employment on these time-based and performance-based stock options is below under the heading “Potential Payments Upon Termination or Change in Control.” The number of shares subject to the time-based stock options and performance-based stock options are intended to provide a significant long-term incentive opportunity. The Compensation Committee does not expect to make grants on an annual basis; however, the Committee may, either directly or through limited authority granted to the CEO, approve special equity grants from time to time for key new hires, superlative performance of existing employees, and such other reasons as the Committee may determine to be in the best interests of the Company. Other than the grants to Messrs. Bakewell, Serrano and Bennett described below, no grants of equity compensation were made to our named executive officers in 2013.

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

Except as noted below, the only perquisite we provide to our executive officers as part of our competitive compensation package is a monthly automotive allowance. The cost of this benefit constitutes only a small percentage of each executive officer's total compensation. We furnish this benefit because our executive officers are required to travel extensively as part of their responsibilities and providing the automotive allowance enables us to remain competitive in the general marketplace for executive talent.

We are providing the following additional benefits to Messrs. Bakewell and Bennett pursuant to the terms of their respective employment agreements: (i) an allowance of $4,000 per month to Mr. Bakewell for lodging in Jacksonville, Florida and travel expenses to and from his residence in Tennessee; (ii) an allowance of $3,500 per month to Mr. Bennett for lodging in Jacksonville, Florida, not to exceed 10 months; and (iii) the reimbursement of Mr. Bennett’s relocation expenses, up to $90,000.

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

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation earned by each of our named executive officers during the fiscal years ended December 27, 2013, December 28, 2012 and December 30, 2011.

Name	Year	Salary	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)		All Other Compensation		Total
Michael J. Grebe Chief Executive Officer	2013	$695,000	$—	$—	$203,288		$18,188	(3)	$916,476
	2012	$647,500	$557,998	$6,224,306	$622,199		$3,187,899		$11,239,902
	2011	$630,000	$412,912	$827,080	$290,588		$18,619		$2,179,199
John K. Bakewell Chief Financial Officer	2013	$194,712	$—	$1,035,908	$30,586		$39,750	(4)	$1,300,956

David C. Serrano Interim Chief Financial Officer	2013	$260,113	$—	$39,697	$35,445		$9,188	(5)	$344,443

John A. Ebner(6) Former Chief Financial Officer	2013	$112,837	$—	$—	$—		$1,020,868	(7)	$1,133,705
	2012	$370,899	$180,254	$180,295	$167,370		$12,000		$910,818
	2011	$360,500	$245,048	$240,450	$105,672		$12,000		$963,670
Kenneth D. Sweder President and Chief Operating Officer	2013	$466,273	$—	$—	$102,403	(8)	$302,688	(9)	$871,364
	2012	$452,692	$299,995	$4,420,915	$321,715		$335,959		$5,831,276
	2011	$438,462	$396,532	$543,479	$234,713		$16,125		$1,629,311
Jonathan S. Bennett Chief Merchandising Officer	2013	$101,250	$—	$465,773	$32,426		$20,188	(10)	$619,637

Lucretia D. Doblado Chief Information Officer	2013	$284,404	$—	$—	$38,435		$7,200	(11)	$330,039
	2012	$277,988	$137,505	$1,167,748	$114,231		$82,200		$1,779,672
	2011	$274,622	$91,586	$183,427	$73,066		$7,200		$629,901
____________________

(1)
Represents the aggregate amount of grant date fair value (computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation). For a complete description of the valuation assumptions see Note 14. Share-Based Compensation to our audited consolidated financial statements included in this annual report.

(2)	Represents bonuses earned under our ECIP, which is a performance-based plan.

(3)	Consists of (i) annual automobile allowance of $15,000 and (ii) matching contributions to 401(k) plan of $3,188.

(4)
Consists of (i) annual automobile allowance of $12,000, prorated from his employment effective date of June 10, 2013, and (ii) annual housing and travel allowance of $48,000, prorated from his employment effective date of June 10, 2013.

(5)	Consists of (i) annual automobile allowance of $6,000 and (ii) matching contributions to 401(k) plan of $3,188.

(6)	Mr. Ebner resigned from the Company effective March 19, 2013.

(7)	Consists of (i) annual automobile allowance of $12,000, prorated through the date of his termination of employment effective March 19, 2013, and (ii) amounts paid under the Retention Bonus Agreement.

(8)
Represents the portion of Mr. Sweder’s non-equity incentive plan compensation (or annual bonus) that is paid in cash. Mr. Sweder’s annual bonus also includes a non-cash component where 25% of his earned annual bonus will be paid in restricted stock.

(9)	Consists of (i) annual automobile allowance of $12,000, (ii) matching contributions to 401(k) plan of $3,188 and (iii) the second installment of his retention bonus payment of $287,500.

(10)	Consists of (i) annual automobile allowance of $9,000, prorated from his employment effective date of August 12, 2013 and (ii) temporary housing allowance of $16,625.

(11)	Consists of annual automobile allowance of $7,200.

GRANTS OF PLAN-BASED AWARDS

The following table summarizes the awards granted to each of our named executive officers during the fiscal year ended December 27, 2013.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold	Target	Maximum
Michael J. Grebe	5/2/2013	$260,625	$695,000	$1,390,000
John K. Bakewell(2)	6/10/2013	$40,781	$108,750	$435,000		4,221	(3)	$255.00	$515,062
	6/10/2013					4,221	(4)	$255.00	$520,845
David C. Serrano(2)	5/2/2013	$43,776	$116,735	$518,823
	8/26/2013					158	(3)	$255.00	$19,684
	8/26/2013					158	(4)	$255.00	$20,013
John A. Ebner
Kenneth D. Sweder	5/2/2013	$175,049	$466,796	$933,592
Jonathan S. Bennett(2)	8/12/2013	$20,566	$54,844	$243,750
	8/21/2013					1,857	(3)	$255.00	$230,955
	8/21/2013					1,857	(4)	$255.00	$234,818
Lucretia D. Doblado	5/2/2013	$47,849	$127,597	$567,096
____________________

(1)	Represents bonus awards that were granted under the ECIP, which is a performance-based plan.

(2)	Prorated to reflect the period of time during which the executive served in each position.

(3)
Represents option awards that were granted under the 2012 Plan. These stock options vest 20% annually based upon achievement of certain performance targets for the Company's 2013, 2014, 2015, 2016 and 2017 fiscal years.

(4)
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

Michael J. Grebe

We have entered into an employment agreement with Mr. Grebe, which became effective August 13, 2004, and was amended effective as of December 2, 2004, December 31, 2008, March 31, 2011, and September 7, 2012. The term of the employment agreement is subject to automatic one-year extensions at the beginning of each calendar year unless we or Mr. Grebe give at least 90 days' written notice of non-extension. Mr. Grebe is entitled to a base salary, and he is eligible for an annual cash bonus based upon the achievement of annual performance targets established by our Compensation Committee. Effective on the closing of the Merger, Mr. Grebe's base salary was increased to $695,000, subject to additional increases at the discretion of our Compensation Committee. Mr. Grebe’s annual base salary is currently $695,000. Mr. Grebe is also eligible to participate in the benefits plans and arrangements generally available to our senior executives, which includes a monthly automotive allowance. His employment agreement also provides for severance upon certain terminations of employment, as described under "Potential Payments upon Termination or Change in Control".

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

John K. Bakewell

We have entered into an employment agreement with Mr. Bakewell dated June 10, 2013. The term of his employment agreement is subject to automatic one-year extensions unless we or Mr. Bakewell give at least 60 days' prior written notice of non-extension. Mr. Bakewell's annual base salary is currently $375,000, subject to increase at the discretion of our CEO. Mr. Bakewell is eligible to receive an annual cash bonus based upon the achievement of annual performance targets established by our Compensation Committee. Mr. Bakewell is also eligible to participate in the benefits plans and arrangements generally available to our senior executives, which include a monthly automotive allowance. His employment agreement also provides for severance upon certain terminations of employment, as described under "Potential Payments upon Termination or Change in Control."

Additionally, on June 10, 2013, Mr. Bakewell was awarded time-vesting and performance-vesting options under the 2012 Plan. Generally, the terms of the time-vesting option award agreement provide that, subject to Mr. Bakewell's continued employment, the options vest in equal installments of 20% on each of the first, second, third fourth, and fifth anniversaries of the grant date. The terms of Mr. Bakewell's performance-vesting option award agreement provide that options will generally vest and become exercisable with respect to 20% of the shares subject to the option based upon the Company's achievement of specified EBITDA targets for the Company's 2013, 2014, 2015, 2016 and 2017 Annual Performance Periods, subject to Mr. Bakewell's remaining employed through the date on which the audited financial statements for the applicable Annual Performance Period are presented to the board of directors. The treatment of Mr. Bakewell's time-vesting and performance-vesting option awards upon a termination of employment or a change in control of the Company is described below in the section entitled “Potential Payments upon Termination or a Change in Control.”

David C. Serrano

We have entered into an employment agreement with Mr. Serrano dated October 15, 2004. The term of his employment agreement is subject to automatic one-year extensions unless we or Mr. Serrano give at least 60 days' prior written notice of non-extension. Mr. Serrano's annual base salary while serving as Interim Chief Financial Officer was $350,000, subject to increase at the discretion of our CEO. Mr. Serrano is eligible to receive an annual cash bonus based upon the achievement of annual performance targets established by our Compensation Committee. Mr. Serrano is also eligible to participate in the benefits plans and arrangements generally available to our senior executives, which include a monthly automotive allowance. His employment agreement also provides for severance upon certain terminations of employment, as described under "Potential Payments upon Termination or Change in Control."

Additionally, on August 26, 2013, Mr. Serrano was awarded time-vesting and performance-vesting options under the 2012 Plan. Generally, the terms of the time-vesting option award agreement provide that, subject to Mr. Serrano's continued employment, the options vest in equal installments of 20% on each of the first, second, third fourth, and fifth anniversaries of the grant date. The terms of Mr. Serrano’s performance-vesting option award agreement provide that options will generally vest and become exercisable with respect to 20% of the shares subject to the option based upon the Company's achievement of specified EBITDA targets for the Company's 2013, 2014, 2015, 2016 and 2017 Annual Performance Periods, subject to Mr. Serrano's remaining employed through the date on which the audited financial statements for the applicable Annual Performance Period are presented to the board of directors. The treatment of Mr. Serrano's time-vesting and performance-vesting option awards upon a termination of employment or a change in control of the Company is described below in the section entitled “Potential Payments upon Termination or a Change in Control.”

John A. Ebner

We entered into an employment agreement with Mr. Ebner, effective as of January 8, 2010, which was subject to automatic one-year extensions unless we or Mr. Ebner gave at least 60 days' prior written notice of non-extension. Mr. Ebner's annual base salary at the time of his termination was $382,454. Mr. Ebner was eligible to receive an annual cash bonus based upon the achievement of annual performance targets established by our Compensation Committee. Mr. Ebner was also eligible to participate in the benefits plans and arrangements generally available to our senior executives, which included a monthly automotive allowance.

On September 7, 2012, we and Interline New Jersey entered into a retention bonus agreement with Mr. Ebner (the “Retention Bonus Agreement”), the terms of which provide that, subject to his continued employment through the date that was six months following the consummation of the Merger, Mr. Ebner would be entitled to receive a retention bonus in the amount of $1,018,868 (the “Retention Bonus”). Notwithstanding the foregoing, if Mr. Ebner's employment were terminated prior to such date due to his death or disability, or by the Company without “cause” or by Mr. Ebner for “good reason” (as each such term is defined in his Change in Control Severance Agreement), Mr. Ebner would be entitled to the Retention Bonus within 30 days of such termination. Mr. Ebner's entitlement to the payment was also subject to his execution of a release of claims in respect of the Company and its affiliates and his waiver of any right to severance from the Company or Parent under the terms of his change of control agreement, employment agreement or any other agreement. The Retention Bonus Agreement also provided that Mr. Ebner would be entitled to an annual bonus with respect to 2012 regardless of whether he remains employed through the payment date, in accordance with the terms of the Retention Bonus Agreement, notwithstanding his termination of employment prior to the date of payment, and that any call right that the Company may have with respect to common stock held by Mr. Ebner will not be exercisable until one year following the date of the Retention Bonus Agreement, notwithstanding Mr. Ebner's earlier termination of employment. Mr. Ebner’s employment continued through the date that was six months following the consummation of the Merger and, accordingly, he was paid the Retention Bonus.

On March 19, 2013, Mr. Ebner resigned from his position as Chief Financial Officer of the Interline and Interline New Jersey.

Kenneth D. Sweder

We have entered into an employment agreement with Mr. Sweder dated April 30, 2007, as amended on October 20, 2008, December 31, 2008 and December 31, 2012. The term of Mr. Sweder's employment agreement is subject to automatic one-year extensions unless we or Mr. Sweder give at least 60 days' prior written notice of non-extension. Mr. Sweder's annual base salary is currently $500,000, subject to increase at the discretion of our CEO. Mr. Sweder is eligible to receive an annual cash bonus based upon the achievement of annual performance targets established by our Compensation Committee. Mr. Sweder is also eligible to participate in the benefits plans and arrangements generally available to our senior executives, which include a monthly automotive allowance. His employment agreement also provides for severance upon certain terminations of employment, as described under "Potential Payments upon Termination or Change in Control".

On September 7, 2012, we and Interline New Jersey entered into a transaction bonus agreement with Mr. Sweder pursuant to which he agreed to waive any right he may have had to resign for “good reason” under his employment agreement or change in control severance agreement due to (i) the consummation of the Merger, (ii) the Company ceasing to be a publicly-traded company, or (iii) any change in his duties or responsibilities due solely to the Company no longer being publicly traded.

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

On September 14, 2012, we and Interline New Jersey entered into a retention bonus agreement with Mr. Sweder (the “Sweder Retention Bonus Agreement”). In light of Mr. Sweder's position and responsibilities, and his value to the organization, the Board of Directors of the Company approved the Sweder Retention Bonus Agreement to encourage Mr. Sweder to remain with the Company on a long-term basis and to add additional shareholder value. The Sweder Retention Bonus Agreement provides that, subject to Mr. Sweder's continued employment with Interline New Jersey through the applicable payment date, Mr. Sweder will be entitled to cash payments in the aggregate amount of $575,000 (the “Sweder Retention Bonus”), payable in six installments in accordance with the following schedule: (i) $95,834 payable on December 1, 2012; (ii) $95,834 payable on April 1, 2013; (iii) $95,833 payable on July 1, 2013; (iv) $95,833 payable on October 1, 2013; (v) $95,833 payable on January 1, 2014; and (vi) $95,833 payable on April 1, 2014. Notwithstanding the foregoing, if Mr. Sweder's employment is terminated prior to April 1, 2014 due to his death or disability, by Interline New Jersey without cause or by Mr. Sweder for good reason (as each such term is defined in his Change in Control Severance Agreement), Mr. Sweder will be entitled to receive in a single lump sum all then-unpaid installments in respect of the Sweder Retention Bonus within thirty (30) days following the date of such termination.

Jonathan S. Bennett

We have entered into an employment agreement with Mr. Bennett dated August 12, 2013. The term of his employment agreement is subject to automatic one-year extensions unless we or Mr. Bennett give at least 60 days' prior written notice of non-extension. Mr. Bennett’s annual base salary is currently $292,500, subject to increase at the discretion of our CEO or President. Mr. Bennett is eligible to receive an annual cash bonus based upon the achievement of annual performance targets established by our Compensation Committee. Mr. Bennett is also eligible to participate in the benefits plans and arrangements generally available to our senior executives, which include a monthly automotive allowance. His employment agreement also provides for severance upon certain terminations of employment, as described under "Potential Payments upon Termination or Change in Control."

Additionally, on August 21, 2013, Mr. Bennett was awarded time-vesting and performance-vesting options under the 2012 Plan. Generally, the terms of the time-vesting option award agreement provide that, subject to Mr. Bennett's continued employment, the options vest in equal installments of 20% on each of the first, second, third fourth, and fifth anniversaries of the grant date. The terms of Mr. Bennett's performance-vesting option award agreement provide that options will generally vest and become exercisable with respect to 20% of the shares subject to the option based upon the Company's achievement of specified EBITDA targets for the Company's 2013, 2014, 2015, 2016 and 2017 Annual Performance Periods, subject to Mr. Bennett's remaining employed through the date on which the audited financial statements for the applicable Annual Performance Period are presented to the board of directors. The treatment of Mr. Bennett's time-vesting and performance-vesting option awards upon a termination of employment or a change in control of the Company is described below in the section entitled “Potential Payments upon Termination or a Change in Control.”

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

On September 7, 2012, we and Interline New Jersey entered into a transaction bonus agreement with Ms. Doblado pursuant to which she agreed to waive any right she may have had to resign for “good reason” under her employment agreement or change in control severance agreement due to (i) the consummation of the Merger, (ii) the Company ceasing to be a publicly-traded company, or (iii) any change in her duties or responsibilities due solely to the Company no longer being publicly traded.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes the number of securities underlying the equity awards held by each of our named executive officers as of the fiscal year ended December 27, 2013.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Michael J. Grebe	11,111	(1)	—		—		$78.90	2/25/2016
	16,603	(1)	—		—		$150.00	12/16/2014
	4,643	(2)	—		18,573	(2)	$255.00	10/1/2022
	4,643	(3)	18,573	(3)	—		$255.00	10/1/2022
John K. Bakewell	—	(4)	—		4,221	(4)	$255.00	6/10/2023
	—	(3)	4,221	(3)	—		$255.00	6/10/2023
David C. Serrano	1,022		—		—		$78.90	2/25/2016
	211	(2)	—		844	(2)	$255.00	10/1/2022
	211	(3)	844	(3)	—		$255.00	10/1/2022
	—	(4)	—		158	(4)	$255.00	8/26/2023
	—	(3)	158	(3)	—		$255.00	8/26/2023
John A. Ebner	—		—		—		$—	—
Kenneth D. Sweder	4,444	(1)	—		—		$78.90	2/25/2016
	2,817	(1)	—		—		$179.20	2/24/2017
	3,377	(2)	—		13,508	(2)	$255.00	10/1/2022
	3,377	(3)	13,508	(3)	—		$255.00	10/1/2022
Jonathan S. Bennett	—	(4)	—		4,221	(4)	$255.00	8/21/2023
	—	(3)	4,221	(3)	—		$255.00	8/21/2023
Lucretia D. Doblado	2,278	(1)	—		—		$78.90	2/25/2016
	1,232	(1)	—		—		$179.20	2/24/2017
	844	(2)	—		3,377	(2)	$255.00	10/1/2022
	844	(3)	3,377	(3)	—		$255.00	10/1/2022
____________________

(1)	Represents stock options awarded prior to the Merger, which were converted into vested options of Parent and ultimately converted into options of the Company, effective September 7, 2012.

(2)
The performance-vesting stock options vest 20% annually based upon certification of achievement of certain performance targets for the Company's 2012, 2013, 2014, 2015 and 2016 fiscal years (each period, an “Annual Performance Period”). Upon the occurrence of a change in control of us (i) prior to October 1, 2013, the options would have become fully vested and (ii) prior to the end of any of the other Annual Performance Periods, a number of options will vest equal to the number of unvested options multiplied by a fraction, the numerator of which is the number of performance periods in which the targets have been achieved and the denominator of which is the number of periods that have elapsed since the date of grant.

(3)
The time-vesting stock options vest in equal increments of 20% on each of the first, second, third, fourth and fifth anniversaries of the date of grant, subject to continued employment. Upon a change of control of the Company, these time-vesting options become fully vested, subject to continued employment through the date of the change of control.

(4)
The performance-vesting stock options vest 20% annually based upon certification of achievement of certain performance targets for the Company's 2013, 2014, 2015, 2016 and 2017 fiscal years (each period, an “Annual Performance Period”). Upon the occurrence of a change in control of us (i) prior to October 1, 2013, the options would have become fully vested and (ii) prior to the end of any of the other Annual Performance Periods, a number of options will vest equal to the number of unvested options multiplied by a fraction, the numerator of which is the number of performance periods in which the targets have been achieved and the denominator of which is the number of periods that have elapsed since the date of grant.

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

Upon Mr. Grebe's termination for “cause,” any unexercised portion of his time-vesting option, whether or not vested, will terminate. Upon his termination of employment other than by the Company for “cause” or by Mr. Grebe without “good reason” (i) prior to the first year anniversary of the date of grant, Mr. Grebe would have become vested as to 40% of the shares subject to the option and (ii) at any time on or following the first anniversary of the date of grant, he will become vested in an additional 20% of the shares subject to the option. Upon termination of employment of Mr. Grebe other than by the Company for “cause” or by him without “good reason,” the unvested portion of the option will expire on the date of termination and the vested portion will remain exercisable through the earlier of (y) the expiration date of the option or (z) the later of two years following the date of grant and one year following the date of termination. Upon Mr. Grebe's resignation other than for “good reason,” the unvested portion of the option will expire and the vested portion will remain exercisable until the earlier of the expiration date and the date that is 90 days following the date of termination.

Upon Mr. Grebe's termination for “cause,” any unexercised portion of his performance-vesting option, whether or not vested, will terminate. Upon termination of Mr. Grebe other than by the Company for “cause” or by him without “good reason” at any time following December 31, 2013, the option with respect to option shares attributable to the Annual Performance Period in which such termination occurs will remain outstanding until the performance determination date for such period and become eligible to vest subject to the attainment of the EBITDA target for such period. Any portion of the option which becomes vested in accordance with the preceding sentence will remain exercisable through the first anniversary of the date on which such portion(s) become vested and exercisable, and any portion of the option which was already vested as of the date of the termination will remain exercisable through the earlier of (x) the expiration date of the option and (y) the later of two years following the date of grant and one year following the date of termination of employment. If Mr. Grebe resigns without “good reason,” the unvested portion of the option will expire on the resignation date and the vested portion would remain exercisable through the earlier of (x) the expiration date of the option and (y) a period of 90 days following the termination.

If Mr. Grebe's employment agreement is not renewed on account of us giving notice to Mr. Grebe of our desire not to extend his employment term, this termination will be treated as a termination "without cause" entitling Mr. Grebe to the severance outlined above.

Pursuant to his employment agreement, Mr. Grebe is subject to a non-compete agreement during his employment and for a period of (i) one year following the termination of his employment by us for cause or by Mr. Grebe without good reason and (ii) two years following the termination of his employment by us without cause or by Mr. Grebe for good reason. Following the termination of his employment by us for cause or by Mr. Grebe without good reason, Mr. Grebe is also subject to a one-year prohibition against the solicitation of (i) clients who were our clients within the six-month period prior to his termination of employment and (ii) any of our employees. Mr. Grebe is also subject to a confidentiality agreement during and after his employment with us, as well as certain restrictive covenants contained in his time-vesting option agreement and performance-vesting option agreement.

Upon a change in control of us, Mr. Grebe's time-vesting options will become fully vested and exercisable. With respect to his performance-vesting options, upon the occurrence of a change in control of us (i) prior to the first anniversary of the date of grant, the options would have become fully vested and (ii) prior to the end of any of the other Annual Performance Periods, a number of options will vest equal to the number of unvested options multiplied by a fraction, the numerator of which is the number of performance periods in which the targets have been achieved and the denominator of which is the number of periods that have elapsed since the date of grant.

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

John K. Bakewell, David C. Serrano, John A. Ebner, Kenneth D. Sweder, Jonathan S. Bennett, and Lucretia D. Doblado

The executive's employment may be terminated by us for "cause" (as defined in each executive's employment agreement). Upon termination of the executive's employment for "cause," we will pay his or her accrued and unpaid base salary and benefits (as defined in his or her employment agreement) through the date of termination.

If the executive's employment terminates due to disability or death, the executive or his or her estate will be entitled to receive (i) any earned or accrued and unpaid base salary and benefits and (ii) a prorated bonus for the calendar year in which termination occurs (excluding Mr. Bennett). Unless otherwise provided by the award agreement entered into by the executive at the time the executive was granted a particular equity award, upon termination of the executive's employment as a result of disability or death, the executive will forfeit any outstanding unvested equity awards and the executive or the executive's estate will have until the earlier of the stock option's expiration date or one year from date of termination to exercise any vested stock options.

If the executive's employment is terminated by us "without cause", or by the executive for "good reason" (as defined in his or her employment agreement), the executive (excluding Mr. Ebner, who waived all severance and benefits rights pursuant to his Retention Bonus Agreement) will be entitled to receive (i) any accrued and unpaid base salary and benefits, (ii) continuation of his or her base salary for a period of one year (eighteen months for Mr. Sweder) from the date of termination, (iii) continuation of his or her medical and dental benefits at our expense for a period of one year (eighteen months for Mr. Sweder) following his or her termination; (iv) a prorated bonus for the calendar year in which termination occurs (excluding Mr. Bennett); and (v) reimbursement for outplacement services, not to exceed $5,000 (only for Mr. Bennett). All severance payments are conditioned upon and subject to the executive's execution of a general waiver and release. The executive is required to provide us 30 days' advance written notice in the event the executive terminates the executive's employment other than for "good reason."

Each executive's employment agreement provides that the executive is subject to a non-compete agreement during his or her employment and for one year (two years for Messrs. Bakewell, Ebner and Sweder, and 18 months for Mr. Bennett) thereafter. The executive is subject to a non-solicitation agreement during his or her employment and for two years (three years for Messrs. Bakewell, Ebner and Sweder) thereafter. The executive is subject to a confidentiality agreement during and after his or her employment with us. The executives are also subject to certain restrictive covenants contained in their time-vesting option agreements and performance-vesting option agreements.

For each of the executives, upon termination for “cause,” any unexercised portion of either the executive's time-vesting and performance-vesting options, whether or not vested, will terminate. With respect to each of Messrs. Bakewell, Ebner, Serrano and Bennett and Ms. Doblado, upon the termination by the Company without “cause” or due to death or disability, or by the executive for any reason, the unvested portion of the time-vesting option will expire on the date of termination and the vested portion of the option would remain exercisable until the earlier of the expiration date or 90 days (180 days in the case of death or disability) following the termination date. With respect to Mr. Sweder, upon his termination of employment other than by the Company for “cause” or by him for “good reason” (i) prior to the first year anniversary of the date of grant, Mr. Sweder will become vested as to 40% of the shares subject to the time-vesting option and (ii) at any time on or following the first anniversary of the date of grant, he will become vested in an additional 20% of the shares subject to the time-vesting option. Upon termination of employment of Mr. Sweder other than by the Company for “cause” or by him without “good reason,” the unvested portion of the time-vesting option will expire on the date of termination and the vested portion will remain exercisable through the earlier of (y) the expiration date of the option or (z) the later of two years following the date of grant and one year following the date of termination. Upon Mr. Sweder's resignation without “good reason,” the unvested portion of the time-vesting option will expire and the vested portion will remain exercisable until the earlier of the expiration date and the date that is 90 days following the date of termination.

With respect to each of Messrs. Bakewell, Ebner, Serrano and Bennett and Ms. Doblado, upon the executive's termination by the Company without cause or by the executive, the unvested portion of the performance-vesting option will terminate, provided, that, the unvested portion attributable to a completed Annual Performance Period with respect to which the performance determination date has not yet occurred will remain outstanding until the performance determination date and, if the applicable EBITDA targets are achieved, will be eligible to vest and will remain outstanding for 90 days following the determination date. Any portion of the performance-vesting option that was vested as of the date of termination will remain exercisable until the earlier of the expiration date of the option or the 90th day following such termination.

With respect to Mr. Sweder, upon termination other than by the Company for “cause” or by him without “good reason” at any time following December 31, 2013, the performance-vesting option with respect to option shares attributable to the Annual Performance Period in which such termination occurs will remain outstanding until the performance determination date for such period and become eligible to vest subject to the attainment of the EBITDA target for such period. Any portion of the option which becomes vested in accordance with the preceding sentence will remain exercisable through the first anniversary of the date on which such portion(s) become vested and exercisable, and any portion of the option which was already vested as of the date of the termination will remain exercisable through the earlier of (x) the expiration date of the option and (y) the later of two years following the date of grant and one year following the date of termination of employment. If Mr. Sweder resigns without “good reason,” the unvested portion of the option will expire on the resignation date and the vested portion would remain exercisable through the earlier of (x) the expiration date of the option and (y) a period of 90 days following the termination.

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

In March 2007, we entered into a change-in-control agreement with Ms. Doblado. On April 30, 2007, we entered into a change-in-control agreement with Mr. Sweder, which was then amended on October 20, 2008. On January 28, 2008, we entered into a change-in-control agreement with Mr. Serrano. On January 8, 2010, we entered into a change-in-control agreement with Mr. Ebner, which was amended on March 2, 2011. On June 10, 2013, we entered into a change-in-control agreement with Mr. Bakewell. These change-in-control agreements have a perpetual term, although we may unilaterally amend them with one year's notice. The change-in-control agreements provide that in the event that the executive is terminated by us "without cause" (as defined in the change-in-control agreement), or by the executive for "good reason" (as defined in the change-in-control agreement) within two years following a change in control of us, the executive will be entitled to receive in a cash lump sum (i) any accrued and unpaid base salary and benefits, (ii) a prorated bonus for the calendar year in which termination occurs, (iii) an amount equal to 1.5 times (1.75 times for Mr. Sweder) the sum of the executive's base salary and the average of the annual bonus earned over the prior three fiscal years, and (iv) continuation of his or her medical benefits at our expense for a period of 18 months (21 months for Mr. Sweder) following his or her termination. As described above in the section entitled “Employee Agreements,” pursuant to the terms of his Retention Bonus Agreement entered into in connection with the Merger, Mr. Ebner waived his right to any payments under his employment agreement and change-in-control agreement and became entitled to payment of the Retention Bonus.

In the event of a change in control of us, the executive's time-vesting options will become fully vested and exercisable. With respect to the executive's performance-vesting options, upon the occurrence of a change in control of us (i) prior to October 1, 2013, the options would have become fully vested and (ii) prior to the end of any of the other Annual Performance Periods, a number of options will vest equal to the number of unvested options multiplied by a fraction, the numerator of which is the number of performance periods in which the targets have been achieved and the denominator of which is the number of periods that have elapsed since the date of grant.

In addition, , each of the change of control agreements with the executives who remain employed with the Company provides for a tax gross-up for any amounts due or paid to him or her under the change-in-control agreement or any of our other plans or arrangements that are considered an "excess parachute payment" under the Internal Revenue Code, provided that the "excess parachute payments" are at least 110% of the "safe harbor" amount that would result in no excise tax liability. All severance payments under the change-in-control agreement are conditioned upon and subject to the executive's execution of a general waiver and release.

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

Incremental Payments Associated with an Involuntary Termination without Cause or for Good Reason in the Absence of a Change in Control

The following table summarizes the incremental payments associated with the termination of each of our named executive officers by us without cause or by such named executive officers for good reason on December 27, 2013, in the absence of a change in control. Because it has been fewer than two years since the merger, severance payments for certain executives would be made pursuant to their change in control agreements.

Name	Cash Severance		Intrinsic Value of Stock Options		Benefits		Total
Michael J. Grebe	$1,226,776	(1)	$425,878	(2)	$10,505	(3)	$1,663,159
John K. Bakewell	$405,586	(4)	$—	(5)	$10,392	(3)	$415,978
David C. Serrano	$500,943	(6)	$—	(5)	$12,878	(7)	$513,821
John A. Ebner(8)	$—		$—		$—		$—
Kenneth D. Sweder	$1,636,690	(9)	$309,730	(2)	$18,384	(10)	$1,964,804
Jonathan S. Bennett	$292,500	(11)	$—	(5)	$15,232	(12)	$307,732
Lucretia D. Doblado	$580,871	(6)	$—	(5)	$12,506	(7)	$593,377
____________________

(1)
Represents one times the sum of (a) Mr. Grebe's base salary as of the date of termination and (b) the average of the bonus amounts paid for the prior three-year period, such amount payable in a lump sum upon the date of termination.

(2)
Represents the value equal to the (i) number of time-vesting options that would automatically vest upon a termination of employment multiplied by (ii) the spread between the valuation of the common stock as of that date and the applicable exercise price of each stock option. An additional 20% of the time-vesting options would become vested upon the termination of employment. The performance-vesting option with respect to the option shares attributable to the 2013 and 2014 Annual Performance Periods would remain outstanding until the performance determination date for the 2014 Annual Performance Period and eligible to vest based on the attainment of the EBITDA targets for such period.

(3)	Represents the value of twelve months of continued health and welfare benefits.

(4)	Represents twelve months of base salary continuation and the annual bonus under the ECIP for 2013.

(5)	Unvested time-vesting stock and performance-vesting options are forfeited for no consideration.

(6)
Represents 1.5 times the sum of (a) the Executive’s base salary as of the date of termination and (b) the average of the bonus amounts paid for the prior three year period, plus the Executive’s annual bonus under the ECIP, such amounts payable in a lump sum upon the date of termination.

(7)	Represents the value of 18 months of continued health and welfare benefits.

(8)	Mr. Ebner resigned effective March 19, 2013.

(9)
Represents 1.75 times the sum of (a) Mr. Sweder's base salary and (b) the average of the bonus amounts paid for the prior three-year period, plus the annual bonus under the ECIP for 2013 and $191,666, which represents an amount equal to the total of the retention bonus payments unpaid as of December 27, 2013, such amounts payable in a lump sum upon the date of termination.

(10)	Represents the value of 21 months of continued health and welfare benefits.

(11)	Represents twelve months of base salary continuation.

(12)	Represents the value of twelve months of continued health and welfare benefits, plus reimbursement for outplacement services (not to exceed $5,000).

Incremental Payments Associated With an Involuntary Termination as a Result of Disability or Death

The following table summarizes the incremental payments associated with the termination of each of our named executive officers as a result of disability or death on December 27, 2013.

Name	Cash Severance		Intrinsic Value of Stock Options		Total
Michael J. Grebe	$1,593,288	(1)	$425,878	(2)	$2,019,166
John K. Bakewell	$30,586	(3)	$—	(4)	$30,586
David C. Serrano	$35,445	(3)	$—	(4)	$35,445
John A. Ebner(5)	$—		$—		$—
Kenneth D. Sweder	$294,069	(6)	$309,730	(2)	$603,799
Jonathan S. Bennett	$—		$—	(4)	$—
Lucretia D. Doblado	$38,435	(3)	$—	(4)	$38,435
___________________

(1)	Represents 24 months of base salary continuation and the annual bonus under the ECIP for 2013.

(2)
Represents the value equal to the (i) number of time-vesting options that would automatically vest upon a termination of employment multiplied by (ii) the spread between the valuation of the common stock as of that date and the applicable exercise price of each stock option. An additional 20% of the time-vesting options would become vested upon the termination of employment. The performance-vesting option with respect to the option shares attributable to the 2013 and 2014 Annual Performance Periods would remain outstanding until the performance determination date for the 2014 Annual Performance Period and eligible to vest based on the attainment of the EBITDA targets for such period.

(3)	Represents the annual bonus under the ECIP for 2013.

(4)	Unvested time-vesting stock and performance-vesting options are forfeited for no consideration.

(5)	Mr. Ebner resigned effective March 19, 2013.

(6)	Represents the annual bonus under the ECIP for 2013 and $191,666, which represents an amount equal to the total of the retention bonus payments unpaid as of December 27, 2013.

Incremental Payments Associated With a Change-in-Control Termination

The following table summarizes the incremental payments associated with a termination in connection with a change in control for each of our named executive officers if the change in control had occurred as of December 27, 2013.

Name	Cash Severance		Intrinsic Value of Stock Options		Benefits		Excise Tax Gross-Up	Total
Michael J. Grebe	$1,226,776	(1)	$1,703,514	(2)	$10,505	(3)	$—	$2,940,795
John K. Bakewell	$756,211	(4)	$387,162	(2)	$15,588	(5)	n/a	$1,158,961
David C. Serrano	$500,943	(6)	$91,951	(2)	$12,878	(5)	$—	$605,772
John A. Ebner(7)	$—		$—		$—		$—	$—
Kenneth D. Sweder	$1,636,690	(8)	$1,238,919	(2)	$18,384	(9)	$—	$2,893,993
Jonathan S. Bennett	$292,500		$170,351	(2)	$15,232		n/a	$478,083
Lucretia D. Doblado	$580,871	(6)	$309,730	(2)	$12,506	(5)	$—	$903,107
____________________

(1)
Represents one times the sum of (a) Mr. Grebe's base salary as of the date of termination and (b) the average of the bonus amounts paid for the prior three-year period, such amount payable in a lump sum upon the date of termination.

(2)
Represents the value equal to (i) the number of time-vesting and performance-vesting options that would automatically vest upon a change in control multiplied by (ii) the spread between the valuation of the common stock as of that date and the applicable exercise price of each stock option.

(3)	Represents the value of 12 months of continued health and welfare benefits.

(4)	Represents 1.5 times the sum of (a) base salary and (b) annual target bonus, plus the annual bonus under the ECIP for 2013, such amounts payable in a lump sum upon the date of termination.

(5)	Represents the value of 18 months of continued health and welfare benefits.

(6)
Represents 1.5 times the sum of (a) the Executive’s base salary and (b) the average of the bonus amounts paid for the prior three year period, plus the Executive’s annual bonus under the ECIP, such amounts payable in a lump sum upon the date of termination.

(7)	Mr. Ebner resigned effective March 19, 2013.

(8)
Represents 1.75 times the sum of (a) Mr. Sweder's base salary as of the date of termination and (b) the average of the bonus amounts paid for the prior three-year period, plus the annual bonus under the ECIP for 2013 and $191,666, which represents an amount equal to the total of the retention bonus payments unpaid as of December 27, 2013, such amounts payable in a lump sum upon the date of termination.

(9)	Represents the value of twenty-one months of continued health and welfare benefits.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of our outstanding shares of common stock beneficially owned by (i) our named executive officers and each of our Directors individually, (ii) all executive officers and Directors as a group and (iii) principal shareholders who are known to us to be the beneficial owner of more than five percent of our common stock as of February 21, 2014. Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o Interline Brands, Inc., 701 San Marco Boulevard, Jacksonville, Florida, 32207.

Name of Beneficial Owner	Amount of Common Stock Ownership	Percent of Common Stock
5% or greater stockholders:
Investment funds affiliated with GS Capital Partners(1)	854,410	57.8%
Investment funds affiliated with P2 Capital Partners, LLC(2)	588,235	39.8

Directors and executive officers:
Michael Agliata(3)	3,666	*
John K. Bakewell(4)	844	*
Jonathan S. Bennett(5)	568	*
Ann Berry(1)	854,410	57.8
Christopher Crampton(1)	854,410	57.8
Lucretia D. Doblado(6)	7,395	*
Michael J. Grebe(7)	53,409	3.5
Bradley Gross(1)	854,410	57.8
Dennis J. Letham(8)	2,353	*
Sanjeev Mehra(1)	854,410	57.8
Claus J. Moller(2)	588,235	39.8
Kevin O'Meara	—	*
Jozef Opdeweegh(9)	1,373	*
Joshua D. Paulson(2)	588,235	39.8
David C. Serrano(10)	1,687	*
Kenneth D. Sweder(11)	20,780	1.4
All executive officers and directors as a group (16 persons)	1,534,720	99.0%
____________________

*	Indicates less than 1% ownership.

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

(3)	Includes 2,506 shares of common stock issuable pursuant to stock options.

(4)	Includes 844 shares of common stock issuable pursuant to stock options.

(5)	Includes 371 shares of common stock issuable pursuant to stock options.

(6)	Includes 6,543 shares of common stock issuable pursuant to stock options.

(7)	Includes 41,644 shares of common stock issuable pursuant to stock options.

(8)	Includes 392 shares of common stock issuable pursuant to stock options.

(9)	Includes 392 shares of common stock issuable pursuant to stock options.

(10)	Includes 1,687 shares of common stock issuable pursuant to stock options.

(11)	Includes 17,392 shares of common stock issuable pursuant to stock options.

EQUITY COMPENSATION PLANS

The following table sets forth information as of December 27, 2013 regarding compensation plans under which the Company's equity securities are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	215,429(1)	$222.45	8,182(2)
Equity compensation plans not approved by security holders	—	—	—
Total	215,429(1)	$222.45	8,182(2)
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

ITEM 14. Principal Accounting Fees and Services

During our 2011 fiscal year and through the second quarter of our 2012 fiscal year, Deloitte & Touche LLP ("Deloitte") served as our independent registered accounting firm. In connection with the Merger transaction, we changed to PricewaterhouseCoopers LLP ("PwC") as our independent registered accounting firm during the third quarter of the 2012 fiscal year. Deloitte rendered an unqualified opinion on our consolidated financial statements as of and for the year ended December 30, 2011, and PwC has rendered unqualified opinions for the years ended December 27, 2013 and December 28, 2012, which included both the Predecessor and Successor periods.

The following table is a summary of the fees billed to us by PwC and Deloitte for professional services rendered for the fiscal years ended December 27, 2013 and December 28, 2012 (in thousands):

	Successor		Predecessor
	(PwC)		(Deloitte)
Fee Category	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012
Audit Fees	$885.0	$636.6	$206.2
Audit-Related Fees	—	30.0	—
Tax Fees	118.2	—	—
Total Fees	$1,003.2	$666.6	$206.2

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

Reports of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm - for the year ended December 27, 2013 (Successor), the periods from September 8, 2012 through December 28, 2012 (Successor) and December 31, 2011 through September 7, 2012 (Predecessor)

Report of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm - for the year ended December 30, 2011
Consolidated Balance Sheets - December 27, 2013 (Successor) and December 28, 2012 (Successor)

Consolidated Statements of Operations - for the year ended December 27, 2013 (Successor), the periods from September 8, 2012 through December 28, 2012 (Successor) and December 31, 2011 through September 7, 2012 (Predecessor), and the fiscal year ended December 30, 2011 (Predecessor)

Consolidated Statements of Comprehensive (Loss) Income - for the year ended December 27, 2013 (Successor), the periods from September 8, 2012 through December 28, 2012 (Successor) and December 31, 2011 through September 7, 2012 (Predecessor), and the fiscal year ended December 30, 2011 (Predecessor)

Consolidated Statements of Stockholders' Equity - for the year ended December 27, 2013 (Successor), the periods from September 8, 2012 through December 28, 2012 (Successor) and December 31, 2011 through September 7, 2012 (Predecessor), and the fiscal year ended December 30, 2011 (Predecessor)

Consolidated Statements of Cash Flows - for the year ended December 27, 2013 (Successor), the periods from September 8, 2012 through December 28, 2012 (Successor) and December 31, 2011 through September 7, 2012 (Predecessor), and the fiscal year ended December 30, 2011 (Predecessor)

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

Date: February 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Grebe	Chairman of the Board and Chief Executive Officer	February 25, 2014
Michael J. Grebe	(Principal Executive Officer)

/s/ John K. Bakewell	Chief Financial Officer (Principal Financial Officer)	February 25, 2014
John K. Bakewell

/s/ David C. Serrano	Chief Accounting Officer and Corporate	February 25, 2014
David C. Serrano	Controller (Principal Accounting Officer)

/s/ Kenneth D. Sweder	Director, President and Chief Operating Officer	February 25, 2014
Kenneth D. Sweder

/s/ Ann Berry	Director	February 25, 2014
Ann Berry

/s/ Christopher Crampton	Director	February 25, 2014
Christopher Crampton

/s/ Bradley Gross	Director	February 25, 2014
Bradley Gross

/s/ Dennis J. Letham	Director	February 25, 2014
Dennis J. Letham

/s/ Sanjeev Mehra	Director	February 25, 2014
Sanjeev Mehra

/s/ Claus J. Moller	Director	February 25, 2014
Claus J. Moller

/s/ Jozef Opdeweegh	Director	February 25, 2014
Jozef Opdeweegh

/s/ Joshua D. Paulson	Director	February 25, 2014
Joshua D. Paulson

EXHIBIT INDEX

Exhibit Number	Document
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

10.2	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2006).
10.3	Form of Amendment to Change in Control Severance Agreement (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.4	Interline Brands, Inc. 2012 Stock Option Plan, effective September 7, 2012 (incorporated by reference to Exhibit 10.9 of Current Report on Form 8-K filed on September 13, 2012).

Exhibit Number	Document
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

10.9	Interline Brands, Inc. Form of Amended and Restated 2012 Stock Option Plan, as amended through February 12, 2014 (incorporated herein at Exhibit 10.9).
10.10	Interline Brands, Inc. Amended and Restated 2012 Stock Option Plan, Form of Restricted Stock Agreement (incorporated herein at Exhibit 10.10).
10.11
Employment Agreement, dated as of August 13, 2004, by and between Interline New Jersey and Michael J. Grebe (incorporated by reference to Exhibit 10.32 to the Company's Amendment No. 2 to Registration Statement on Form S-1 filed on September 27, 2004 (No. 333-116482)).

10.12
Amendment One to Employment Agreement, dated as of December 2, 2004, by and between Interline New Jersey and Michael J. Grebe (incorporated by reference to Exhibit 10.37 to the Company's Amendment No. 4 to Registration Statement on Form S-1 filed on December 3, 2004 (No. 333-116482)).

10.13
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

10.15
Fourth Amendment to Employment Agreement, by and between Interline Brands, Inc. and Michael J. Grebe, dated September 7, 2012 (incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K filed on September 13, 2012).

10.16
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

10.21
Transaction Bonus Agreement, by and among Interline Brands, Inc., and Kenneth D. Sweder, dated September 7, 2012 (incorporated by reference to Exhibit 10.6 of Current Report on Form 8-K filed on September 13, 2012).

10.22
Retention Bonus Agreement, by and among Interline Brands, Inc. and Kenneth D. Sweder, dated as of September 14, 2012 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on September 19, 2012).

10.23
Employment Agreement, dated as of January 8, 2010, by and between Interline New Jersey and John A. Ebner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 14, 2010).

10.24
Change in Control Severance Agreement, dated as of January 8, 2010, by and between the Company and John A. Ebner (incorporated by reference Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 14, 2010).

Exhibit Number	Document
10.25
First Amendment to Change in Control Severance Agreement, dated March 1, 2011, by and between the Company and John A. Ebner (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.26
Retention Bonus Agreement, by and among Interline Brands, Inc., and John Ebner, dated September 7, 2012 (incorporated by reference to Exhibit 10.8 of Current Report on Form 8-K filed on September 13, 2012).

10.27
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

10.30
Transaction Bonus Agreement, by and among Interline Brands, Inc., and Lucretia Doblado dated September 7, 2012 (incorporated by reference to Exhibit 10.7 of Current Report on Form 8-K filed on September 13, 2012).

10.31
Employment Agreement, dated as of April 9, 2009, by and between Interline New Jersey and Michael Agliata (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2012).

10.32
Change in Control Severance Agreement, dated as of March 16, 2009, by and between the Company and Michael Agliata (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2012).

10.33
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

10.36	Employment Agreement, dated as of June 10, 2013, by and between Interline New Jersey and John K. Bakewell (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed June 11, 2013).
10.37
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

10.38
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

10.39
First Amendment to Stockholders Agreement, by and among Interline Brands, Inc., GS Capital Partners VI Fund, L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, MBD 2011 Holdings, L.P., Bridge Street 2012 Holdings, L.P., P2 Capital Master Fund I, L.P., P2 Capital Master Fund VII, L.P., and Other Stockholders that are Signatories Thereto, dated as of November 13, 2012 (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2012).

10.40
Form of Indemnification Agreement, by and between Interline Brands, Inc., and Indemnitee, dated as of September 7, 2012 (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K filed on September 13, 2012).

10.41	Interline Brands, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 of Current Report on Form 8-K filed on September 13, 2012).
STATEMENTS RE COMPUTATION OF RATIOS
12.1	Computation of earnings to fixed charges and earnings to combined fixed charges and preferred dividends of Interline Brands, Inc. (furnished herewith).

Exhibit Number		Document
SUBSIDIARIES OF THE REGISTRANT
21.1		List of Subsidiaries of the Company (furnished herewith).
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

INTERACTIVE DATA FILES
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1	Consolidated Balance Sheets as of December 27, 2013 and December 28, 2012;

2
Consolidated Statements of Operations for the fiscal year ended December 27, 2013, the period from September 8, 2012 through December 28, 2012, the period from December 31, 2011 through September 7, 2012, and the fiscal year ended December 30, 2011;

3
Consolidated Statements of Comprehensive (Loss) Income for the fiscal year ended December 27, 2013, the period from September 8, 2012 through December 28, 2012, the period from December 31, 2011 through September 7, 2012, and the fiscal year ended December 30, 2011;

4
Consolidated Statements of Stockholders' Equity for the fiscal year ended December 27, 2013, the period from September 8, 2012 through December 28, 2012, the period from December 31, 2011 through September 7, 2012, and the fiscal year ended December 30, 2011;

5
Consolidated Statements of Cash Flows for the fiscal year ended December 27, 2013, the period from September 8, 2012 through December 28, 2012, the period from December 31, 2011 through September 7, 2012, and the fiscal year ended December 30, 2011;

6	Notes to the Consolidated Financial Statements.