Form 10-Q
period 2014-03-28
INTERLINE BRANDS, INC./DE
filed 2014-05-05
CIK 1292900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 28, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission File Number:	001-32380

INTERLINE BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0542659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 San Marco Boulevard Jacksonville, Florida	32207
(Address of principal executive offices)	(Zip Code)

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

As of May 2, 2014 there were 1,478,233 shares of the registrant’s common stock issued and outstanding, par value $0.01.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS - FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	March 28, 2014	December 27, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$11,516	$7,724
Accounts receivable - trade (net of allowance for doubtful accounts of $3,839 and $3,595 as of March 28, 2014 and December 27, 2013, respectively)	175,503	163,798
Inventories	274,893	276,341
Prepaid expenses and other current assets	32,543	40,936
Income taxes receivable	16,167	13,563
Deferred income taxes	15,179	15,179
Total current assets	525,801	517,541
Property and equipment, net	56,687	58,665
Goodwill	486,439	486,439
Other intangible assets, net	441,328	445,046
Other assets	10,112	10,042
Total assets	$1,520,367	$1,517,733
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$115,431	$123,915
Accrued expenses and other current liabilities	66,747	69,939
Accrued interest	8,196	19,755
Current portion of long-term debt	3,500	—
Current portion of capital leases	160	231
Total current liabilities	194,034	213,840
Long-Term Liabilities:
Deferred income taxes	151,603	145,584
Long-term debt, net of current portion	820,630	798,347
Capital leases, net of current portion	1	10
Other liabilities	2,888	3,099
Total liabilities	1,169,156	1,160,880
Commitments and contingencies (see Note 5)
Stockholders' Equity:
Common stock; $0.01 par value, 2,500,000 authorized; 1,478,151 issued and outstanding as of March 28, 2014 and December 27, 2013	15	15
Additional paid-in capital	392,893	392,201
Accumulated deficit	(40,878)	(34,784)
Accumulated other comprehensive loss	(819)	(579)
Total stockholders' equity	351,211	356,853
Total liabilities and stockholders' equity	$1,520,367	$1,517,733

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 28, 2014	March 29, 2013

Net sales	$392,469	$380,753
Cost of sales	256,679	249,057
Gross profit	135,790	131,696

Operating Expenses:
Selling, general and administrative expenses	113,975	109,180
Depreciation and amortization	12,604	12,358
Merger related expenses	102	783
Total operating expenses	126,681	122,321
Operating income	9,109	9,375

Loss on extinguishment of debt, net	(4,153)	—
Interest expense	(15,684)	(15,824)
Interest and other income	192	530
Loss before income taxes	(10,536)	(5,919)
Income tax benefit	(4,442)	(4,439)
Net loss	(6,094)	(1,480)

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 28, 2014	March 29, 2013
Net loss	$(6,094)	$(1,480)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(240)	(154)
Other comprehensive loss	$(240)	$(154)
Comprehensive loss	$(6,334)	$(1,634)

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 28, 2014	March 29, 2013
Cash Flows from Operating Activities:
Net loss	$(6,094)	$(1,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,604	12,358
Amortization of deferred lease incentive obligation	(211)	(212)
Amortization of deferred debt financing costs	987	923
Amortization of discount on Term Loan Facility	5	—
Amortization of OpCo Notes fair value adjustment	(544)	(768)
Tender premiums and expenses on OpCo Notes	18,491	—
Write-off of unamortized OpCo Notes fair value adjustment	(17,803)	—
Write-off of deferred debt issuance costs	3,465	—
Share-based compensation	692	1,234
Deferred income taxes	6,018	(4,295)
Provision for doubtful accounts	453	632
Other	9	(359)
Changes in assets and liabilities:
Accounts receivable - trade	(12,205)	(6,306)
Inventories	1,366	(8,724)
Prepaid expenses and other current assets	8,251	1,849
Other assets	(78)	16
Accounts payable	(8,743)	4,126
Accrued expenses and other current liabilities	(2,411)	(8,351)
Accrued interest	(11,559)	(1,931)
Income taxes	(2,607)	576
Other liabilities	(22)	(21)
Net cash used in operating activities	(9,936)	(10,733)
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(4,398)	(4,538)
Net cash used in investing activities	(4,398)	(4,538)
Cash Flows from Financing Activities:
Proceeds from ABL Facility	42,000	54,000
Payments on ABL Facility	(47,000)	(46,500)
Proceeds from issuance of Term Loan Facility, net	349,125	—
Payment of deferred debt financing costs	(7,140)	(50)
Repayment of OpCo Notes	(300,000)	—
Payment of tender premiums and expenses on OpCo Notes	(18,491)	—
Decrease in purchase card payable, net	(306)	(206)
Payments on capital lease obligations	(79)	(156)
Proceeds from issuance of common stock	140	750
Net cash provided by financing activities	18,249	7,838
Effect of exchange rate changes on cash and cash equivalents	(123)	(78)
Net increase (decrease) in cash and cash equivalents	3,792	(7,511)
Cash and cash equivalents at beginning of period	7,724	17,505
Cash and cash equivalents at end of period	$11,516	$9,994

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(in thousands)

	Three Months Ended
	March 28, 2014	March 29, 2013
Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$26,779	$17,569
Income taxes, net of refunds	(7,851)	(720)

Schedule of Non-Cash Investing and Financing Activities:
Capital expenditures incurred but not yet paid	$1,095	$2,243
Accrued deferred debt issuance costs	849	—

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

Basis of Presentation

On September 7, 2012 (the "Merger Date"), pursuant to an Agreement and Plan of Merger dated as of May 29, 2012, Isabelle Holding Company Inc., a Delaware corporation (“Parent”), and Isabelle Acquisition Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Immediately following the effective time of the Merger, Parent was merged with and into the Company, with the Company surviving (the "Second Merger"). Prior to the Merger Date, the Company operated as a public company with its common stock traded on the New York Stock Exchange. As a result of the Merger, Interline's common stock became privately held.

The accompanying unaudited interim consolidated financial statements include the accounts of Interline Brands, Inc. and all of its wholly-owned subsidiaries. These statements have been prepared in accordance with US GAAP and instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2013 filed with the SEC.

All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented have been recorded. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable and income taxes, lower of cost or market and obsolescence reserves for inventory, reserves for self-insurance programs, legal contingencies, and valuation of goodwill and other intangible assets. Actual results could differ from those estimates.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair value of the Company’s ABL Facility, Term Loan Facility, OpCo Notes, and HoldCo Notes is determined by quoted market prices and other inputs that are observable for these liabilities, which are Level 2 inputs. The carrying amount and fair value of the ABL Facility, OpCo Notes, and HoldCo Notes as of March 28, 2014 and December 27, 2013 were as follows (in thousands):

	March 28, 2014		December 27, 2013
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility	$110,000	$110,092	$115,000	$115,098
Term Loan Facility(1)	349,130	349,563	—	—
OpCo Notes(1)	—	—	318,347	317,625
HoldCo Notes	365,000	396,938	365,000	398,763
     ____________________

(1)
In March of 2014, Interline New Jersey entered into the Term Loan Facility and used a portion of the proceeds to finance the redemption of the OpCo Notes and discharge its remaining obligations thereunder.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Information

The Company has one operating segment and, therefore, one reportable segment, the distribution of MRO products into the facilities maintenance end-market. The Company’s revenues and assets outside the United States are not significant. The Company’s net sales by product category were as follows (in thousands):

	Three Months Ended
Product Category(1)	March 28, 2014	March 29, 2013
JanSan	$181,197	$177,596
Plumbing	73,478	71,994
Hardware, tools and fixtures	35,091	31,235
HVAC	24,088	25,049
Electrical and lighting	21,076	20,457
Appliances and parts	20,168	17,729
Security and safety	17,229	17,260
Other	20,142	19,433
Total	$392,469	$380,753
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

Recently Adopted Accounting Guidance

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date ("ASU 2013-04"). The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing US GAAP. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement amount its co-obligors, plus any additional amount the entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligations as well as other information about those obligations. The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be retrospectively applied to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU's scope that exist at the beginning of an entity's fiscal year of adoption. An entity may elect to use hindsight for the comparative periods, and should disclose that fact. Early adoption was permitted. Effective December 28, 2013, the Company adopted this ASU, which did not have a material impact on the Company's consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The objective of this ASU is to eliminate the diversity in practice on how entities present unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 will require entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset (with certain exceptions) for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments should be applied prospectively, although retrospective application was permitted. Effective December 28, 2013, the Company adopted this ASU, which did not have a material impact on the Company's consolidated financial statements.

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

The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Balance at December 27, 2013	Charged to Expense	Deductions(1)	Balance at March 28, 2014
$3,595	$453	$(209)	$3,839
____________________

(1)	Accounts receivable written-off as uncollectible, net of recoveries.

3. DEBT

The Company's outstanding debt consisted of the following as of March 28, 2014 and December 27, 2013 (in thousands):

	March 28, 2014	December 27, 2013
ABL Facility	$110,000	$115,000
Term Loan Facility(1)	349,130	—
OpCo Notes(2)	—	318,347
HoldCo Notes	365,000	365,000
Total debt	$824,130	$798,347
Less: Current portion	3,500	—
Long-term debt	$820,630	$798,347
____________________

(1)	As of March 28, 2014, the Term Loan Facility included an unamortized original issue discount of $0.9 million.

(2)
As of December 27, 2013, the OpCo notes included an unamortized fair value premium of $18.3 million recorded as a result of the Merger. On March 26, 2014, Interline New Jersey discharged its remaining obligations under the OpCo Notes.

As of March 28, 2014 and December 27, 2013, respectively, Interline New Jersey had $154.9 million and $145.8 million available under the ABL Facility (as defined below). There were $110.0 million and $115.0 million borrowings under the revolving credit facilities as of March 28, 2014 and December 27, 2013, respectively, and total letters of credit issued under the revolving credit facilities of $10.1 million and $10.5 million as of the same dates.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 17, 2014, Interline New Jersey completed the following financing transactions:

•	entered into a first lien term loan under which Interline New Jersey incurred a term loan in an aggregate principal amount of $350.0 million (the "Term Loan Facility"); and

•
amended the asset-based senior secured revolving credit facility, dated as of September 7, 2012 (the “ABL Facility”), by entering into the First Amendment to Credit Agreement to permit the incurrence of the Term Loan Facility and make other changes in connection with the refinancing (the “First ABL Facility Amendment”).

The proceeds from the Term Loan Facility were used to finance the redemption of Interline New Jersey's outstanding 7.50% Notes due 2018 (the "OpCo Notes"), the repayment of a portion of amounts outstanding under the ABL Facility and the payment of related fees, costs and expenses. In connection with the redemption of the OpCo Notes, the Company recorded a loss on early extinguishment of debt in the amount of $4.2 million. The loss was comprised of $18.5 million in consent solicitation, tender premium, call premium and related transaction costs less a non-cash benefit of $14.3 million associated with the write-off of the unamortized fair value premium of $17.8 million less the write-off of the unamortized deferred debt financing costs of $3.5 million.

    On April 8, 2014, Interline New Jersey further amended the ABL Facility by entering into the Second Amendment to Credit Agreement to amend certain pricing terms applicable to the ABL Facility and extend the maturity date of the ABL Facility to April 8, 2019, at which date the principal amount outstanding under the ABL Facility will be due and payable in full (the “Second ABL Facility Amendment”).

Deferred financing costs associated with the Term Loan Facility, the First ABL Facility Amendment and the Second ABL Facility Amendment totaled approximately $8.0 million.

Interline New Jersey and the Company were in compliance with all covenants contained in the ABL Facility, Term Loan Facility and HoldCo Notes as of March 28, 2014.

ABL Facility Amendments

In addition to making changes that were required in order to permit the incurrence of the Term Loan Facility and the redemption of the OpCo Notes, the First ABL Facility Amendment also made various changes to the ABL Facility that were intended to conform certain covenant baskets and related terms with those contained in the Term Loan Facility (the terms of which are disclosed below under "—Term Loan Facility").

As amended by the First ABL Facility Amendment, Interline New Jersey and its restricted subsidiaries will be permitted under the ABL Facility to incur secured or unsecured indebtedness so long as (i) in the event that the proceeds thereof are used to redeem HoldCo Notes, the pro forma interest coverage ratio of Interline New Jersey and its restricted subsidiaries is at least 2.00:1.00 or (ii) in the event the proceeds thereof are used for another purpose, (A) if such indebtedness is secured on a second-lien or other junior basis or is unsecured, the pro forma total leverage ratio of Interline New Jersey and its restricted subsidiaries is less than or equal to 6.50:1.00, or (B) if such indebtedness is secured on a first-lien basis, the pro forma ratio of (x) consolidated first lien indebtedness of Interline New Jersey and its restricted subsidiaries and (y) consolidated EBITDA of Interline New Jersey and its restricted subsidiaries (such ratio, the “First Lien Leverage Ratio”) is less than or equal to 3.75:1.00.

The First ABL Facility Amendment also released the security interest previously granted by the Company to secure the ABL Facility, subject to a requirement that the Company re-pledge its assets to secure the ABL Facility in the event that the Company’s 10.00% / 10.75% Senior Notes due 2018 (the “HoldCo Notes”) are no longer outstanding. Accordingly, while the Company will guaranty both the Term Loan Facility and the ABL Facility, its assets will not be pledged to secure either such facility so long as the HoldCo Notes remain outstanding.

Obligations under the ABL Facility will continue to be guaranteed by the Company and each of the wholly-owned material subsidiaries of the co-borrowers under the ABL Facility. These obligations will be primarily secured, subject to certain exceptions, by a security interest in substantially all of the assets of Interline New Jersey and each of its wholly-owned material U.S. subsidiaries. This security interest will be comprised of a first-priority lien on generally all of the current assets (including accounts receivable and inventory) of Interline New Jersey and the other grantors, which assets secure the Term Loan on a second-priority basis, and a second-priority lien on generally all of the fixed assets of Interline New Jersey and the other grantors, which assets secure the Term Loan on a first-priority basis.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

From the date of the Second ABL Facility Amendment through the end of Interline New Jersey’s current fiscal quarter, borrowings will bear interest at a rate equal to LIBOR plus 1.50% in the case of Eurodollar revolving loans, and an applicable base rate plus 0.50% in the case of Alternate Base Rate (“ABR”) loans. The principal balance outstanding under the ABL Facility may be voluntarily prepaid in advance, without penalty or premium, at any time in whole or in part, subject to certain breakage costs.

As of the end of the quarter following the closing of the Second ABL Facility Amendment, the interest rates applicable to obligations under the ABL Facility will be determined as of the end of each fiscal quarter in accordance with applicable rates set forth in the grid below, which interest rates are generally 0.25% lower than the rates in effect prior to the Second ABL Facility Amendment:

Availability	Revolver ABR Spread	Revolver Eurodollar Spread
Category 1
Greater than $150.0 million	0.25%	1.25%
Category 2
Greater than $75.0 million but less than or equal to $150.0 million	0.50%	1.50%
Category 3
Less than or equal to $75.0 million	0.75%	1.75%

The applicable rates for Category 1 will not be available after the first quarter ending on or about March 31, 2015. The applicable rates for Category 3 and, after March 31, 2015, Category 2, described above will be subject to a 0.25% step-down from the spread described above if the fixed charge coverage ratio for the period of four consecutive fiscal quarters ending on the last day of the fiscal quarter most recently ended is greater than 1.75:1.00. As of March 28, 2014, the interest rate in effect with respect to the ABL Facility was 1.69% for the Eurodollar revolving loans and 3.75% for the ABR revolving loans.

The Second ABL Facility Amendment also revised the terms of the commitment fee payable by Interline New Jersey in respect of unutilized commitments, which will be equal to 0.375% per annum for the ABL Facility if utilization is less than 25.0% of the aggregate commitments and 0.25% per annum if the utilization of the ABL Facility exceeds 25.0% of the aggregate commitments.

Term Loan Facility

The initial aggregate principal amount of the Term Loan is equal to $350.0 million. The Term Loan Facility allows for incremental increases in an aggregate principal amount of up to (i) $100.0 million plus (ii) the amount as of the date of incurrence that would not cause the First Lien Leverage Ratio to exceed 3.75:1.00. The Term Loan Facility will mature on the earlier of (A) March 17, 2021 and (B) the date which is 91 days prior to the maturity date of the HoldCo Notes.

Obligations under the Term Loan Facility are guaranteed by the Company and each of the wholly-owned material U.S. subsidiaries of Interline New Jersey. These obligations are primarily secured, subject to certain exceptions, by a security interest in substantially all of the assets of Interline New Jersey and each of its wholly-owned material U.S. subsidiaries. This security interest is comprised of a first-priority lien on generally all of the fixed assets of Interline New Jersey and the other grantors, which assets secure the ABL Facility on a second-priority basis, and a second-priority lien on generally all of the current assets (including accounts receivable and inventory) of Interline New Jersey and the other grantors, which assets secure the ABL Facility on a first-priority basis. The assets held directly by the Company will not secure the Term Loan Facility, except that the Company will be required to grant a security interest in these assets in the event that the HoldCo Notes are no longer outstanding.

The Term Loan Facility will bear interest, at the borrower’s option, at (i) LIBOR subject to a minimum floor of 1.0%, plus 300 basis points ("LIBO Rate") or (ii) an ABR subject to a minimum floor of 2.0%, plus 200 basis points. In addition, at the closing of the Term Loan Facility, Interline New Jersey paid (in addition to customary fees) an upfront fee equal to 0.25% of the principal amount thereof. As of March 28, 2014, the interest rate in effect with respect to the Term Loan Facility was 4.00% for LIBO Rate borrowings and 5.25% for ABR borrowings.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the Term Loan Facility, Interline New Jersey may voluntarily prepay principal at any time and from time to time without penalty or premium, other than a 1.0% premium during the first six months following the closing date for re-pricing transactions only. The Term Loan Facility is due and payable in quarterly installments equal to 0.25% of the original principal amount, with the balance payable in one final installment at the maturity date. Additional provisions include the requirement to repay the Term Loan Facility with certain asset sale and insurance proceeds, certain debt proceeds and 50% of excess cash flow (reducing to 25% if the First Lien Leverage Ratio is no more than 3.00:1.00 and 0% if the First Lien Leverage Ratio is no more than 2.75:1.00).

The Term Loan Facility does not include any financial covenants; however, it does contain certain restrictive covenants (in each case, subject to exclusions) that limit, among other things, the ability of Interline and the restricted subsidiaries to:

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

The covenants are subject to various baskets and materiality thresholds, with certain of the baskets to the restrictions on the repayment of subordinated indebtedness, restricted payments and investments being available only when the pro forma interest coverage ratio of Interline New Jersey and its restricted subsidiaries is at least 2.00:1.00.

The Term Loan Facility provides that Interline New Jersey and its restricted subsidiaries may incur secured or unsecured indebtedness so long as (i) (A) in the event that the proceeds thereof are used to redeem HoldCo Notes, the pro forma interest coverage ratio of Interline New Jersey and its restricted subsidiaries is at least 2.00:1.00 or (B) in the event the proceeds thereof are used for another purpose, the pro forma total leverage ratio of Interline New Jersey and its restricted subsidiaries is less than or equal to 6.50:1.00 and (ii) in the event any of such indebtedness is secured on a first-lien basis, the First Lien Leverage Ratio is less than or equal to 3.75:1.00.

The Term Loan Facility contains certain customary representations and warranties, affirmative covenants and events of default, including, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness (subject to certain restrictions on cross-defaults to the financial covenant contained in the ABL Facility), certain events of bankruptcy, certain events under ERISA, judgment defaults, actual or asserted failure of any material guaranty or security documents supporting the Term Loan Facility to be in full force and effect and change of control. If such an event of default occurs, the Agent under the Term Loan Facility is entitled to take various actions, including the acceleration of amounts due and all other actions that a secured creditor is permitted to take following a default.

4. RELATED PARTY TRANSACTIONS

Transactions with Principal Owners
Subsequent to the Merger, all of the Company's outstanding stock became privately held by certain affiliates of Goldman, Sachs & Co., including GS Capital Partners VI Fund, L.P. and its related entities, and P2 Capital Partners, LLC and its related entities (collectively, the "Sponsors"), and certain members of Company management. In conjunction with the financing transactions, the Company paid approximately $2.6 million to Goldman, Sachs & Co. for underwriting services rendered in connection with the Term Loan Facility and tender fees incurred as the lead agent on the OpCo Notes redemption. See Note 3. Debt for additional information related to the financing transactions and the related redemption of the OpCo Notes.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

As of March 28, 2014 and December 27, 2013, the Company was contingently liable for outstanding letters of credit aggregating to $10.1 million and $10.5 million, respectively.

Legal Proceedings

In May 2011, the Company was named as a defendant in the case of Craftwood Lumber Company v. Interline Brands, Inc. ("Craftwood Matter"), filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, and subsequently removed to the United States District Court for the Northern District of Illinois. The complaint alleges that the Company sent unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“Junk Fax Act”). At the time of filing the initial complaint in state court, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from the Company during the four-year statute of limitations period. In its amended complaint filed in the United States District Court, the plaintiff seeks preliminary and permanent injunctive relief enjoining the Company from violating the Junk Fax Act, as well as statutory damages for each fax transmission found to be in violation of the Junk Fax Act. The Company continues to vigorously contest class action certification and liability; however, in light of the Company's assessment of potential legal risks associated with the Craftwood Matter, the Company recorded a pre-tax charge in the amount of $20.5 million in the third quarter of 2013. The pre-tax charge was included in selling, general and administrative expenses in the statements of operations for the fiscal year ended December 27, 2013. As of March 28, 2014 and December 27, 2013, the litigation related accrual of $20.5 million was included in accrued expenses and other current liabilities in the consolidated balance sheets. Based upon the uncertain outcome of the Craftwood Matter, a range of reasonable outcomes cannot be estimated as of the date of these financial statements. Accordingly, actual results may differ.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, the impact of the Merger, as defined in "Recent Developments" below, and amounts that may be paid for resolution of legal matters. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions, including, without limitation, certain statements in “Results of Operations”, “Liquidity and Capital Resources”, and Item 3. Quantitative and Qualitative Disclosures About Market Risk. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

•	our level of indebtedness,

•	future cash flows,

•	the highly competitive nature of the maintenance, repair and operations distribution industry,

•	general market conditions,

•	apartment vacancy rates and effective rents,

•	governmental and educational budget constraints,

•	work stoppages or other business interruptions at transportation centers or shipping ports,

•	our ability to accurately predict market trends,

•	adverse publicity,

•	the impact of the resolution of current or future legal claims,

•	labor and benefit costs,

•	the loss of significant customers,

•	adverse changes in trends in the home improvement and remodeling and home building markets,

•	health care costs,

•	product cost and price fluctuations due to inflation and currency exchange rates,

•	inability to identify, acquire and successfully integrate acquisition candidates,

•	our ability to purchase products from suppliers on favorable terms,

•	fluctuations in the cost of commodity-based products and raw materials (such as copper) and fuel prices,

•	our customers' ability to pay us,

•	inability to realize expected benefits from acquisitions,

•	consumer spending and debt levels,

•	interest rate fluctuations,

•	weather conditions and catastrophic weather events,

•	material facilities and systems disruptions and shutdowns,

•	the length of our supply chains,

•	dependence on key employees,

•	credit market contractions,

•	changes to tariffs between the countries in which we operate,

•	our ability to protect trademarks,

•	changes in governmental regulations related to our product offerings, and

•	changes in consumer preferences.

Any forward-looking statements made by us in this report, or elsewhere, speak only as of the date on which we make them. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In light of these risks and uncertainties, any forward-looking statements made in this report or elsewhere might not occur.

Overview

We are a leading national distributor and direct marketer of broad-line maintenance, repair and operations (“MRO”) products. We have one operating segment, the distribution of MRO products into the facilities maintenance end-market. We stock approximately 100,000 MRO products in the following categories: janitorial and sanitation (“JanSan”); hardware, tools and fixtures; plumbing; heating, ventilation and air conditioning (“HVAC”); electrical and lighting; appliances and parts; security and safety; and other miscellaneous maintenance products. Our products are primarily used for the repair, maintenance, remodeling, and refurbishment of non-industrial and residential facilities.

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
the Wilmar® and Maintenance USA® brands generally serve our multi-family housing facilities customers; and the Barnett®, Copperfield®, U.S. Lock®, Hardware Express®, LeranSM and AF Lighting® brands generally serve our residential facilities customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. We reach our markets using a variety of sales channels, including a field sales force of approximately 1,140 associates, which includes sales management and related associates, approximately 470 inside sales and customer service and support associates, a direct marketing program consisting of catalogs and promotional flyers, brand‑specific websites, a national accounts sales program, and other supply chain programs, such as vendor managed inventory.

We deliver our products through our network of 67 distribution centers, 22 professional contractor showrooms located throughout the United States, Canada, and Puerto Rico, 72 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks and third party carriers. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

Recent Developments

On March 17, 2014, Interline New Jersey completed the following financing transactions:

•	entered into a first lien term loan under which Interline New Jersey incurred a term loan in an aggregate principal amount of $350.0 million (the "Term Loan Facility"); and

•
amended the asset-based senior secured revolving credit facility, dated as of September 7, 2012 (the “ABL Facility”), by entering into the First Amendment to Credit Agreement to permit the incurrence of the Term Loan Facility and make other changes in connection with the refinancing (the “First ABL Facility Amendment”).

The proceeds from the Term Loan Facility were used to finance the redemption of Interline New Jersey's outstanding 7.50% Notes due 2018 (the "OpCo Notes"), the repayment of a portion of amounts outstanding under the ABL Facility and the payment of related fees, costs and expenses. In connection with the redemption of the OpCo Notes, the Company recorded a loss on early extinguishment of debt in the amount of $4.2 million. The loss was comprised of $18.5 million in consent solicitation, tender premium, call premium and related transaction costs less a non-cash benefit of $14.3 million associated with the write-off of the unamortized fair value premium of $17.8 million less the write-off of the unamortized deferred debt financing costs of $3.5 million.

    On April 8, 2014, Interline New Jersey further amended the ABL Facility by entering into the Second Amendment to Credit Agreement to amend certain pricing terms applicable to the ABL Facility and extend the maturity date of the ABL Facility to April 8, 2019, at which date the principal amount outstanding under the ABL Facility will be due and payable in full (the “Second ABL Facility Amendment”).

See "—Liquidity and Capital Resources" for further information regarding the financing transactions.

Results of Operations

The following table presents information derived from the consolidated statements of operations expressed as a percentage of net sales for the three months ended March 28, 2014 and March 29, 2013:

	% of Net Sales
	Three Months Ended
	March 28, 2014	March 29, 2013	% Increase (Decrease)(1)
Net sales	100.0%	100.0%	3.1%
Cost of sales	65.4	65.4	3.1
Gross profit	34.6	34.6	3.1

Operating Expenses:
Selling, general and administrative expenses	29.0	28.7	4.4
Depreciation and amortization	3.2	3.2	2.0
Merger related expenses	—	0.2	(87.0)
Total operating expenses	32.3	32.1	3.6
Operating income	2.3	2.5	(2.8)

Loss on extinguishment of debt, net	(1.1)	—	—
Interest expense	(4.0)	(4.2)	(0.9)
Interest and other income	—	0.1	(63.8)
Loss before income taxes	(2.7)	(1.6)	78.0
Income tax benefit	(1.1)	(1.2)	0.1
Net loss	(1.6)%	(0.4)%	311.8%
____________________

(1)	Percent increase (decrease) represents the actual change as a percentage of the prior year’s result.

    Overview. During the three months ended March 28, 2014, our sales increased 3.1% versus the prior year period, primarily reflecting continued economic improvements across our facilities maintenance end-market, combined with our continued investments in our sales forces and our information technology. Sales to our institutional facilities customers, which comprised 51.0% of our total sales, increased 2.9% in total. Sales to our multi-family housing facilities customers, which comprised 28.8% of our total sales, increased 4.9%. Sales to our residential facilities customers, which comprised 20.2% of our total sales, increased 0.7%. We believe we are starting to more fully realize the benefits of our efforts to strengthen our business, improve our competitive position, and enhance our market capabilities. We expect these trends to continue for the remainder of 2014 as we continue our investments in our sales force and other key areas of our business.

Operating income as a percentage of net sales was 2.3% for the three months ended March 28, 2014 and 2.5% for the three months ended March 29, 2013.

Net loss as a percentage of net sales was 1.6% for the three months ended March 28, 2014 compared to 0.4% in the comparable prior year period due to the loss on extinguishment of debt, net as a result of the redemption of the OpCo Notes and the related financing transactions that were completed during the first quarter of 2014, as more fully discussed in the "—Liquidity and Capital Resources" section below.

Three Months Ended March 28, 2014 Compared to the Three Months Ended March 29, 2013

Net Sales. Net sales increased by $11.7 million, or 3.1%, to $392.5 million for the three months ended March 28, 2014 from $380.8 million for the three months ended March 29, 2013. Sales to our institutional facilities customers increased by $5.7 million, sales to our multi-family housing facilities customers increased by $5.3 million, and sales to our residential facilities customers increased by $0.5 million. There were 64 shipping days in both the three months ended March 28, 2014 and the three months ended March 29, 2013.

Gross Profit. Gross profit increased by $4.1 million, or 3.1%, to $135.8 million for the three months ended March 28, 2014 from $131.7 million for the three months ended March 29, 2013. Our gross profit margin was 34.6% in both the three months ended March 28, 2014 and the three months ended March 29, 2013.

Selling, General and Administrative Expenses ("SG&A"). SG&A expenses increased by $4.8 million, or 4.4%, to $114.0 million for the three months ended March 28, 2014 from $109.2 million for the three months ended March 29, 2013. As a percentage of net sales, SG&A expenses increased 30 basis points to 29.0% for the three months ended March 28, 2014 compared to 28.7% for the three months ended March 29, 2013. The increase in SG&A expenses as a percentage of net sales was primarily due to higher distribution center consolidation and restructuring costs, higher payroll and fringe benefit costs, and higher delivery costs, partially offset by lower share based compensation expense and other variable SG&A expenses as a percentage of net sales.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.2 million, or 2.0%, to $12.6 million for the three months ended March 28, 2014 from $12.4 million for the three months ended March 29, 2013. As a percentage of net sales, depreciation and amortization was 3.2% for both the three months ended March 28, 2014 and the three months ended March 29, 2013. The increase was primarily driven by the amortization of definite-lived intangible assets as these assets are being amortized on an accelerated basis.

Merger related expenses. Merger related expenses incurred during the three months ended March 28, 2014 of $0.1 million was comprised of transaction related compensation incurred as a result of the Merger. Merger related expenses incurred for the three months ended March 29, 2013 of $0.8 million consisted of transaction related compensation of $0.6 million and professional fees of $0.1 million, and other costs of $0.2 million, all incurred as a direct result of the Merger.

Operating income. As a result of the foregoing, operating income changed by $0.3 million, or 2.8%, to $9.1 million for the three months ended March 28, 2014 from $9.4 million for the three months ended March 29, 2013.

Loss on extinguishment of debt. In connection with the redemption of the OpCo Notes and the related refinancing transactions, we recorded a loss on extinguishment of debt, net of $4.2 million which consisted of $18.5 million in consent solicitation, tender premium, call premium and related transaction costs less a non-cash benefit of $14.3 million associated with the write-off of the unamortized fair value premium of $17.8 million less the write-off of the unamortized deferred debt financing costs of $3.5 million. There was no extinguishment of debt that occurred during the same period in the prior year.

Interest Expense. Interest expense decreased $0.1 million, or 0.9%, to $15.7 million for the three months ended March 28, 2014 from $15.8 million in the combined three months ended March 29, 2013. The decrease in interest expense was directly attributable to interest expense savings realized as a result of the financing transactions that occurred in the first quarter of 2014.

Income tax benefit. Income taxes were relatively consistent year-over-year with a benefit of $4.4 million for the three months ended March 28, 2014 and March 29, 2013, respectively. The effective tax rate for the three months ended March 28, 2014 and March 29, 2013 was 42.2% and 75.0%, respectively. The change in the effective tax rate during the first quarter of 2014 compared to the comparable prior year period is due to a refinement in the deferred state tax rates estimated in the first quarter of 2013.

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

On March 17, 2014, Interline New Jersey completed the following refinancing transactions:

•	entered into a first lien term loan agreement under which Interline New Jersey incurred a term loan in an aggregate principal amount of $350.0 million (the “Term Loan Facility”); and

•
amended the asset-based senior secured revolving credit facility, dated as of September 7, 2012 (the “ABL Facility”), by entering into the First Amendment to Credit Agreement to permit the incurrence of the Term Loan Facility and make other changes in connection with the refinancing (the “First ABL Facility Amendment”).

The proceeds from the Term Loan Facility were used to finance the redemption of Interline New Jersey's outstanding 7.50% Notes due 2018 (the "OpCo Notes"), the repayment of a portion of amounts outstanding under the ABL Facility and the payment of related fees, costs and expenses. In connection with the redemption of the OpCo Notes, the Company recorded a loss on early extinguishment of debt in the amount of $4.2 million. The loss was comprised of $18.5 million in consent solicitation, tender premium, call premium and related transaction costs less a non-cash benefit of $14.3 million associated with the unamortized fair value premium of $17.8 million less unamortized deferred financing costs of $3.5 million.

In addition to making changes that were required in order to permit the incurrence of the Term Loan Facility and the redemption of the OpCo Notes, the First ABL Facility Amendment also made various changes to the ABL Facility that were intended to conform certain covenant baskets and related terms with those contained in the Term Loan Facility (the terms of which are disclosed below under "—Term Loan Facility”). The First ABL Facility Amendment also released the security interest previously granted by the Company to secure the ABL Facility, subject to a requirement that the Company re-pledge its assets to secure the ABL Facility in the event that the Company’s 10.00% / 10.75% Senior Notes due 2018 (the “HoldCo Notes”) are no longer outstanding. Accordingly, while the Company will guaranty both the Term Loan Facility and the ABL Facility, its assets will not be pledged to secure either such facility so long as the HoldCo Notes remain outstanding.

On April 8, 2014, Interline New Jersey further amended the ABL Facility by entering into the Second Amendment to Credit Agreement to amend certain pricing terms applicable to the ABL Facility and extend the maturity date of the ABL Facility to April 8, 2019 (the “Second ABL Facility Amendment”).

The debt instruments of Interline New Jersey, primarily the ABL Facility and the Term Loan, contain significant restrictions on the payment of dividends and distributions to the Company by Interline New Jersey. See “—ABL Facility” and “—Term Loan Facility” for more information on the ABL Facility and the Term Loan Facility, respectively.

Interline New Jersey and the Company were in compliance with all covenants contained in the ABL Facility, the Term Loan Facility, and HoldCo Notes as of March 28, 2014.

Liquidity

Historically, our capital requirements have been for debt service obligations, working capital requirements, including inventories, accounts receivable and accounts payable, acquisitions, the expansion and maintenance of our distribution network and upgrades of our information systems. We expect this to continue in the foreseeable future. Historically, we have funded these requirements through cash flow generated from operating activities and funds borrowed under our credit facility. We expect our cash on hand, cash flow from operations and availability under our ABL Facility to be our primary source of funds in the future. From time to time, based on market conditions and other factors, we may repay or refinance all or any of our existing indebtedness, including repurchasing or redeeming our bonds, or incur additional indebtedness. Letters of credit, which are issued under our ABL Facility, are used to support payment obligations incurred for our general corporate purposes.

As of March 28, 2014, we had $154.9 million of availability under our ABL Facility, net of $10.1 million in letters of credit. We believe that cash and cash equivalents on hand, cash flow from operations and available borrowing capacity under our ABL Facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the foreseeable future.

Financial Condition

Working capital increased by $28.1 million to $331.8 million as of March 28, 2014 from $303.7 million as of December 27, 2013. The increase in working capital was primarily driven by an increase in accounts receivable—trade due to the increase in net sales and a reduction of interest accrued on the Company's outstanding debt as a result of the early redemption of the OpCo Notes during the first quarter of 2014.

Cash Flow

Operating Activities. Net cash used in operating activities was $9.9 million and $10.7 million for the three months ended March 28, 2014 and March 29, 2013, respectively.

Net cash used in operating activities of $9.9 million for the three months ended March 28, 2014 primarily consisted of net loss of $6.1 million, adjustments to reconcile net loss to net cash used in operating activities of $24.2 million and net cash used by working capital items of $27.9 million. The adjustments of $24.2 million primarily consisted of $12.6 million in depreciation and amortization of property and equipment and intangible assets, which includes increased amortization of definite-lived intangible assets as these assets are being amortized on an accelerated basis, $6.0 million in deferred income taxes, and loss on early extinguishment of debt in the amount of $4.2 million, which consisted of $18.5 million in consent solicitation, tender premium, call premium and related transaction costs less a non-cash benefit of $14.3 million associated with the write-off of the unamortized fair value premium of $17.8 million less the write-off of the unamortized deferred debt financing costs of $3.5 million. These amounts were partially offset by $0.5 million in amortization of the fair value adjustment recorded to the OpCo Notes in connection with the Merger and $0.2 million of amortization of deferred lease incentive obligations. The cash used by working capital items primarily consisted of $12.2 million from increased trade receivables, net of changes in provision for doubtful accounts, resulting from increased sales in the current year as compared to the prior year, an $11.6 million change in accrued interest due to the early redemption of the OpCo Notes, $8.7 million from reduced trade payables balances as a result of the timing of purchases and related payments, $2.4 million from a decrease in accrued expenses and other current liabilities as a result of lower accrued salaries and wages due to the timing of payrolls, and $2.6 million from changes in income taxes. The cash used by working capital items was partially offset by an $8.3 million decrease in prepaid expenses and other current assets primarily as a result of timing of collections of rebates from our vendors and $1.4 million from decreased inventory levels.

Net cash used in operating activities of $10.7 million for the three months ended March 29, 2013 primarily consisted of net loss of $1.5 million, adjustments for non-cash items of $9.5 million and cash used by working capital items of $18.8 million. Adjustments for non-cash items primarily consisted of $12.4 million in depreciation and amortization of property and equipment and intangible assets, which includes increased amortization on the incremental step-up in customer relationships recorded in connection with purchase accounting for the Merger as well as amortization of the acquired JanPak customer relationships, $1.2 million in share-based compensation associated with options issued during the period, $0.9 million in amortization of debt financing costs, and $0.6 million in provisions for doubtful accounts. These amounts were partially offset by $4.3 million in deferred income taxes, $0.8 million in amortization of the fair value adjustment recorded to the OpCo Notes in connection with the Merger transactions, $0.2 million of amortization of deferred lease incentive obligations, and $0.4 million of other items. The cash used in working capital items primarily consisted of $8.7 million from increased inventory levels primarily related to seasonal build-up combined with opportunistic purchases, from a decrease in accrued expenses and other current liabilities as a result of payment of costs associated with the JanPak acquisition as well as the Merger, lower payroll and incentive compensation accruals as compared to prior year-end due to timing of payments, and timing of other miscellaneous accrual and payment activity, $6.3 million from increased trade receivables, net of changes in provision for doubtful accounts, resulting from increased sales in the current year as compared to the prior year, and a $1.9 million decrease in accrued interest due to the normal timing of accrual and payment activity. The cash used in working capital items was partially offset by $4.1 million from increased trade payables balances as a result of the timing of purchases and related payments, $1.8 million in decreased prepaid expenses and other current assets primarily as a result of timing of collections of rebates from our vendors, and $0.6 million from changes in income taxes.

Investing Activities. Net cash used in investing activities was $4.4 million and $4.5 million for the three months ended March 28, 2014 and March 29, 2013, respectively. The respective cash outflows for each period relate to capital expenditures made in the ordinary course of business.

Financing Activities. Net cash provided by financing activities totaled $18.2 million and $7.8 million for the three months ended March 28, 2014 and March 29, 2013, respectively.

Net cash provided by financing activities for the three months ended March 28, 2014 was attributable to $349.1 million in net proceeds from the issuance of Term Loan Facility offset by $300.0 million used to finance the redemption of the OpCo Notes, $18.5 million in the payment of tender premiums and expenses on the OpCo Notes, $7.1 million of payments for debt issuance costs, and $5.0 million in net payments on the ABL Facility.

Net cash provided by financing activities for the three months ended March 29, 2013 was attributable to $54.0 million in proceeds from the ABL Facility, and $0.8 million in proceeds from the issuance of common stock, offset in part by $46.5 million in payments on the ABL Facility, a $0.2 million net decrease in purchase card payable, and $0.2 million of payments on capital lease obligations.

Capital Expenditures

Capital expenditures were $4.4 million during the three months ended March 28, 2014, compared to $4.5 million for the three months ended March 29, 2013. Capital expenditures as a percentage of net sales were 1.1% for the three months ended March 28, 2014, and 1.2% for the three months ended March 29, 2013. Capital expenditures during 2014 and 2013 were driven primarily by the continued consolidation of our distribution center network, including the investments in larger, more efficient distribution centers and enhancements to our information technology systems. We expect our capital expenditures during the remainder of 2014 to be comparable with our historical capital expenditures as a percentage of sales.

ABL Facility

On September 7, 2012, Interline New Jersey entered into an asset-based senior secured revolving credit facility with a syndicate of lenders that permits revolving borrowings in an aggregate principal amount of up to $275.0 million. The ABL Facility also provides for a sub-limit of borrowings on same-day notice referred to as swingline loans up to $30.0 million and a sub-limit for the issuance of letters of credit up to $45.0 million. Subject to certain conditions, the principal amount of the ABL Facility may be increased from time to time up to an amount which, in the aggregate for all such increases, does not exceed $100.0 million, in $25.0 million increments. There are no scheduled amortization payments due under the ABL Facility. The Second ABL Facility Amendment extended the maturity date of the ABL Facility to April 8, 2019, at which date the principal amount outstanding under the ABL Facility will be due and payable in full.

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

Obligations under the ABL Facility are guaranteed by the Company and each of the wholly-owned material subsidiaries of the co-borrowers under the ABL Facility. These obligations are primarily secured, subject to certain exceptions, by a security interest in substantially all of the assets of Interline New Jersey and each of its wholly-owned material U.S. subsidiaries. This security interest is comprised of a first-priority lien on generally all of the current assets (including accounts receivable and inventory) of Interline New Jersey and the other grantors, which assets secure the Term Loan on a second-priority basis, and a second-priority lien on generally all of the fixed assets of Interline New Jersey and the other grantors, which assets secure the Term Loan on a first-priority basis. The assets held directly by the Company will not secure the ABL Facility, except that the Company will be required to grant a security interest in these assets in the event that the HoldCo Notes are no longer outstanding.

From the date of the Second ABL Facility Amendment through the end of Interline New Jersey’s current fiscal quarter, borrowings will bear interest at a rate equal to LIBOR plus 1.50% in the case of Eurodollar revolving loans, and an applicable base rate plus 0.50% in the case of Alternate Base Rate (“ABR”) loans.

As of the end of the quarter following the closing of the Second ABL Facility Amendment, the interest rates applicable to obligations under the ABL Facility will be determined as of the end of each fiscal quarter in accordance with applicable rates set forth in the grid below, which interest rates are generally 0.25% lower than the rates in effect prior to the Second ABL Facility Amendment:

Availability	Revolver ABR Spread	Revolver Eurodollar Spread
Category 1
Greater than $150.0 million	0.25%	1.25%
Category 2
Greater than $75.0 million but less than or equal to $150.0 million	0.50%	1.50%
Category 3
Less than or equal to $75.0 million	0.75%	1.75%

The applicable rates for Category 1 will not be available after the first quarter ending on or about March 31, 2015. The applicable rates for Category 3 and, after March 31, 2015, Category 2, described above will be subject to a 0.25% step-down from the spread described above if the fixed charge coverage ratio for the period of four consecutive fiscal quarters ending on the last day of the fiscal quarter most recently ended is greater than 1.75:1.00. As of March 28, 2014, the interest rate in effect with respect to the ABL Facility was 1.69% for the Eurodollar revolving loans and 3.75% for the ABR revolving loans.

The Second ABL Facility Amendment also revised the terms of the commitment fee payable by Interline New Jersey in respect of unutilized commitments, which will be equal to 0.375% per annum for the ABL Facility if utilization is less than 25.0% of the aggregate commitments and 0.25% per annum if the utilization of the ABL Facility exceeds 25.0% of the aggregate commitments.

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

The ABL Facility provides that Interline New Jersey and its restricted subsidiaries may incur secured or unsecured indebtedness so long as (i) in the event that the proceeds thereof are used to redeem HoldCo Notes, the pro forma interest coverage ratio of Interline New Jersey and its restricted subsidiaries is at least 2.00:1.00 or (ii) in the event the proceeds thereof are used for another purpose, (A) if such indebtedness is secured on a second-lien or other junior basis or is unsecured, the pro forma total leverage ratio of Interline New Jersey and its restricted subsidiaries is less than or equal to 6.50:1.00 or (B) if such indebtedness is secured on a first-lien basis, the pro forma ratio of (x) consolidated first lien indebtedness of Interline New Jersey and its restricted subsidiaries and (y) consolidated EBITDA of Interline New Jersey and its restricted subsidiaries (such ratio, the “First Lien Leverage Ratio”) is less than or equal to 3.75:1.00.

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

Term Loan Facility

On March 17, 2014, Interline New Jersey entered into a first lien term loan agreement under which Interline New Jersey incurred a term loan in an aggregate principal amount of $350.0 million. The initial aggregate principal amount of the Term Loan is equal to $350.0 million. The Term Loan Facility allows for incremental increases in an aggregate principal amount of up to (i) $100.0 million plus (ii) the amount as of the date of incurrence that would not cause the First Lien Leverage Ratio to exceed 3.75:1.00. The Term Loan Facility will mature on the earlier of (A) March 17, 2021 and (B) the date which is 91 days prior to the maturity date of the HoldCo Notes.

Obligations under the Term Loan Facility are guaranteed by the Company and each of the wholly-owned material U.S. subsidiaries of Interline New Jersey. These obligations are primarily secured, subject to certain exceptions, by a security interest in substantially all of the assets of Interline New Jersey and each of its wholly-owned material U.S. subsidiaries. This security interest is comprised of a first-priority lien on generally all of the fixed assets of Interline New Jersey and the other grantors, which assets secure the ABL Facility on a second-priority basis, and a second-priority lien on generally all of the current assets (including accounts receivable and inventory) of Interline New Jersey and the other grantors, which assets secure the ABL Facility on a first-priority basis. The assets held directly by the Company will not secure the Term Loan Facility, except that the Company will be required to grant a security interest in these assets in the event that the HoldCo Notes are no longer outstanding.

The Term Loan Facility will bear interest, at the borrower’s option, at (i) LIBOR subject to a minimum floor of 1.0%, plus 300 basis points ("LIBO Rate") or (ii) an ABR subject to a minimum floor of 2.0%, plus 200 basis points. In addition, at the closing of the Term Loan Facility, Interline New Jersey paid (in addition to customary fees) an upfront fee equal to 0.25% of the principal amount thereof. As of March 28, 2014, the interest rate in effect with respect to the Term Loan Facility was 4.00% for LIBO Rate borrowings and 5.25% for ABR borrowings.

Under the Term Loan Facility, Interline New Jersey may voluntarily prepay principal at any time and from time to time without penalty or premium, other than a 1.0% premium during the first six months following the closing date for re-pricing transactions only. The Term Loan Facility is due and payable in quarterly installments equal to 0.25% of the original principal amount, with the balance payable in one final installment at the maturity date. Additional provisions include the requirement to repay the Term Loan Facility with certain asset sale and insurance proceeds, certain debt proceeds and 50% of excess cash flow (reducing to 25% if the First Lien Leverage Ratio is no more than 3.00:1.00 and 0% if the First Lien Leverage Ratio is no more than 2.75:1.00).

The Term Loan Facility does not include any financial covenants; however, it does contain certain restrictive covenants (in each case, subject to exclusions) that limit, among other things, the ability of Interline and the restricted subsidiaries to:

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

The covenants are subject to various baskets and materiality thresholds, with certain of the baskets to the restrictions on the repayment of subordinated indebtedness, restricted payments and investments being available only when the pro forma interest coverage ratio of Interline New Jersey and its restricted subsidiaries is at least 2.00:1.00.

The Term Loan Facility provides that Interline New Jersey and its restricted subsidiaries may incur secured or unsecured indebtedness so long as (i) (A) in the event that the proceeds thereof are used to redeem HoldCo Notes, the pro forma interest coverage ratio of Interline New Jersey and its restricted subsidiaries is at least 2.00:1.00 or (B) in the event the proceeds thereof are used for another purpose, the pro forma total leverage ratio of Interline New Jersey and its restricted subsidiaries is less than or equal to 6.50:1.00 and (ii) in the event any of such indebtedness is secured on a first-lien basis, the First Lien Leverage Ratio is less than or equal to 3.75:1.00.

The Term Loan Facility contains certain customary representations and warranties, affirmative covenants and events of default, including, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness (subject to certain restrictions on cross-defaults to the financial covenant contained in the ABL Facility), certain events of bankruptcy, certain events under ERISA, judgment defaults, actual or asserted failure of any material guaranty or security documents supporting the Term Loan Facility to be in full force and effect and change of control. If such an event of default occurs, the Agent under the Term Loan Facility is entitled to take various actions, including the acceleration of amounts due and all other actions that a secured creditor is permitted to take following a default.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 27, 2013 filed with the SEC. During the three months ended March 28, 2014, there were no significant changes to any of our critical accounting policies.

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

Recently Adopted Accounting Guidance

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date ("ASU 2013-04"). The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing US GAAP. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement amount its co-obligors, plus any additional amount the entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligations as well as other information about those obligations. The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be retrospectively applied to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU's scope that exist at the beginning of an entity's fiscal year of adoption. An entity may elect to use hindsight for the comparative periods, and should disclose that fact. Early adoption was permitted. Effective December 28, 2013, the Company adopted this ASU, which did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The objective of this ASU is to eliminate the diversity in practice on how entities present unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 will require entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset (with certain exceptions) for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments should be applied prospectively, although retrospective application was permitted. Effective December 28, 2013, the Company adopted this ASU, which did not have a material impact on the Company's consolidated financial statements.

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

Interest Rate Risk

Our variable rate term debt is sensitive to changes in the general level of interest rates. As of March 28, 2014, our variable rate debt outstanding consisted of $110.0 million under the ABL Facility and $350.0 million under the Term Loan Facility. While our variable rate term debt obligations expose us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance, results of operations, or cash flows. Based on the outstanding variable rate debt as of March 28, 2014, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $1.1 million pre-tax change to our statement of operations for the ABL Facility and a $0.6 million pre-tax change for the Term Loan Facility.

The fair market value of our ABL Facility, Term Loan Facility, and HoldCo Notes is subject to interest rate risk. As of March 28, 2014, the estimated fair market value of our debt was as shown below (in thousands):

	Fair Market Value	Percent of Par
ABL Facility	$110,092	100.08%
Term Loan Facility	$349,563	100.12%
HoldCo Notes	$396,938	108.75%

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of March 28, 2014.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 28, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2014, our disclosure controls and procedures were effective to ensure that: (1) material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

In May 2011, the Company was named as a defendant in the case of Craftwood Lumber Company v. Interline Brands, Inc. ("Craftwood Matter"), filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, and subsequently removed to the United States District Court for the Northern District of Illinois. The complaint alleges that the Company sent unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“Junk Fax Act”). At the time of filing the initial complaint in state court, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from the Company during the four-year statute of limitations period. In its amended complaint filed in the United States District Court, the plaintiff seeks preliminary and permanent injunctive relief enjoining the Company from violating the Junk Fax Act, as well as statutory damages for each fax transmission found to be in violation of the Junk Fax Act. The Company continues to vigorously contest class action certification and liability; however, in light of the Company's assessment of potential legal risks associated with the Craftwood Matter, the Company recorded a pre-tax charge in the amount of $20.5 million in the third quarter of 2013. The pre-tax charge was included in selling, general and administrative expenses in the statements of operations for the fiscal year ended December 27, 2013. As of March 28, 2014 and December 27, 2013, the litigation related accrual of $20.5 million was included in accrued expenses and other current liabilities in the consolidated balance sheets. Based upon the uncertain outcome of the Craftwood Matter, a range of reasonable outcomes cannot be estimated as of the date of these financial statements. Accordingly, actual results may differ.

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

ITEM 1A. Risk Factors.

For information regarding factors that could affect our financial position, results of operations and cash flows, see the risk factors discussion provided in our Annual Report on Form 10-K for the year ended December 27, 2013 in Part I. Item 1A. Risk Factors. See also “Part I. Item 2—Forward-Looking Statements” above.

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

4.10
Fifth Supplemental Indenture, dated as of March 12, 2014, among Interline New Jersey, the Company, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as Trustee, to the Indenture dated as of November 16, 2010 (as amended and supplemented) (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K filed on March 12, 2014).

MATERIAL CONTRACTS
10.1
First Lien Term Loan Agreement, dated as of March 17, 2014, among Interline Brands, Inc., a New Jersey Corporation, as the borrower, Interline Brands, Inc., a Delaware corporation, the subsidiaries of the borrower from time to time party thereto, the lenders from time to time party thereto, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on March 19, 2014).

10.2
First Amendment to Credit Agreement, dated as of March 17, 2014, among Interline Brands, Inc., a New Jersey corporation, Wilmar Financial, Inc., JanPak, LLC, JanPak of South Carolina, LLC, IBI Merchandising Services, Inc., each as a borrower, Interline Brands, Inc., a Delaware corporation, Glenwood Acquisition LLC and Zip Technology, LLC, as additional loan parties, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on March 19, 2014).

Exhibit Number		Document
10.3
Pledge and Security Agreement, dated as of March 17, 2014, among Interline Brands, Inc., a New Jersey corporation, certain of its subsidiaries party thereto, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K filed on March 19, 2014).

10.4
Amended and Restated Pledge and Security Agreement, dated as of March 17, 2014, among Interline Brands, Inc., a New Jersey corporation, certain of its subsidiaries party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K filed on March 19, 2014).

10.5
Intercreditor Agreement, dated as of March 17, 2014, among Interline Brands, Inc., a New Jersey corporation, Interline Brands, Inc., a Delaware corporation, the other grantors from time to time party thereto, Bank of America, N.A., as revolving facility agent, and Barclays Bank PLC, as first lien administrative agent and first lien security agent (incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K filed on March 19, 2014).

10.6
Second Amendment to Credit Agreement, dated as of April 8, 2014, among Interline Brands, Inc., a New Jersey corporation, Wilmar Financial, Inc., JanPak, LLC, JanPak of South Carolina, LLC, IBI Merchandising Services, Inc., each as a borrower, Interline Brands, Inc., a Delaware corporation, Glenwood Acquisition LLC and Zip Technology, LLC, as additional loan parties, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on April 11, 2014).

10.7
First Amendment to Amended and Restated Pledge and Security Agreement, dated as of April 8, 2014, among Interline Brands, Inc., a New Jersey corporation, certain of its subsidiaries party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on April 11, 2014).

STATEMENTS RE COMPUTATION OF RATIOS
12.1	†	Computation of earnings to fixed charges and earnings to combined fixed charges and preferred dividends of Interline Brands, Inc..

CERTIFICATIONS
31.1	†	Certification of the Chief Executive Officer of Interline Brands, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer of Interline Brands, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INTERACTIVE DATA FILES
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

† Furnished herewith.
* Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1	Consolidated Balance Sheets (Unaudited) as of March 28, 2014 and December 27, 2013;

2	Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three months ended March 28, 2014 and March 29, 2013, respectively;

3	Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three months ended March 28, 2014 and March 29, 2013, respectively;

4	Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 28, 2014 and March 29, 2013, respectively;

5	Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINE BRANDS, INC.
(Registrant)

May 5, 2014	/S/ JOHN K. BAKEWELL
Date	John K. Bakewell
Chief Financial Officer
(Duly Authorized Signatory and Principal Financial Officer)