Form 10-Q
period 2014-06-27
INTERLINE BRANDS, INC./DE
filed 2014-08-04
CIK 1292900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 27, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission File Number:	001-32380

INTERLINE BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0542659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 San Marco Boulevard Jacksonville, Florida	32207
(Address of principal executive offices)	(Zip Code)

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

As of August 1, 2014 there were 1,479,033 shares of the registrant’s common stock issued and outstanding, par value $0.01.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS - FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	June 27, 2014	December 27, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$6,722	$6,102
Accounts receivable - trade (net of allowance for doubtful accounts of $4,533 and $3,595 as of June 27, 2014 and December 27, 2013, respectively)	192,664	165,420
Inventories	291,711	276,341
Prepaid expenses and other current assets	37,194	40,936
Income taxes receivable	11,930	13,563
Deferred income taxes	15,171	15,179
Total current assets	555,392	517,541
Property and equipment, net	55,683	58,665
Goodwill	486,439	486,439
Other intangible assets, net	365,547	445,046
Other assets	10,073	10,042
Total assets	$1,473,134	$1,517,733
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$140,233	$123,915
Accrued expenses and other current liabilities	72,727	69,939
Accrued interest	17,321	19,755
Current portion of long-term debt	3,500	—
Current portion of capital leases	110	231
Total current liabilities	233,891	213,840
Long-Term Liabilities:
Deferred income taxes	122,976	145,584
Long-term debt, net of current portion	799,786	798,347
Capital leases, net of current portion	—	10
Other liabilities	2,710	3,099
Total liabilities	1,159,363	1,160,880
Commitments and contingencies (see Note 6)
Stockholders' Equity:
Common stock; $0.01 par value, 2,500,000 authorized; 1,478,389 and 1,478,151 shares issued and outstanding as of June 27, 2014 and December 27, 2013, respectively	15	15
Additional paid-in capital	393,778	392,201
Accumulated deficit	(79,455)	(34,784)
Accumulated other comprehensive loss	(548)	(579)
Treasury stock, at cost, 62 shares held as of June 27, 2014 and none as of December 27, 2013	(19)	—
Total stockholders' equity	313,771	356,853
Total liabilities and stockholders' equity	$1,473,134	$1,517,733

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Net sales	$425,542	$405,706	$818,011	$786,459
Cost of sales	279,972	267,373	536,651	516,430
Gross profit	145,570	138,333	281,360	270,029

Operating Expenses:
Selling, general and administrative expenses	114,240	108,056	228,215	217,236
Depreciation and amortization	12,594	12,694	25,198	25,052
Merger related expenses	—	189	102	972
Total operating expenses	126,834	120,939	253,515	243,260
Operating income	18,736	17,394	27,845	26,769

Impairment of other intangible assets	(67,500)	—	(67,500)	—
Loss on extinguishment of debt, net	(19)	—	(4,172)	—
Interest expense	(14,506)	(15,779)	(30,190)	(31,603)
Interest and other income	205	271	397	801
(Loss) income before income taxes	(63,084)	1,886	(73,620)	(4,033)
Income tax (benefit) expense	(24,507)	714	(28,949)	(3,725)
Net (loss) income	$(38,577)	$1,172	$(44,671)	$(308)

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net (loss) income	$(38,577)	$1,172	$(44,671)	$(308)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	271	(264)	31	(418)
Other comprehensive income (loss)	271	(264)	31	(418)
Comprehensive (loss) income	$(38,306)	$908	$(44,640)	$(726)

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 27, 2014	June 28, 2013
Cash Flows from Operating Activities:
Net loss	$(44,671)	$(308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,198	25,052
Impairment of other intangible assets	67,500	—
Amortization of deferred lease incentive obligation	(421)	(423)
Amortization of deferred debt financing costs	2,050	1,873
Amortization of discount on Term Loan Facility	36	—
Amortization of OpCo Notes fair value adjustment	(544)	(1,549)
Tender premiums and expenses on OpCo Notes	18,510	—
Write-off of unamortized OpCo Notes fair value adjustment	(17,803)	—
Write-off of deferred debt issuance costs	3,465	—
Share-based compensation	1,528	2,532
Deferred income taxes	(22,601)	(7,431)
Provision for doubtful accounts	1,550	1,214
Loss (gain) on disposal of property and equipment	37	(1)
Other	(63)	(162)
Changes in assets and liabilities:
Accounts receivable - trade	(28,788)	(23,710)
Inventories	(15,364)	(15,518)
Prepaid expenses and other current assets	3,602	1,880
Other assets	(117)	(74)
Accounts payable	16,684	12,693
Accrued expenses and other current liabilities	3,688	(1,633)
Accrued interest	(2,434)	1,557
Income taxes	1,633	4,104
Other liabilities	(11)	(198)
Net cash provided by (used in) operating activities	12,664	(102)
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(9,241)	(10,595)
Net cash used in investing activities	(9,241)	(10,595)
Cash Flows from Financing Activities:
Proceeds from ABL Facility	47,000	74,000
Payments on ABL Facility	(72,000)	(71,500)
Proceeds from issuance of Term Loan Facility, net	349,125	—
Payments on Term Loan Facility	(875)	—
Payment of deferred debt financing costs	(8,024)	(178)
Repayment of OpCo Notes	(300,000)	—
Payment of tender premiums and expenses on OpCo Notes	(18,510)	—
Increase in purchase card payable, net	422	472
Payments on capital lease obligations	(131)	(282)
Proceeds from issuance of common stock	165	750
Net cash (used in) provided by financing activities	(2,828)	3,262
Effect of exchange rate changes on cash and cash equivalents	25	(207)
Net increase (decrease) in cash and cash equivalents	620	(7,642)
Cash and cash equivalents at beginning of period	6,102	15,801
Cash and cash equivalents at end of period	$6,722	$8,159

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(in thousands)

	Six Months Ended
	June 27, 2014	June 28, 2013
Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$31,004	$29,662
Income taxes, net of refunds	(7,960)	(399)

Schedule of Non-Cash Investing and Financing Activities:
Capital expenditures incurred but not yet paid	621	1,103

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

The Company currently markets and sells its products primarily through thirteen brands across three primary end markets. The Company utilizes a variety of sales channels, including a direct field sales force, inside sales representatives, a direct marketing program, brand-specific websites, a national account sales program and various supply chain programs. During the second quarter of 2014, the Company made a strategic marketing decision to simplify its brand structure within the institutional end market, which will result in fewer brands serving this customer base. The Company delivers its products through its network of distribution centers and professional contractor showrooms located throughout the United States, Canada and Puerto Rico, vendor managed inventory locations at large professional contractor and institutional customer locations and its dedicated fleet of trucks and third-party carriers. Through its broad distribution network, the Company is able to provide next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

The accompanying unaudited interim consolidated financial statements include the accounts of Interline Brands, Inc. and all of its wholly-owned subsidiaries. These statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2013 filed with the SEC.

All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented have been recorded. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable and income taxes, lower of cost or market and obsolescence reserves for

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

inventory, reserves for self-insurance programs, legal contingencies, and valuation of goodwill and other intangible assets. Actual results could differ from those estimates.

Reclassifications
The Company has reclassified certain items previously reported in the financial statements and accompanying notes in order to conform to current year presentation. The reclassifications were made within current assets and have no impact on working capital.

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

The fair value of the Company’s ABL Facility, Term Loan Facility, OpCo Notes, and HoldCo Notes is determined by quoted market prices and other inputs that are observable for these liabilities, which are Level 2 inputs. The carrying amount and fair value of the ABL Facility, OpCo Notes, and HoldCo Notes as of June 27, 2014 and December 27, 2013 were as follows (in thousands):

	June 27, 2014		December 27, 2013
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility	$90,000	$90,420	$115,000	$115,098
Term Loan Facility(1)	348,286	347,525	—	—
OpCo Notes(1)	—	—	318,347	317,625
HoldCo Notes	365,000	390,550	365,000	398,763
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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended June 27, 2014, the Company recorded non-cash charges of $67.5 million related to the impairment of certain indefinite-lived trademark assets.  These impairments were primarily due to a strategic marketing decision to phase out certain brand names through the remainder of the fiscal year and market the related products under a new consolidated brand name which resulted in a change in the expected useful life of the intangible assets. The impairment charges were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the current carrying value. The Company has evaluated whether other trademark assets not associated with the rebranding still remain indefinite-lived, noting no other events have occurred that would cause an impairment of the other trademark assets or any other long-lived assets including goodwill. Refer to Note 3 for additional disclosure regarding the impairment charges.

Segment Information

The Company has one operating segment and, therefore, one reportable segment, the distribution of MRO products into the facilities maintenance end-market. The Company’s revenues and assets outside the United States are not significant. The Company’s net sales by product category were as follows (in thousands):

	Three Months Ended		Six Months Ended
Product Category(1)	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
JanSan	$194,958	$187,766	$376,137	$365,292
Plumbing	73,663	70,716	146,981	142,594
Hardware, tools and fixtures	36,053	32,790	70,805	63,686
HVAC	36,818	36,996	60,905	62,042
Electrical and lighting	22,274	20,665	43,390	41,152
Appliances and parts	22,372	19,939	43,044	38,140
Security and safety	17,840	16,993	35,039	34,222
Other	21,564	19,841	41,710	39,331
Total	$425,542	$405,706	$818,011	$786,459
     ____________________

(1)
The Company continually refines its product classification groupings and, as a result, stock keeping units are     periodically realigned within product categories. Therefore, the prior periods in these tables have been recast to be consistent with current presentation.

Recently Issued Accounting Guidance

In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"). The amendments contained within this guidance clarify the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The amendments in ASU 2013-05 are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter, with early adoption permitted. The amendments should be applied prospectively to derecognition events occurring after the effective date, and prior periods should not be adjusted. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, Revenue From Contracts With Customers ("ASU 2014-09"), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

retrospective or a modified retrospective approach for the adoption of the new standard. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The company is currently assessing the impact that this standard will have on its consolidated financial statements.
In June 2014, the FASB issued ASU No.2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation — Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

Recently Adopted Accounting Guidance

In February 2013, FASB issued ASU No. 2013-04, Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date ("ASU 2013-04"). The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing U.S. GAAP. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement amount its co-obligors, plus any additional amount the entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligations as well as other information about those obligations. The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be retrospectively applied to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU's scope that exist at the beginning of an entity's fiscal year of adoption. An entity may elect to use hindsight for the comparative periods, and should disclose that fact. Early adoption was permitted. Effective December 28, 2013, the Company adopted this ASU, which did not have a material impact on the Company's consolidated financial statements.

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

The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Balance at December 27, 2013	Charged to Expense	Deductions(1)	Balance at June 27, 2014
$3,595	$1,550	$(612)	$4,533
____________________

(1)	Accounts receivable previously charged to expense, written-off as uncollectible, net of recoveries.

3. OTHER INTANGIBLE ASSETS

During the three months ended June 27, 2014, the Company recorded non-cash charges of $67.5 million related to the impairment of certain indefinite-lived trademark assets. These impairments were primarily due to a strategic marketing decision to phase out certain brand names and market the related products under a new consolidated brand name. This decision resulted in a change in the expected useful life of the trademark assets. The impairment charges were determined by comparing the fair value of the trademarks, derived using a discounted cash flow analysis based on the income approach, relief from royalty method, to the current carrying value. Prior to the impairment analysis the associated trademarks had a carrying value of $71.1 million, and after the impairment charge the associated trademarks had a remaining carrying value of $3.6 million which will be amortized over a definite life of six months.

The following table summarizes the net book value information related to other intangible assets as of June 27, 2014 and December 27, 2013 (in thousands):

	June 27, 2014	December 27, 2013
Indefinite-lived intangibles assets:
Trademarks	114,500	$185,600

Definite-lived intangible assets:
Trademarks	3,600	—
Customer relationships	222,980	237,488
Deferred financing costs	24,467	21,958
Total	$365,547	$445,046

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEBT

The Company's outstanding debt consisted of the following as of June 27, 2014 and December 27, 2013 (in thousands):

	June 27, 2014	December 27, 2013
ABL Facility	$90,000	$115,000
Term Loan Facility(1)	348,286	—
OpCo Notes(2)	—	318,347
HoldCo Notes	365,000	365,000
Total debt	$803,286	$798,347
Less: Current portion	3,500	—
Long-term debt	$799,786	$798,347
____________________

(1)	As of June 27, 2014, the Term Loan Facility included an unamortized original issue discount of $0.8 million.

(2)
As of December 27, 2013, the OpCo notes included an unamortized fair value premium of $18.3 million recorded as a result of the Merger. On March 26, 2014, Interline New Jersey discharged its remaining obligations under the OpCo Notes.

As of June 27, 2014 and December 27, 2013, respectively, Interline New Jersey had $174.5 million and $145.8 million available under the ABL Facility (as defined below). There were $90.0 million and $115.0 million borrowings under the revolving credit facilities as of June 27, 2014 and December 27, 2013, respectively, and total letters of credit issued under the revolving credit facilities of $10.5 million and $10.5 million as of the same dates.

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

Interline New Jersey and the Company were in compliance with all covenants contained in the ABL Facility, Term Loan Facility and HoldCo Notes as of June 27, 2014.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

From the date of the Second ABL Facility Amendment through the end of Interline New Jersey’s first fiscal quarter after the closing date thereof, borrowings were subject to an interest rate equal to LIBOR plus 1.50% in the case of Eurodollar revolving loans, and an applicable base rate plus 0.50% in the case of Alternate Base Rate (“ABR”) loans. The principal balance outstanding under the ABL Facility may be voluntarily prepaid in advance, without penalty or premium, at any time in whole or in part, subject to certain breakage costs.

As of the end of the first fiscal quarter following the closing of the Second ABL Facility Amendment, the interest rates applicable to obligations under the ABL Facility will be determined as of the end of each fiscal quarter in accordance with applicable rates set forth in the table below, which interest rates are generally 0.25% lower than the rates in effect prior to the Second ABL Facility Amendment:

	Revolver ABR Spread	Revolver Eurodollar Spread
Category 1
Greater than $150.0 million	0.25%	1.25%
Category 2
Greater than $75.0 million but less than or equal to $150.0 million	0.50%	1.50%
Category 3
Less than or equal to $75.0 million	0.75%	1.75%

The applicable rates for Category 1 will be available starting in the second fiscal quarter of 2015. The applicable rates for Category 2 and Category 3 are subject to a 0.25% step-down from the spread described above if the fixed charge coverage ratio for the

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

period of four consecutive fiscal quarters ending on the last day of the fiscal quarter most recently ended is greater than 1.75:1.00. This step-down is currently available for Category 3 borrowings and will be available for Category 2 borrowings during the second fiscal quarter of 2015. As of June 27, 2014, the interest rate in effect with respect to the ABL Facility was 1.69% for the Eurodollar revolving loans and 3.75% for the ABR revolving loans.

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

The Term Loan Facility will bear interest, at the borrower’s option, at (i) LIBOR subject to a minimum floor of 1.00%, plus 300 basis points ("LIBO Rate") or (ii) an ABR subject to a minimum floor of 2.0%, plus 200 basis points. In addition, at the closing of the Term Loan Facility, Interline New Jersey paid (in addition to customary fees) an upfront fee equal to 0.25% of the principal amount thereof. As of June 27, 2014, the interest rate in effect with respect to the Term Loan Facility was 4.00% for LIBO Rate borrowings and 5.25% for ABR borrowings.

Under the Term Loan Facility, Interline New Jersey may voluntarily prepay principal at any time and from time to time without penalty or premium, other than a 1.00% premium during the first six months following the closing date for re-pricing transactions only. The Term Loan Facility is due and payable in quarterly installments equal to 0.25% of the original principal amount, with the balance payable in one final installment at the maturity date. Additional provisions include the requirement to repay the Term Loan Facility with certain asset sale and insurance proceeds, certain debt proceeds and 50% of excess cash flow (reducing to 25% if the First Lien Leverage Ratio is no more than 3.00:1.00 and 0% if the First Lien Leverage Ratio is no more than 2.75:1.00).

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

5. RELATED PARTY TRANSACTIONS

Transactions with Principal Owners
Subsequent to the Merger, all of the Company's outstanding stock became privately held by certain affiliates of Goldman, Sachs & Co., including GS Capital Partners VI Fund, L.P. and its related entities, and P2 Capital Partners, LLC and its related entities (collectively, the "Sponsors"), and certain members of Company management. In conjunction with the financing transactions, the Company paid approximately $2.6 million to Goldman, Sachs & Co. for underwriting services rendered in connection with the Term Loan Facility and tender fees incurred as the lead agent on the OpCo Notes redemption. See Note 4. Debt for additional information related to the financing transactions and the related redemption of the OpCo Notes.

6. COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

As of June 27, 2014 and December 27, 2013, the Company was contingently liable for outstanding letters of credit aggregating to $10.5 million and $10.5 million, respectively.

Legal Proceedings

In May 2011, the Company was named as a defendant in the case of Craftwood Lumber Company v. Interline Brands, Inc. ("Craftwood Matter"), filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, and subsequently removed to the United States District Court for the Northern District of Illinois. The complaint alleges that the Company sent unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“Junk Fax Act”). At the time of filing the initial complaint in state court, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from the Company during the four-year statute of limitations period. In its amended complaint filed in the United States District Court, the plaintiff seeks preliminary and permanent injunctive relief enjoining the Company from violating the Junk Fax Act, as well as statutory damages for each fax transmission found to be in violation of the Junk Fax Act. The Company continues to vigorously contest class action certification and liability; however, in light of the Company's assessment of potential legal risks associated with the Craftwood Matter, the Company recorded a pre-tax charge in the amount of $20.5 million in the third quarter of 2013. The pre-tax charge was included in selling, general and administrative expenses in the statements of operations for the fiscal year ended December 27, 2013. As of June 27, 2014 and December 27, 2013, the litigation related accrual of $20.5 million was included in accrued expenses and other current liabilities in the consolidated balance sheets. Based upon the uncertain outcome of the Craftwood Matter, a range of reasonable outcomes cannot be estimated as of the date of these financial statements. Accordingly, actual results may differ.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, the impact of the Merger, as defined in "Recent Developments" below, and amounts that may be paid for resolution of legal matters. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions, including, without limitation, certain statements in “Results of Operations”, “Liquidity and Capital Resources”, and Item 3. Quantitative and Qualitative Disclosures About Market Risk. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

•	our level of indebtedness,

•	future cash flows,

•	the highly competitive nature of the maintenance, repair and operations distribution industry,

•	general market conditions,

•	the impact of the current rebranding initiative,

•	the impact of potential future impairment charges,

•	apartment vacancy rates and effective rents,

•	governmental and educational budget constraints,

•	work stoppages or other business interruptions at transportation centers or shipping ports,

•	our ability to accurately predict market trends,

•	adverse publicity,

•	the impact of the resolution of current or future legal claims,

•	labor and benefit costs,

•	the loss of significant customers,

•	adverse changes in trends in the home improvement and remodeling and home building markets,

•	health care costs,

•	product cost and price fluctuations due to inflation and currency exchange rates,

•	inability to identify, acquire and successfully integrate acquisition candidates,

•	our ability to purchase products from suppliers on favorable terms,

•	fluctuations in the cost of commodity-based products and raw materials (such as copper) and fuel prices,

•	our customers' ability to pay us,

•	inability to realize expected benefits from acquisitions,

•	consumer spending and debt levels,

•	interest rate fluctuations,

•	weather conditions and catastrophic weather events,

•	material facilities and systems disruptions and shutdowns,

•	the length of our supply chains,

•	dependence on key employees,

•	credit market contractions,

Forward-Looking Statements (continued)

•	changes to tariffs between the countries in which we operate,

•	our ability to protect trademarks,

•	changes in governmental regulations related to our product offerings, and

•	changes in consumer preferences.

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

We currently market and sell our products primarily through thirteen distinct and targeted brands, each of which is recognized in the facilities maintenance markets they serve for providing quality products at competitive prices with reliable same-day or next-day delivery. The AmSan®, JanPak®, CleanSource®, Sexauer®, and Trayco® brands generally serve our institutional facilities customers; the Wilmar® and Maintenance USA® brands generally serve our multi-family housing facilities customers; and the Barnett®, Copperfield®, U.S. Lock®, Hardware Express®, LeranSM and AF Lighting® brands generally serve our residential facilities customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. During the second quarter of 2014, the Company made a strategic marketing decision to simplify our brand structure within the institutional end-market. This rebranding initiative is designed to consolidate our institutional brands under a single national brand name and increase brand awareness as a market leading institutional platform. We reach our markets using a variety of sales channels, including a field sales force of approximately 1,135 associates, which includes sales management and related associates, approximately 460 inside sales and customer service and support associates, a direct marketing program consisting of catalogs and promotional flyers, brand‑specific websites, a national accounts sales program, and other supply chain programs, such as vendor managed inventory.

We deliver our products through our network of 67 distribution centers, 21 professional contractor showrooms located throughout the United States, Canada, and Puerto Rico, 73 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks and third party carriers. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

Recent Developments

Impairment of Other Intangible Assets
During the second quarter of fiscal year 2014, Company management made a strategic marketing decision to rebrand certain trademark assets under one new national brand name within our institutional customer end market. Management believes the rebranding initiative will provide positive outcomes as it relates to brand recognition and market share. The rebranding is not expected to have a significant impact on operations or the quality of our product offerings.

As a result of the rebranding initiative the Company recorded non-cash charges of $67.5 million related to the impairment of certain indefinite-lived trademark assets due to a change in the expected useful life of the intangible assets. The impairment charges were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the current carrying value. Prior to the impairment analysis the associated trademarks had a carrying value of $71.1 million, and after the impairment charge the associated trademarks had a remaining carrying value of $3.6 million which will be amortized over a definite life of six months.

Financing Transactions
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

The proceeds from the Term Loan Facility were used to finance the redemption of Interline New Jersey's outstanding 7.50% Notes due 2018 (the "OpCo Notes"), the repayment of a portion of amounts outstanding under the ABL Facility and the payment of related fees, costs and expenses. In connection with the redemption of the OpCo Notes, the Company recorded a loss on early extinguishment of debt in the amount of $4.2 million during the six months ended June 27, 2014. The loss was comprised of $18.5 million in consent solicitation, tender premium, call premium and related transaction costs less a non-cash benefit of $14.3 million associated with the write-off of the unamortized fair value premium of $17.8 million less the write-off of the unamortized deferred debt financing costs of $3.5 million.

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

Results of Operations

The following table presents information derived from the consolidated statements of operations expressed as a percentage of net sales for the three and six months ended June 27, 2014 and June 28, 2013:

	Three Months Ended			Six Months Ended
	% of Net Sales			% of Net Sales
	June 27, 2014	June 28, 2013	% Increase (Decrease)(1)	June 27, 2014	June 28, 2013	% Increase (Decrease)(1)
Net sales	100.0%	100.0%	4.9%	100.0%	100.0%	4.0%
Cost of sales	65.8	65.9	4.7	65.6	65.7	3.9
Gross profit	34.2	34.1	5.2	34.4	34.3	4.2

Operating Expenses:
Selling, general and administrative expenses	26.8	26.6	5.7	27.9	27.6	5.1
Depreciation and amortization	3.0	3.1	(0.8)	3.1	3.2	0.6
Merger related expenses	—	—	(100.0)	—	0.1	(89.5)
Total operating expenses	29.8	29.8	4.9	31.0	30.9	4.2
Operating income	4.4	4.3	7.7	3.4	3.4	4.0

Impairment of other intangible assets	(15.9)	—	—	(8.3)	—	—
Loss on extinguishment of debt, net	—	—	—	(0.5)	—	—
Interest expense	(3.4)	(3.9)	(8.1)	(3.7)	(4.0)	(4.5)
Interest and other income	—	0.1	(24.4)	—	0.1	(50.4)
(Loss) income before income taxes	(14.8)	0.5	(3,444.9)	(9.0)	(0.5)	1,725.4
Income tax (benefit) expense	(5.8)	0.2	(3,532.4)	(3.5)	(0.5)	677.2
Net (loss) income	(9.1)%	0.3%	(3,391.6)%	(5.5)%	—%	14,403.6%
____________________

(1)	Percent increase (decrease) represents the actual change as a percentage of the prior year’s result.

Comparison of the operating results for the three months ended June 27, 2014 to the three months ended June 28, 2013

Net Sales and Gross Profit

	Three Months Ended
(in thousands)	June 27, 2014	June 28, 2013

Net sales	$425,542	$405,706
Cost of sales	279,972	267,373
Gross profit	$145,570	$138,333

Net sales. Net sales increased by $19.8 million, or 4.9%, to $425.5 million for the three months ended June 27, 2014 from $405.7 million for the three months ended June 28, 2013. Sales to our institutional facilities customers increased by $11.8 million, sales to our multi-family housing facilities customers increased by $7.3 million, and sales to our residential facilities customers increased by $1.6 million. There were 64 shipping days in both the three months ended June 27, 2014 and the three months ended June 28, 2013.

The quarter-over-quarter increase in net sales primarily reflects continued economic improvements across our facilities maintenance end-market, combined with our continued investments in our sales force and our information technology. Sales to our institutional facilities customers, which comprised 50% of our total sales, increased 5.8% in total. Sales to our multi-family housing facilities customers, which comprised 31% of our total sales, increased 5.9%. Sales to our residential facilities customers, which comprised 19% of our total sales, increased 2.0%. We believe we are starting to more fully realize the benefits of our efforts to strengthen our business, improve our competitive position, and enhance our market capabilities. We expect these trends to continue for the remainder of 2014 as we continue our investments in our sales force and other key areas of our business.

Gross profit. Gross profit increased by $7.2 million, or 5.2%, to $145.6 million for the three months ended June 27, 2014 from $138.3 million for the three months ended June 28, 2013. During the second quarter of 2014, gross profit margin increased 10 basis points to 34.2% from 34.1% for the same period in the prior year.

Operating Expenses

	Three Months Ended
(in thousands)	June 27, 2014	June 28, 2013

Selling, general and administrative expenses	$114,240	$108,056
Depreciation and amortization	12,594	12,694
Merger related expenses	—	189
Total operating expenses	$126,834	$120,939

Selling, general and administrative expenses ("SG&A"). SG&A expenses increased by $6.2 million, or 5.7%, to $114.2 million for the three months ended June 27, 2014 from $108.1 million for the three months ended June 28, 2013. As a percentage of net sales, SG&A expenses increased 20 basis points to 26.8% for the three months ended June 27, 2014 compared to 26.6% for the three months ended June 28, 2013. The increase in SG&A expenses as a percentage of net sales was primarily due to higher payroll costs and travel and entertainment expenses related to our continued investments in our sales force and other key areas of our business.

Depreciation and amortization. Depreciation and amortization expense decreased by $0.1 million, or 0.8%, to $12.6 million for the three months ended June 27, 2014 from $12.7 million for the three months ended June 28, 2013. As a percentage of net sales, depreciation and amortization was 3.0% for the three months ended June 27, 2014 and 3.1% for the three months ended June 28, 2013.

Merger related expenses. Merger related expenses incurred for the three months ended June 28, 2013 of $0.2 million consisted of transaction related compensation of $0.1 million and professional fees of $0.1 million all incurred as a direct result of the Merger. There were no merger related expenses incurred during the three months ended June 27, 2014.

Operating Income

	Three Months Ended
(in thousands)	June 27, 2014	June 28, 2013

Operating income	$18,736	$17,394

Operating income. As a result of the foregoing, operating income changed by $1.3 million, or 7.7%, to $18.7 million for the three months ended June 27, 2014 from $17.4 million for the three months ended June 28, 2013.

Other Income (Expense)

	Three Months Ended
(in thousands)	June 27, 2014	June 28, 2013

Impairment of other intangible assets	$(67,500)	$—
Loss on extinguishment of debt, net	(19)	—
Interest expense	(14,506)	(15,779)
Interest and other income	205	271
(Loss) income before income taxes	$(63,084)	$1,886

Impairment of other intangible assets. During the three months ended June 27, 2014, the Company recorded non-cash charges of $67.5 million related to the impairment of certain indefinite-lived trademark assets. These impairments were primarily due to a strategic marketing decision to phase out certain brand names which resulted in a change in the expected useful life of the intangible assets. The impairment charges were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the current carrying value. There was no impairment charge that occurred during the same period in the prior year.

Loss on extinguishment of debt. In connection with the redemption of the OpCo Notes and the related financing transactions, we recorded a loss on extinguishment of debt, net of $19.0 thousand which consisted of fees incurred as a result of the current year financing transactions. There was no extinguishment of debt that occurred during the same period in the prior year.

Interest expense. Interest expense decreased $1.3 million, or 8.1%, to $14.5 million for the three months ended June 27, 2014 from $15.8 million for the three months ended June 28, 2013. The decrease in interest expense was directly attributable to interest expense savings realized as a result of the financing transactions that occurred in the first quarter of 2014.

Income Tax Benefit and Net Loss

	Three Months Ended
(in thousands)	June 27, 2014	June 28, 2013

Income tax (benefit) expense	$(24,507)	$714
Net (loss) income	$(38,577)	$1,172

Income tax (benefit) expense. Income tax benefit increased $25.2 million to $24.5 million for the three months ended June 27, 2014 from an income tax expense of $0.7 million for the three months ended June 28, 2013. The increase in income tax benefit is primarily related to the current period impairment charges.

The effective tax rate for the three months ended June 27, 2014 and June 28, 2013 was 38.8% and 37.9%, respectively. The change in the effective tax rate during the second quarter of 2014 compared to the comparable prior year period is due to higher permanent items in in the second quarter of 2014 compared to second quarter 2013.

Net (loss) income. Net loss as a percentage of net sales was 9.1% for the three months ended June 27, 2014 compared to net income of 0.3% for the same period in the prior year due to losses incurred as a result of the impairment of other intangible assets, as more fully discussed in the "—Recent Developments" section above and Note 3, Other Intangible Assets, to the consolidated financial statements.

Comparison of the operating results for the six months ended June 27, 2014 to the six months ended June 28, 2013

Net Sales and Gross Profit

	Six Months Ended
(in thousands)	June 27, 2014	June 28, 2013

Net sales	$818,011	$786,459
Cost of sales	536,651	516,430
Gross profit	$281,360	$270,029

Net sales. Net sales increased by $31.6 million, or 4.0%, to $818.0 million for the six months ended June 27, 2014 from $786.5 million for the six months ended June 28, 2013. Sales to our institutional facilities customers increased by $17.4 million, sales to our multi-family housing facilities customers increased by $12.6 million, and sales to our residential facilities customers increased by $2.1 million. There were 128 shipping days in both the six months ended June 27, 2014 and the six months ended June 28, 2013.

The year-over-year increase in net sales primarily reflects continued economic improvements across our facilities maintenance end-market, combined with our continued investments in our sales force and our information technology. Sales to our institutional facilities customers, which comprised 51% of our total sales, increased 4.4% in total. Sales to our multi-family housing facilities customers, which comprised 30% of our total sales, increased 5.5%. Sales to our residential facilities customers, which comprised 19% of our total sales, increased 1.3%. We believe we are starting to more fully realize the benefits of our efforts to strengthen our business, improve our competitive position, and enhance our market capabilities. We expect these trends to continue for the remainder of 2014 as we continue our investments in our sales force and other key areas of our business.

Gross profit. Gross profit increased by $11.3 million, or 4.2%, to $281.4 million for the six months ended June 27, 2014 from $270.0 million for the six months ended June 28, 2013. During the six months ended June 27, 2014, gross profit margin increased 10 basis points to 34.4% from 34.3% for the same period in the prior year.

Operating Expenses

	Six Months Ended
(in thousands)	June 27, 2014	June 28, 2013

Selling, general and administrative expenses	$228,215	$217,236
Depreciation and amortization	25,198	25,052
Merger related expenses	102	972
Total operating expenses	$253,515	$243,260

Selling, general and administrative expenses ("SG&A"). SG&A expenses increased by $11.0 million, or 5.1%, to $228.2 million for the six months ended June 27, 2014 from $217.2 million for the six months ended June 28, 2013. As a percentage of net sales, SG&A expenses increased 30 basis points to 27.9% for the six months ended June 27, 2014 compared to 27.6% for the six months ended June 28, 2013. The increase in SG&A expenses as a percentage of net sales was primarily due to higher payroll costs and travel and entertainment expenses related to our continued investments in our sales forces and other key areas of our business.

Depreciation and amortization. Depreciation and amortization expense increased by $0.1 million, or 0.6%, to $25.2 million for the six months ended June 27, 2014 from $25.1 million for the six months ended June 28, 2013. As a percentage of net sales, depreciation and amortization was 3.1% for the six months ended June 27, 2014 and 3.2% the six months ended June 28, 2013.

Merger related expenses. Merger related expenses incurred during the six months ended June 27, 2014 of $0.1 million was comprised of transaction related compensation incurred as a result of the Merger. Merger related expenses incurred for the six months ended June 28, 2013 of $1.0 million consisted of transaction related compensation of $0.7 million, professional fees of $0.2 million, and other costs of $0.1 million, all incurred as a direct result of the Merger.

Operating Income

	Six Months Ended
(in thousands)	June 27, 2014	June 28, 2013

Operating income	$27,845	$26,769

Operating income. As a result of the foregoing, operating income increased by $1.1 million, or 4.0%, to $27.8 million for the six months ended June 27, 2014 from $26.8 million for the six months ended June 28, 2013.

Other Income (Expense)

	Six Months Ended
(in thousands)	June 27, 2014	June 28, 2013

Impairment of other intangible assets	$(67,500)	$—
Loss on extinguishment of debt, net	(4,172)	—
Interest expense	(30,190)	(31,603)
Interest and other income	397	801
(Loss) income before income taxes	$(73,620)	$(4,033)

Impairment of other intangible assets. During the six months ended June 27, 2014, the Company recorded non-cash charges of $67.5 million related to the impairment of certain indefinite-lived trademark assets. These impairments were primarily due to a strategic marketing decision to phase out certain brand names which resulted in a change in the expected useful life of the intangible assets. The impairment charges were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the current carrying value. There was no impairment charge that occurred during the same period in the prior year.

Loss on extinguishment of debt. In connection with the redemption of the OpCo Notes and the related financing transactions, we recorded a loss on extinguishment of debt, net of $4.2 million which consisted of $18.5 million in consent solicitation, tender premium, call premium and related transaction costs less a non-cash benefit of $14.3 million associated with the write-off of the unamortized fair value premium of $17.8 million and the write-off of the unamortized deferred debt financing costs of $3.5 million. There was no extinguishment of debt that occurred during the same period in the prior year.

Interest expense. Interest expense decreased $1.4 million, or 4.5%, to $30.2 million for the six months ended June 27, 2014 from $31.6 million for the six months ended June 28, 2013. The decrease in interest expense was directly attributable to interest expense savings realized as a result of the financing transactions that occurred in the first quarter of 2014.

Income Tax Benefit and Net Loss

	Six Months Ended
(in thousands)	June 27, 2014	June 28, 2013

Income tax benefit	$(28,949)	$(3,725)
Net loss	$(44,671)	$(308)

Income tax benefit. Income tax benefit increased by $25.2 million year-over-year with a benefit of $28.9 million for the six months ended June 27, 2014 compared to $3.7 million for the six months ended June 28, 2013. The increase in income tax benefit is primarily related to the current period impairment charges.

The effective tax rate for the six months ended June 27, 2014 and June 28, 2013 was 39.3% and 92.4%, respectively. The change in the effective tax rate during the six months ended June 27, 2014 compared to the comparable prior year period is due to a refinement in the deferred state tax rates estimated during the six months ended June 28, 2013.

Net loss. Net loss as a percentage of net sales was 5.5% for the six months ended June 27, 2014 compared to 0.04% in the comparable prior year period due to the impairment of other intangible assets as well as the loss on extinguishment of debt as a result of the current year financing transactions, as more fully discussed in the "—Liquidity and Capital Resources" section below.

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

The proceeds from the Term Loan Facility were used to finance the redemption of Interline New Jersey's outstanding 7.50% Notes due 2018 (the "OpCo Notes"), the repayment of a portion of amounts outstanding under the ABL Facility and the payment of related fees, costs and expenses. In connection with the redemption of the OpCo Notes, the Company recorded a loss on early extinguishment of debt in the amount of $4.2 million during the six months ended June 27, 2014. The loss was comprised of $18.5 million in consent solicitation, tender premium, call premium and related transaction costs less a non-cash benefit of $14.3 million associated with the unamortized fair value premium of $17.8 million less unamortized deferred financing costs of $3.5 million.

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

Interline New Jersey and the Company were in compliance with all covenants contained in the ABL Facility, the Term Loan Facility, and HoldCo Notes as of June 27, 2014.

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

As of June 27, 2014, we had $174.5 million of availability under our ABL Facility, net of $10.5 million in letters of credit. We believe that cash and cash equivalents on hand, cash flow from operations and available borrowing capacity under our ABL Facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the foreseeable future.

Financial Condition

Working capital increased by $17.8 million to $321.5 million as of June 27, 2014 from $303.7 million as of December 27, 2013. The increase in working capital was primarily driven by an increase in accounts receivable—trade due to the increase in net sales, an increase in inventory levels due to build-up for normal seasonal demand, and a reduction of interest accrued on the Company's outstanding debt as a result of the early redemption of the OpCo Notes during the first quarter of 2014.

Cash Flow

Operating Activities. Net cash provided by (used in) operating activities was $12.7 million and $(0.1) million for the six months ended June 27, 2014 and June 28, 2013, respectively.

Net cash provided by operating activities of $12.7 million for the six months ended June 27, 2014 primarily consisted of a net loss of $44.7 million, non-cash adjustments of $78.4 million, and net cash used by working capital items of $21.0 million. The non-cash adjustments of $78.4 million primarily consisted of an impairment of other intangible assets of $67.5 million, $25.2 million in depreciation and amortization of property and equipment and intangible assets, $22.6 million in deferred income taxes primarily related to the impairment of intangibles, and loss on early extinguishment of debt in the amount of $4.2 million, which consisted of $18.5 million in consent solicitation, tender premium, call premium and related transaction costs less a non-cash benefit of $14.3 million associated with the write-off of the unamortized fair value premium of $17.8 million less the write-off of the unamortized deferred debt financing costs of $3.5 million. These amounts were partially offset by $0.5 million in amortization of the fair value adjustment recorded to the OpCo Notes in connection with the Merger and $0.4 million of amortization of deferred lease incentive obligations. The net cash used by working capital items primarily consisted of $28.8 million from increased trade receivables, net of changes in provision for doubtful accounts, resulting from increased sales in the current year as compared to the prior year, $15.4 million from an increase in inventory levels due to build-up for normal seasonal demand as well as expected sales growth, a $2.4 million decrease in accrued interest due to the early redemption of the OpCo Notes. The net cash used by working capital items was partially offset by $16.7 million from increased trade payables balances as a result of the timing of purchases and related payments, $3.7 million from increased accrued expenses and other current liabilities as a result of result of increased accrued sales tax due to increased sales and higher payroll costs, a decrease of $3.6 million in prepaid expenses and other current assets primarily related to timing of collections of rebates from our vendors, and $1.6 million from changes in income taxes primarily due to $8.0 million in tax refunds, net of payments, offset by $6.2 million in current tax expense.

Net cash used in operating activities of $0.1 million for the six months ended June 28, 2013 primarily consisted of a net loss of $0.3 million, adjustments for non-cash items of $21.1 million and net cash used by working capital items of $20.6 million. Adjustments for non-cash items primarily consisted of $25.1 million in depreciation and amortization of property and equipment and intangible assets, $2.5 million in share-based compensation, $1.9 million in amortization of debt financing costs, and $1.2 million in provisions for doubtful accounts. These amounts were partially offset by $7.4 million in deferred income taxes, $1.5 million in amortization of the fair value adjustment recorded to the OpCo Notes in connection with the Merger transactions, $0.4 million of amortization of deferred lease incentive obligations, and $0.2 million of other items. The cash used by working capital items primarily consisted of $23.7 million from increased trade receivables, net of changes in provision for doubtful accounts, resulting from increased sales in the current year as compared to the prior year, $15.5 million from increased inventory levels due to build-up for normal seasonal demand, and $1.6 million from a decrease in accrued expenses and other current liabilities as a result of payment of costs associated with the JanPak acquisition as well as the Merger, lower payroll and incentive compensation accruals as compared to prior year-end due to timing of payments, and timing of other miscellaneous accrual and payment activity. The cash used by working capital items was partially offset by $12.7 million from increased trade payables balances as a result of the timing of purchases and related payments, $4.1 million from changes in income taxes, $1.9 million in decreased prepaid expenses and other current assets primarily as a result of timing of collections of rebates from our vendors, and $1.6 million increase in accrued interest due to normal timing of accrual and payment activity.

Investing Activities. Net cash used in investing activities totaled $9.2 million and $10.6 million for the six months ended June 27, 2014 and June 28, 2013, respectively. The respective cash outflows for each period relate to capital expenditures made in the ordinary course of business.

Financing Activities. Net cash used in financing activities totaled $2.8 million for the six months ended June 27, 2014. The cash outflows primarily related to $300.0 million used to finance the redemption of the OpCo Notes, $25.0 million in net payments on the ABL Facility, payments of tender premiums and expenses related to redemption of the OpCo Notes of $18.5 million, $8.0 million of payments for debt issuance costs, and payments made on Term Loan Facility of $0.9 million. The cash outflows were partially offset by cash inflows related to proceeds from the issuance of the Term Loan Facility totaling $349.1 million and $0.4 million net increase in purchase card payables.

Net cash provided by financing activities totaled $3.3 million for the six months ended June 28, 2013. The cash inflows were attributable to $2.5 million in net proceeds from the ABL Facility, $0.8 million of proceeds from the issuance of common stock, and $0.5 million net increase in purchase card payable, offset in part by $0.3 million of payments on capital lease obligations and $0.2 million of payments on debt financing costs.

Capital Expenditures

Capital expenditures were $9.2 million during the six months ended June 27, 2014, compared to $10.6 million for the six months ended June 28, 2013. Capital expenditures as a percentage of net sales were 1.1% for the six months ended June 27, 2014, and 1.3% for the six months ended June 28, 2013. Capital expenditures during 2014 and 2013 were driven primarily by the continued consolidation of our distribution center network, including the investments in larger, more efficient distribution centers and enhancements to our information technology systems. We expect our capital expenditures during the remainder of 2014 to be comparable with our historical capital expenditures as a percentage of sales.

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

From the date of the Second ABL Facility Amendment through the end of Interline New Jersey’s first fiscal quarter after the closing date thereof, borrowings were subject to an interest rate equal to LIBOR plus 1.50% in the case of Eurodollar revolving loans, and an applicable base rate plus 0.50% in the case of Alternate Base Rate (“ABR”) loans.

As of the end of the first fiscal quarter following the closing of the Second ABL Facility Amendment, the interest rates applicable to obligations under the ABL Facility will be determined as of the end of each fiscal quarter in accordance with applicable rates set forth in the table below, which interest rates are generally 0.25% lower than the rates in effect prior to the Second ABL Facility Amendment:

	Revolver ABR Spread	Revolver Eurodollar Spread
Category 1
Greater than $150.0 million	0.25%	1.25%
Category 2
Greater than $75.0 million but less than or equal to $150.0 million	0.50%	1.50%
Category 3
Less than or equal to $75.0 million	0.75%	1.75%

The applicable rates for Category 1 will be available starting in the second fiscal quarter of 2015. The applicable rates for Category 2 and Category 3 are subject to a 0.25% step-down from the spread described above if the fixed charge coverage ratio for the period of four consecutive fiscal quarters ending on the last day of the fiscal quarter most recently ended is greater than 1.75:1.00. This step-down is currently available for Category 3 borrowings and will be available for Category 2 borrowings during the second fiscal quarter of 2015. As of June 27, 2014, the interest rate in effect with respect to the ABL Facility was 1.69% for the Eurodollar revolving loans and 3.75% for the ABR revolving loans.

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

The Term Loan Facility will bear interest, at the borrower’s option, at (i) LIBOR subject to a minimum floor of 1.0%, plus 300 basis points ("LIBO Rate") or (ii) an ABR subject to a minimum floor of 2.0%, plus 200 basis points. In addition, at the closing of the Term Loan Facility, Interline New Jersey paid (in addition to customary fees) an upfront fee equal to 0.25% of the principal amount thereof. As of June 27, 2014, the interest rate in effect with respect to the Term Loan Facility was 4.00% for LIBO Rate borrowings and 5.25% for ABR borrowings.

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

Critical Accounting Policies

In preparing the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), we are required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, we evaluate these estimates and assumptions. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable at the time we make the estimates and assumptions. Actual results may differ from these estimates and assumptions under different circumstances or conditions.

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 27, 2013 filed with the SEC. During the six months ended June 27, 2014, there were no significant changes to any of our critical accounting policies other than as set forth below.

Goodwill, Intangibles and Other Long-Lived Assets
Management assesses the recoverability and performs impairment tests of goodwill, intangible and other long-lived assets in accordance with accounting principles generally accepted in the United States. Management assesses the recoverability of goodwill and indefinite-lived intangible assets at least annually, or more frequently if events or circumstances indicate that an asset may be impaired. For certain other long-lived assets, recoverability and/or impairment tests are required only when conditions exist that indicate the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (1) significant underperformance relative to expected historical or projected future operating results; (2) a significant adverse change in the extent or manner in which an assets is being used; (3) significant negative industry or economic trends; (4) a significant increase in competition; and (5) a significant increase in interest rates on debt. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed by comparing the estimated fair value, calculated in accordance with ASC 820, Fair Value Measurements and Disclosures, to the carrying value. Management's assessment of the recoverability and impairment tests of intangible assets involve critical accounting estimates. These estimates require significant management judgment. Factors that management must estimate include, among others the economic life of the asset, estimated future cash flows, assumed royalty rates and other factors. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period and may result in future impairment charges. The Company records impairment charges in the statements of operations, and any impairment charge would result in reduced carrying amounts of the related assets on the balance sheet.

During the second quarter of fiscal year 2014, the Company recorded non-cash charges of $67.5 million related to the impairment of certain indefinite-lived trademark assets. These impairments were primarily due to a strategic marketing decision to phase out certain brand names which resulted in a change in the expected useful life of the intangible assets. The charges were determined using a discounted cash flow analysis based on the income approach, relief from royalty method, which requires assumptions related to projected revenues from annual forecasted plans, assumed royalty rates that could be payable if we did not own the trademarks, and an estimated discount rate. Prior to the impairment analysis the associated trademarks had a carrying value of $71.1 million, and after the impairment charge the associated trademarks had a remaining carrying value of $3.6 million which will be amortized over a definite life of six months. Management has evaluated whether other triggering events have occurred, noting no other events that would cause impairment of the other trademark assets or any other long-lived assets including goodwill.

Recently Issued Accounting Guidance

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"). The amendments contained within this guidance clarify the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The amendments in ASU 2013-05 are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter, with early adoption permitted. The amendments should be applied prospectively to derecognition events occurring after the effective date, and prior periods should not be adjusted. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance ("ASU 2014-09"). The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The company is currently assessing the impact that this standard will have on its consolidated financial statements.
In June 2014, the FASB issued ASU No.2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation — Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

Recently Adopted Accounting Guidance

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date ("ASU 2013-04"). The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing U.S. GAAP. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement amount its co-obligors, plus any additional amount the entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligations as well as other information about those obligations. The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be retrospectively applied to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU's scope that exist at the beginning of an entity's fiscal year of adoption. An entity may elect to use hindsight for the comparative periods, and should disclose that fact. Early adoption was permitted. Effective December 28, 2013, the Company adopted this ASU, which did not have a material impact on the Company's consolidated financial statements.

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

Interest Rate Risk

Our variable rate term debt is sensitive to changes in the general level of interest rates. As of June 27, 2014, our variable rate debt outstanding consisted of $90.0 million under the ABL Facility and $349.1 million under the Term Loan Facility. While our variable rate term debt obligations expose us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance, results of operations, or cash flows. Based on the outstanding variable rate debt as of June 27, 2014, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $0.9 million pre-tax change to our statement of operations for the ABL Facility and a $0.5 million pre-tax change for the Term Loan Facility.

The fair market value of our ABL Facility, Term Loan Facility, and HoldCo Notes is subject to interest rate risk. As of June 27, 2014, the estimated fair market value of our debt was as shown below (in thousands):

	Fair Market Value	Percent of Par
ABL Facility	$90,420	100.47%
Term Loan Facility	$347,525	99.54%
HoldCo Notes	$390,550	107.00%

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of June 27, 2014.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 27, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2014, our disclosure controls and procedures were effective to ensure that: (1) material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 27, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

In May 2011, the Company was named as a defendant in the case of Craftwood Lumber Company v. Interline Brands, Inc. ("Craftwood Matter"), filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, and subsequently removed to the United States District Court for the Northern District of Illinois. The complaint alleges that the Company sent unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“Junk Fax Act”). At the time of filing the initial complaint in state court, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from the Company during the four-year statute of limitations period. In its amended complaint filed in the United States District Court, the plaintiff seeks preliminary and permanent injunctive relief enjoining the Company from violating the Junk Fax Act, as well as statutory damages for each fax transmission found to be in violation of the Junk Fax Act. The Company continues to vigorously contest class action certification and liability; however, in light of the Company's assessment of potential legal risks associated with the Craftwood Matter, the Company recorded a pre-tax charge in the amount of $20.5 million in the third quarter of 2013. The pre-tax charge was included in selling, general and administrative expenses in the statements of operations for the fiscal year ended December 27, 2013. As of June 27, 2014 and December 27, 2013, the litigation related accrual of $20.5 million was included in accrued expenses and other current liabilities in the consolidated balance sheets. Based upon the uncertain outcome of the Craftwood Matter, a range of reasonable outcomes cannot be estimated as of the date of these financial statements. Accordingly, actual results may differ.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The following table summarizes the information with respect to sales made by the Company of shares of its common stock during the three months ended June 27, 2014:

Date of Sale	Title of Securities Sold	Number of Shares Sold	Aggregate Sale Price
June 20, 2014	Common stock	80	$25,000

Purchases of Equity Securities by the Issuer

The following table provides information related to the purchase of common shares during the three months ended June 27, 2014:

Date of Sale	Title of Securities Sold	Number of Shares Sold(1)	Aggregate Sale Price
May 31, 2014	Common stock	62	$19,375
____________________

(1)	Shares purchased represent shares tendered in satisfaction of the exercise price and tax withholding obligations related to the non-cash exercise of stock options during the period.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Exhibit Number		Document
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

10.8
Employment Agreement, dated as of May 19, 2014, by and between Interline Brands, Inc. and Federico Pensotti (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on May 16, 2014).

STATEMENTS RE COMPUTATION OF RATIOS
12.1	†	Computation of earnings to fixed charges and earnings to combined fixed charges and preferred dividends of Interline Brands, Inc..

CERTIFICATIONS
31.1	†	Certification of the Chief Executive Officer of Interline Brands, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer of Interline Brands, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Document

INTERACTIVE DATA FILES
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

† Furnished herewith.
* Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1	Consolidated Balance Sheets (Unaudited) as of June 27, 2014 and December 27, 2013;

2	Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three months ended June 27, 2014 and June 28, 2013, respectively;

3	Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the six months ended June 27, 2014 and June 28, 2013, respectively;

4	Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 27, 2014 and June 28, 2013, respectively;

5	Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINE BRANDS, INC.
(Registrant)

August 4, 2014	/S/ FEDERICO PENSOTTI
Date	Federico Pensotti
Chief Financial Officer
(Duly Authorized Signatory and Principal Financial Officer)