Form 10-Q
period 2014-09-26
INTERLINE BRANDS, INC./DE
filed 2014-10-27
CIK 1292900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 26, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission File Number:	001-32380

INTERLINE BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0542659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 San Marco Boulevard Jacksonville, Florida	32207
(Address of principal executive offices)	(Zip Code)

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

As of October 24, 2014 there were 1,482,209 shares of the registrant’s common stock issued and outstanding, par value $0.01.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS - FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	September 26, 2014	December 27, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$6,127	$6,102
Accounts receivable - trade (net of allowance for doubtful accounts of $4,127 and $3,595 as of September 26, 2014 and December 27, 2013, respectively)	197,388	165,420
Inventories	287,759	276,341
Prepaid expenses and other current assets	38,950	40,936
Income taxes receivable	—	13,563
Deferred income taxes	15,171	15,179
Total current assets	545,395	517,541
Property and equipment, net	54,113	58,665
Goodwill	486,439	486,439
Other intangible assets, net	355,414	445,046
Other assets	10,303	10,042
Total assets	$1,451,664	$1,517,733
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$136,418	$123,915
Accrued expenses and other current liabilities	74,385	69,939
Accrued interest	8,231	19,755
Income taxes payable	1,951	—
Current portion of long-term debt	3,500	—
Current portion of capital leases	24	231
Total current liabilities	224,509	213,840
Long-Term Liabilities:
Deferred income taxes	112,768	145,584
Long-term debt, net of current portion	789,943	798,347
Capital leases, net of current portion	—	10
Other liabilities	2,519	3,099
Total liabilities	1,129,739	1,160,880
Commitments and contingencies (see Note 6)
Stockholders' Equity:
Common stock; $0.01 par value, 2,500,000 authorized; 1,479,463 and 1,478,151 shares issued and outstanding as of September 26, 2014 and December 27, 2013, respectively	15	15
Additional paid-in capital	395,175	392,201
Accumulated deficit	(72,257)	(34,784)
Accumulated other comprehensive loss	(879)	(579)
Treasury stock, at cost, 415 shares held as of September 26, 2014 and none as of December 27, 2013	(129)	—
Total stockholders' equity	321,925	356,853
Total liabilities and stockholders' equity	$1,451,664	$1,517,733

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013

Net sales	$442,445	$421,541	$1,260,456	$1,208,000
Cost of sales	288,046	274,563	824,697	790,993
Gross profit	154,399	146,978	435,759	417,007

Operating Expenses:
Selling, general and administrative expenses	113,480	130,052	341,695	347,288
Depreciation and amortization	14,369	12,531	39,567	37,583
Merger related expenses	—	303	102	1,275
Total operating expenses	127,849	142,886	381,364	386,146
Operating income	26,550	4,092	54,395	30,861

Impairment of other intangible assets	—	—	(67,500)	—
Loss on extinguishment of debt, net	—	—	(4,172)	—
Interest expense	(14,518)	(15,753)	(44,708)	(47,356)
Interest and other income	291	448	688	1,249
Income (loss) before income taxes	12,323	(11,213)	(61,297)	(15,246)
Income tax expense (benefit)	5,125	(4,007)	(23,824)	(7,732)
Net income (loss)	$7,198	$(7,206)	$(37,473)	$(7,514)

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Net income (loss)	$7,198	$(7,206)	$(37,473)	$(7,514)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(331)	159	(300)	(259)
Other comprehensive (loss) income	(331)	159	(300)	(259)
Comprehensive income (loss)	$6,867	$(7,047)	$(37,773)	$(7,773)

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	September 26, 2014	September 27, 2013
Cash Flows from Operating Activities:
Net loss	$(37,473)	$(7,514)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,567	37,583
Impairment of other intangible assets	67,500	—
Amortization of deferred lease incentive obligation	(622)	(633)
Amortization of deferred debt financing costs	3,129	2,836
Amortization of debt discount (premium)	(476)	(2,342)
Tender premiums and expenses on OpCo Notes	18,510	—
Write-off of unamortized OpCo Notes fair value adjustment	(17,803)	—
Write-off of deferred debt issuance costs	3,465	—
Share-based compensation	2,591	3,933
Deferred income taxes	(32,809)	(13,038)
Provision for doubtful accounts	2,186	1,816
Loss (gain) on disposal of property and equipment	42	(1)
Other	(63)	(300)
Changes in assets and liabilities:
Accounts receivable - trade	(34,210)	(30,381)
Inventories	(11,518)	(11,768)
Prepaid expenses and other current assets	1,842	(830)
Other assets	(319)	(91)
Accounts payable	13,051	10,650
Accrued expenses and other current liabilities	4,397	17,525
Accrued interest	(11,524)	(2,026)
Income taxes	15,511	5,899
Other liabilities	(13)	(226)
Net cash provided by operating activities	24,961	11,092
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(13,254)	(14,415)
Net cash used in investing activities	(13,254)	(14,415)
Cash Flows from Financing Activities:
Proceeds from ABL Facility	82,000	104,000
Payments on ABL Facility	(116,000)	(111,500)
Proceeds from issuance of Term Loan Facility, net	349,125	—
Payments on Term Loan Facility	(1,750)	—
Payment of deferred debt financing costs	(8,024)	(228)
Repayment of OpCo Notes	(300,000)	—
Payment of tender premiums and expenses on OpCo Notes	(18,510)	—
Increase in purchase card payable, net	1,419	1,845
Payments on capital lease obligations	(145)	(399)
Proceeds from issuance of common stock	365	800
Net cash used in financing activities	(11,520)	(5,482)
Effect of exchange rate changes on cash and cash equivalents	(162)	(128)
Net increase (decrease) in cash and cash equivalents	25	(8,933)
Cash and cash equivalents at beginning of period	6,102	15,801
Cash and cash equivalents at end of period	$6,127	$6,868

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(in thousands)

	Nine Months Ended
	September 26, 2014	September 27, 2013
Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$53,480	$48,714
Income taxes, net of refunds	(6,510)	(313)

Schedule of Non-Cash Investing and Financing Activities:
Capital expenditures incurred but not yet paid	433	603

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Interline Brands, Inc., a Delaware corporation, and its subsidiaries (“Interline” or the “Company”) is a leading national distributor and direct marketer of broad-line maintenance, repair and operations (“MRO”) products into the facilities maintenance end-market. The Company sells janitorial and sanitation (“JanSan”) supplies, plumbing, heating, ventilation and air conditioning (“HVAC”), hardware, electrical, appliances, security, and other MRO products. Interline’s diverse customer base of over 100,000 customers consists of institutions, such as educational, lodging, health care, and government facilities; multi-family housing, such as apartment complexes; and residential, including professional contractors, and plumbing and hardware retailers. Interline's customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

The Company currently markets and sells its products primarily through thirteen brands across three primary end markets. During the second quarter of 2014, the Company made a strategic marketing decision to simplify its brand structure within the institutional end market, which will result in fewer brands serving this customer base. The Company utilizes a variety of sales channels, including a direct field sales force, inside sales representatives, a direct marketing program, brand-specific websites, a national account sales program and various supply chain programs. The Company delivers its products through its network of distribution centers and professional contractor showrooms located throughout the United States, Canada and Puerto Rico, as well as vendor managed inventory locations at large professional contractor and institutional customer locations, and its dedicated fleet of trucks and third-party carriers. Through its broad distribution network, the Company is able to provide next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

The accompanying unaudited interim consolidated financial statements include the accounts of Interline Brands, Inc. and all of its wholly-owned subsidiaries. These statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the financial statements included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2013 filed with the SEC.

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

During the second quarter of fiscal year 2014, the Company recorded non-cash charges of $67.5 million related to the impairment of certain indefinite-lived trademark assets.  These impairments were primarily due to a strategic marketing decision to phase out certain brand names through the remainder of the fiscal year and market the related products under a new consolidated brand name which resulted in a change in the expected useful life of the intangible assets. The impairment charges were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the current carrying value. The Company has evaluated whether other trademark assets not associated with the rebranding still remain indefinite-lived, noting no other events have occurred that would cause an impairment of the other trademark assets or any other long-lived assets including goodwill. Refer to Note 3 for additional disclosures regarding the impairment charges.

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

The fair value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate the carrying amount due to the short maturities of these items. As previously discussed, the Company recorded nonrecurring charges of $67.5 million related to the impairment of certain indefinite-lived trademark assets during the second quarter of 2014. In conjunction with the Company's impairment analysis, these trademark assets were remeasured at their fair value of $3.6 million using Level 3, significant unobservable inputs. Key assumptions include projected revenue attributable to the products and/or services that utilize the trademark assets, their expected economic life, a discount rate of 13% and a royalty rate range of 0.6% to 1.5%. Refer to Note 3 for additional disclosures regarding the impairment charges.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the Company’s ABL Facility, Term Loan Facility, OpCo Notes, and HoldCo Notes is determined by quoted market prices and other inputs that are observable for these liabilities, which are Level 2 inputs. The carrying amount and fair value of the ABL Facility, Term Loan Facility, OpCo Notes, and HoldCo Notes as of September 26, 2014 and December 27, 2013 were as follows (in thousands):

	September 26, 2014		December 27, 2013
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility	$81,000	$81,485	$115,000	$115,098
Term Loan Facility(1) (2)	347,443	343,026	—	—
OpCo Notes(1)	—	—	318,347	317,625
HoldCo Notes	365,000	378,688	365,000	398,763
     ____________________

(1)
In March of 2014, Interline New Jersey entered into the Term Loan Facility and used a portion of the proceeds to finance the redemption of the OpCo Notes and discharged its remaining obligations thereunder.

(2)	As of September 26, 2014, the carrying amount of the Term Loan Facility included an unamortized original issue discount of $0.8 million.

Segment Information

The Company has one operating segment and, therefore, one reportable segment, the distribution of MRO products into the facilities maintenance end-market. The Company’s revenues and assets outside the United States are not significant. The Company’s net sales by product category were as follows (in thousands):

	Three Months Ended		Nine Months Ended
Product Category(1)	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
JanSan	$197,801	$189,148	$574,063	$554,504
Plumbing	76,026	72,403	222,976	214,971
Hardware, tools and fixtures	38,081	34,428	109,204	98,407
HVAC	36,757	36,159	97,108	97,678
Electrical and lighting	23,598	22,656	66,960	63,773
Appliances and parts	26,507	23,727	69,718	62,039
Security and safety	18,743	17,878	53,830	52,150
Other	24,932	25,142	66,597	64,478
Net sales	$442,445	$421,541	$1,260,456	$1,208,000
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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods beginning after December 15, 2016 and interim periods within those reporting periods. Earlier adoption is permitted. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

Other accounting standards that have been recently issued by the FASB are not expected to have a material impact on the Company’s consolidated financial statements.

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

2. ACCOUNTS RECEIVABLE

The Company's trade accounts receivable consist primarily of individual accounts, none of which is individually significant. Trade receivables are inherently exposed to credit risk, and thus the Company monitors the creditworthiness of its customers on an ongoing basis and provides a reserve for estimated uncollectible accounts. If the financial condition of the Company’s customers were to deteriorate, increases in its allowance for doubtful accounts may be needed.

The activity in the allowance for doubtful accounts consisted of the following:

Balance at December 27, 2013	Charged to Expense	Deductions(1)	Balance at September 26, 2014
$3,595	$2,186	$(1,654)	$4,127
____________________

(1)	Accounts receivable previously charged to expense, written-off as uncollectible, net of recoveries.

3. OTHER INTANGIBLE ASSETS

During the second quarter of fiscal year 2014, the Company recorded non-cash charges of $67.5 million related to the impairment of certain indefinite-lived trademark assets. These impairments were primarily due to a strategic marketing decision to phase out certain brand names and market the related products under a new consolidated brand name. This decision resulted in a change in the expected useful life of the associated trademark assets. The impairment charges were determined by comparing the fair value of the trademarks, derived using a discounted cash flow analysis based on the income approach, relief from royalty method, to the current carrying value. Prior to the impairment analysis the associated trademarks had a carrying value of $71.1 million, and after the impairment charge the associated trademarks had a remaining carrying value of $3.6 million which will be amortized over a definite life of six months.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the net book value information related to other intangible assets as of September 26, 2014 and December 27, 2013 (in thousands):

(in thousands)	September 26, 2014	December 27, 2013
Indefinite-lived intangibles assets:
Trademarks	114,500	$185,600

Definite-lived intangible assets:
Trademarks	1,800	—
Customer relationships	215,725	237,488
Deferred debt financing costs	23,389	21,958
Other intangible assets, net	$355,414	$445,046

4. DEBT

The Company's outstanding debt consisted of the following as of September 26, 2014 and December 27, 2013 (in thousands):

	September 26, 2014	December 27, 2013
ABL Facility	$81,000	$115,000
Term Loan Facility(1)	347,443	—
OpCo Notes(2)	—	318,347
HoldCo Notes	365,000	365,000
Total debt	$793,443	$798,347
Less: Current portion	3,500	—
Long-term debt	$789,943	$798,347
____________________

(1)	As of September 26, 2014, the Term Loan Facility included an unamortized original issue discount of $0.8 million.

(2)
As of December 27, 2013, the OpCo notes included an unamortized fair value premium of $18.3 million recorded as a result of the Merger. On March 26, 2014, Interline New Jersey discharged its remaining obligations under the OpCo Notes.

As of September 26, 2014 and December 27, 2013, respectively, Interline New Jersey had $183.8 million and $145.8 million available under the ABL Facility (as defined below). There were $81.0 million and $115.0 million borrowings under the revolving credit facilities as of September 26, 2014 and December 27, 2013, respectively, and total letters of credit issued under the revolving credit facilities of $10.2 million and $10.5 million as of the same dates.

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

Interline New Jersey and the Company were in compliance with all covenants contained in the ABL Facility, Term Loan Facility and HoldCo Notes as of September 26, 2014.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The applicable rates for Category 1 will be available starting in the second fiscal quarter of 2015. The applicable rates for Category 2 and Category 3 are subject to a 0.25% step-down from the spread described above if the fixed charge coverage ratio for the period of four consecutive fiscal quarters ending on the last day of the fiscal quarter most recently ended is greater than 1.75:1.00. This step-down is currently available for Category 3 borrowings and will be available for Category 2 borrowings during the second fiscal quarter of 2015. As of September 26, 2014, the interest rate in effect with respect to the ABL Facility was 1.69% for the Eurodollar revolving loans and 3.75% for the ABR revolving loans.

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

The Term Loan Facility will bear interest, at the borrower’s option, at (i) LIBOR subject to a minimum floor of 1.00%, plus 300 basis points ("LIBO Rate") or (ii) an ABR subject to a minimum floor of 2.0%, plus 200 basis points. In addition, at the closing of the Term Loan Facility, Interline New Jersey paid (in addition to customary fees) an upfront fee equal to 0.25% of the principal amount thereof. As of September 26, 2014, the interest rate in effect with respect to the Term Loan Facility was 4.00% for LIBO Rate borrowings and 5.25% for ABR borrowings.

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

5. RELATED PARTY TRANSACTIONS

Transactions with Principal Owners
Subsequent to the Merger, all of the Company's outstanding stock became privately held by certain affiliates of Goldman, Sachs & Co., including GS Capital Partners VI Fund, L.P. and its related entities, and P2 Capital Partners, LLC and its related entities (collectively, the "Sponsors"), and certain members of Company management. In conjunction with the previously discussed financing transactions, the Company paid approximately $2.6 million to Goldman, Sachs & Co. for underwriting services rendered in connection with the Term Loan Facility and tender fees incurred as the lead agent on the OpCo Notes redemption. See Note 4. Debt for additional information related to the financing transactions and the related redemption of the OpCo Notes.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

As of September 26, 2014 and December 27, 2013, the Company was contingently liable for outstanding letters of credit aggregating to $10.2 million and $10.5 million, respectively.

Legal Proceedings

In May 2011, the Company was named as a defendant in the case of Craftwood Lumber Company v. Interline Brands, Inc. ("Craftwood Matter"), filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, and subsequently removed to the United States District Court for the Northern District of Illinois. The complaint alleges that the Company sent unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“Junk Fax Act”). At the time of filing the initial complaint in state court, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from the Company during the four-year statute of limitations period. In its amended complaint filed in the United States District Court, the plaintiff seeks preliminary and permanent injunctive relief enjoining the Company from violating the Junk Fax Act, as well as statutory damages for each fax transmission found to be in violation of the Junk Fax Act. The Company continues to vigorously contest class action certification and liability; however, in light of the Company's assessment of potential legal risks associated with the Craftwood Matter, the Company recorded a pre-tax charge in the amount of $20.5 million in the third quarter of 2013. The pre-tax charge was included in selling, general and administrative expenses in the statements of operations for the fiscal year ended December 27, 2013. As of September 26, 2014 and December 27, 2013, the litigation-related accrual of $20.5 million was included in accrued expenses and other current liabilities in the consolidated balance sheets. Based upon the uncertain outcome of the Craftwood Matter, a range of reasonable outcomes cannot be estimated as of the date of these financial statements. Accordingly, actual results may differ.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, the impact of the Merger, as defined in "Recent Developments" below, and amounts that may be paid for resolution of legal matters. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions, including, without limitation, certain statements in “Results of Operations”, “Liquidity and Capital Resources”, and Item 3. Quantitative and Qualitative Disclosures About Market Risk. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

•	our level of indebtedness,

•	future cash flows,

•	the highly competitive nature of the maintenance, repair and operations distribution industry,

•	general market conditions,

•	the impact of the current rebranding initiative,

•	the impact of potential future impairment charges,

•	apartment vacancy rates and effective rents,

•	governmental and educational budget constraints,

•	work stoppages or other business interruptions at transportation centers or shipping ports,

•	our ability to accurately predict market trends,

•	adverse publicity,

•	the impact of the resolution of current or future legal claims,

•	labor and benefit costs,

•	the loss of significant customers,

•	adverse changes in trends in the home improvement and remodeling and home building markets,

•	health care costs,

•	product cost and price fluctuations due to inflation and currency exchange rates,

•	inability to identify, acquire and successfully integrate acquisition candidates,

•	our ability to purchase products from suppliers on favorable terms,

•	fluctuations in the cost of commodity-based products and raw materials (such as copper) and fuel prices,

•	our customers' ability to pay us,

•	inability to realize expected benefits from acquisitions,

•	consumer spending and debt levels,

•	interest rate fluctuations,

•	credit market contractions,

•	weather conditions and catastrophic weather events,

•	material facilities and systems disruptions and shutdowns,

•	the length of our supply chains,

•	dependence on key employees,

Forward-Looking Statements (continued)

•	changes to tariffs between the countries in which we operate,

•	our ability to protect trademarks,

•	changes in governmental regulations related to our product offerings, and

•	changes in consumer preferences.

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

Our diverse facilities maintenance customer base includes institutions, such as educational, lodging, health care, and government facilities; multi-family housing, such as apartment complexes; and residential, including professional contractors, and plumbing and hardware retailers. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

We currently market and sell our products primarily through thirteen distinct and targeted brands, each of which is recognized in the facilities maintenance markets they serve for providing quality products at competitive prices with reliable same-day or next-day delivery. The AmSan®, JanPak®, CleanSource®, Sexauer®, and Trayco® brands generally serve our institutional facilities customers; the Wilmar® and Maintenance USA® brands generally serve our multi-family housing facilities customers; and the Barnett®, Copperfield®, U.S. Lock®, Hardware Express®, LeranSM and AF Lighting® brands generally serve our residential facilities customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. During the second quarter of 2014, the Company made a strategic marketing decision to simplify our brand structure within the institutional end-market. This rebranding initiative is designed to consolidate our institutional brands under a single national brand name and increase brand awareness as a market leading institutional platform. We reach our markets using a variety of sales channels, including a field sales force of approximately 1,137 associates, which includes sales management and related associates, approximately 449 inside sales and customer service and support associates, a direct marketing program consisting of catalogs and promotional flyers, brand‑specific websites, a national accounts sales program, and other supply chain programs, such as vendor managed inventory.

We deliver our products through our network of 67 distribution centers, 21 professional contractor showrooms located throughout the United States, Canada, and Puerto Rico, 75 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks and third party carriers. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

Rebranding Initiative
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

The proceeds from the Term Loan Facility were used to finance the redemption of Interline New Jersey's outstanding 7.50% Notes due 2018 (the "OpCo Notes"), the repayment of a portion of amounts outstanding under the ABL Facility and the payment of related fees, costs and expenses. In connection with the redemption of the OpCo Notes, the Company recorded a loss on early extinguishment of debt in the amount of $4.2 million during the nine months ended September 26, 2014. The loss was comprised of $18.5 million in consent solicitation, tender premium, call premium and related transaction costs less a non-cash benefit of $14.3 million associated with the write-off of the unamortized fair value premium of $17.8 million less the write-off of the unamortized deferred debt financing costs of $3.5 million.

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

Results of Operations

The following table presents information derived from the consolidated statements of operations expressed as a percentage of net sales for the three and nine months ended September 26, 2014 and September 27, 2013:

	Three Months Ended			Nine Months Ended
	% of Net Sales			% of Net Sales
	September 26, 2014	September 27, 2013	% Increase (Decrease)(1)	September 26, 2014	September 27, 2013	% Increase (Decrease)(1)
Net sales	100.0%	100.0%	5.0%	100.0%	100.0%	4.3%
Cost of sales	65.1	65.1	4.9	65.4	65.5	4.3
Gross profit	34.9	34.9	5.0	34.6	34.5	4.5

Operating Expenses:
Selling, general and administrative expenses	25.6	30.9	(12.7)	27.1	28.7	(1.6)
Depreciation and amortization	3.2	3.0	14.7	3.1	3.1	5.3
Merger related expenses	—	0.1	(100.0)	—	0.1	(92.0)
Total operating expenses	28.9	33.9	(10.5)	30.3	32.0	(1.2)
Operating income	6.0	1.0	548.8	4.3	2.6	76.3

Impairment of other intangible assets	—	—	—	(5.4)	—	—
Loss on extinguishment of debt, net	—	—	—	(0.3)	—	—
Interest expense	(3.3)	(3.7)	(7.8)	(3.5)	(3.9)	(5.6)
Interest and other income	0.1	0.1	(35.0)	0.1	0.1	(44.9)
Income (loss) before income taxes	2.8	(2.7)	(209.9)	(4.9)	(1.3)	302.1
Income tax expense (benefit)	1.2	(1.0)	(227.9)	(1.9)	(0.6)	208.1
Net income (loss)	1.6%	(1.7)%	(199.9)%	(3.0)%	(0.6)%	398.7%
____________________

(1)	Percent increase (decrease) represents the actual change as a percentage of the prior year’s result.

Comparison of the operating results for the three months ended September 26, 2014 to the three months ended September 27, 2013

Net Sales and Gross Profit

	Three Months Ended
(in thousands)	September 26, 2014	September 27, 2013

Net sales	$442,445	$421,541
Cost of sales	288,046	274,563
Gross profit	$154,399	$146,978

Net sales. Net sales increased by $20.9 million, or 5.0%, for the three months ended September 26, 2014 compared to the three months ended September 27, 2013. Sales to our institutional facilities customers increased by $13.9 million, sales to our multi-family housing facilities customers increased by $6.4 million, and sales to our residential facilities customers increased by $1.3 million. There were 63 shipping days in both the three months ended September 26, 2014 and the three months ended September 27, 2013.

The year-over-year increase in net sales for the three months ended September 26, 2014 and September 27, 2013 primarily reflects continued economic improvements across our facilities maintenance end-market, combined with our continued investments in our sales force and our information technology. Sales to our institutional facilities customers, which comprised 50% of our total sales, increased 6.8% in total. Sales to our multi-family housing facilities customers, which comprised 31% of our total sales, increased 4.8%. Sales to our residential facilities customers, which comprised 19% of our total sales, increased 1.6%. We believe we are starting to more fully realize the benefits of our efforts to strengthen our business, improve our competitive position, and enhance our market capabilities. We expect these trends to continue for the remainder of 2014 as we continue our investments in our sales force and other key areas of our business.

Gross profit. Gross profit increased by $7.4 million, or 5.0%, for the three months ended September 26, 2014 compared to the three months ended September 27, 2013. As a percentage of sales, gross profit margin was consistent year-over-year at 34.9%.

Operating Expenses

	Three Months Ended
(in thousands)	September 26, 2014	September 27, 2013

Selling, general and administrative expenses	$113,480	$130,052
Depreciation and amortization	14,369	12,531
Merger related expenses	—	303
Total operating expenses	$127,849	$142,886

Selling, general and administrative expenses ("SG&A"). SG&A expenses decreased by $16.6 million, or 12.7%, for the three months ended September 26, 2014 as compared to the same period in prior year. As a percentage of net sales, SG&A expenses decreased 530 basis points to 25.6% for the three months ended September 26, 2014 compared to 30.9% for the three months ended September 27, 2013. The decrease in SG&A expenses as a percentage of net sales was primarily due to $20.5 million in nonrecurring litigation-related charges recorded during the third quarter of 2013, slightly offset by additional expenses related to the continued investments in our sales force during 2014.

Depreciation and amortization. Depreciation and amortization expense increased by $1.8 million, or 14.7%, for the three months ended September 26, 2014 compared to the three months ended September 27, 2013. As a percentage of net sales, depreciation and amortization was 3.2% for the three months ended September 26, 2014 and 3.0% for the three months ended September 27, 2013. The increase was primarily driven by additional amortization of trademarks that were determined to have a definite life during the second quarter of 2014.

Merger related expenses. Merger related expenses incurred for the three months ended September 27, 2013 of $0.3 million consisted of transaction related compensation of $0.1 million and professional fees of $0.1 million all incurred as a direct result of the Merger. There were no merger related expenses incurred during the three months ended September 26, 2014.

Operating Income

	Three Months Ended
(in thousands)	September 26, 2014	September 27, 2013

Operating income	$26,550	$4,092

Operating income. As a result of the foregoing, operating income changed by $22.5 million, or 548.8%, to $26.6 million for the three months ended September 26, 2014 from $4.1 million for the three months ended September 27, 2013.

Other Income (Expense)

	Three Months Ended
(in thousands)	September 26, 2014	September 27, 2013

Interest expense	(14,518)	(15,753)
Interest and other income	291	448
Income (loss) before income taxes	$12,323	$(11,213)

Interest expense. Interest expense decreased $1.2 million, or 7.8%, during the three months ended September 26, 2014 as compared to the three months ended September 27, 2013. The decrease in interest expense was directly attributable to interest expense savings realized as a result of the financing transactions that occurred in the first quarter of 2014.

Income Tax Benefit and Net Income (Loss)

	Three Months Ended
(in thousands)	September 26, 2014	September 27, 2013

Income tax expense (benefit)	$5,125	$(4,007)
Net income (loss)	$7,198	$(7,206)

Income tax expense (benefit). Income tax expense increased $9.1 million to $5.1 million for the three months ended September 26, 2014 from an income tax benefit of $4.0 million for the three months ended September 27, 2013. The increase in income tax expense is primarily related to book income in the three months ended September 26,2014 compared to book loss in the three months ended September 27, 2013.

The effective tax rate for the three months ended September 26, 2014 and September 27, 2013 was 41.6% and 35.7%, respectively. The change in the effective tax rate during the third quarter of 2014 compared to the comparable prior year period is due to higher permanent items in in the third quarter of 2014 compared to third quarter 2013.

Net income (loss). Net income as a percentage of net sales was 1.6% for the three months ended September 26, 2014 compared to net loss of 1.7% for the same period in the prior year primarily due to nonrecurring litigation-related charges recorded during the third quarter of fiscal year 2013.

Comparison of the operating results for the nine months ended September 26, 2014 to the nine months ended September 27, 2013

Net Sales and Gross Profit

	Nine Months Ended
(in thousands)	September 26, 2014	September 27, 2013

Net sales	$1,260,456	$1,208,000
Cost of sales	824,697	790,993
Gross profit	$435,759	$417,007

Net sales. Net sales increased by $52.5 million, or 4.3%,for the nine months ended September 26, 2014 compared the nine months ended September 27, 2013. Sales to our institutional facilities customers increased by $31.3 million, sales to our multi-family housing facilities customers increased by $19.0 million, and sales to our residential facilities customers increased by $3.4 million. There were 191 shipping days in both the nine months ended September 26, 2014 and the nine months ended September 27, 2013.

The year-over-year increase in net sales primarily reflects continued economic improvements across our facilities maintenance end-market, combined with our continued investments in our sales force and our information technology. Sales to our institutional facilities customers, which comprised 50% of our total sales, increased 5.2% in total. Sales to our multi-family housing facilities customers, which comprised 30% of our total sales, increased 5.2%. Sales to our residential facilities customers, which comprised 20% of our total sales, increased 1.4%. We believe we are starting to more fully realize the benefits of our efforts to strengthen our business, improve our competitive position, and enhance our market capabilities. We expect these trends to continue for the remainder of 2014 as we continue our investments in our sales force and other key areas of our business.

Gross profit. Gross profit increased by $18.8 million, or 4.5%, to $435.8 million for the nine months ended September 26, 2014 from $417.0 million for the nine months ended September 27, 2013. During the nine months ended September 26, 2014, gross profit margin increased 10 basis points to 34.6% from 34.5% for the same period in the prior year.

Operating Expenses

	Nine Months Ended
(in thousands)	September 26, 2014	September 27, 2013

Selling, general and administrative expenses	$341,695	$347,288
Depreciation and amortization	39,567	37,583
Merger related expenses	102	1,275
Total operating expenses	$381,364	$386,146

Selling, general and administrative expenses ("SG&A"). SG&A expenses decreased by $5.6 million, or 1.6%, for the nine months ended September 26, 2014 as compared to the nine months ended September 27, 2013. As a percentage of net sales, SG&A expenses decreased 160 basis points to 27.1% for the nine months ended September 26, 2014 compared to 28.7% for the nine months ended September 27, 2013. The decrease in SG&A expenses as a percentage of net sales was primarily due to $20.5 million in nonrecurring litigation-related charges recorded during the third quarter of 2013 and overall lower expenses across the majority of our cost structure as a percentage of net sales during the current year. These factors were slightly offset by higher payroll costs and travel and entertainment expenses related to the continued investments in our sales force during 2014.

Depreciation and amortization. Depreciation and amortization expense increased by $2.0 million, or 5.3%, during the nine months ended September 26, 2014 compared to the nine months ended September 27, 2013. The increase was primarily driven by the additional amortization of trademark assets that were determined to have a definite life during the second quarter of 2014. As a percentage of net sales, depreciation and amortization was consistent at 3.1% for the nine months ended September 26, 2014 and September 27, 2013.

Merger related expenses. Merger related expenses incurred during the nine months ended September 26, 2014 of $0.1 million were comprised of transaction related compensation incurred as a direct result of the Merger. Merger related expenses incurred for the nine months ended September 27, 2013 of $1.3 million consisted of transaction related compensation of $0.7 million, professional fees of $0.4 million, and other costs of $0.2 million, all incurred as a direct result of the Merger.

Operating Income

	Nine Months Ended
(in thousands)	September 26, 2014	September 27, 2013

Operating income	$54,395	$30,861

Operating income. As a result of the foregoing, operating income increased by $23.5 million, or 76.3%, to $54.4 million for the nine months ended September 26, 2014 from $30.9 million for the nine months ended September 27, 2013.

Other Income (Expense)

	Nine Months Ended
(in thousands)	September 26, 2014	September 27, 2013

Impairment of other intangible assets	$(67,500)	$—
Loss on extinguishment of debt, net	(4,172)	—
Interest expense	(44,708)	(47,356)
Interest and other income	688	1,249
Loss before income tax	$(61,297)	$(15,246)

Impairment of other intangible assets. During the nine months ended September 26, 2014, the Company recorded non-cash charges of $67.5 million related to the impairment of certain indefinite-lived trademark assets. These impairments were primarily due to a strategic marketing decision to phase out certain brand names which resulted in a change in the expected useful life of the intangible assets. The impairment charges were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the current carrying value. There was no impairment charge that occurred during the same period in the prior year.

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

Interest expense. Interest expense decreased $2.6 million, or 5.6%, for the nine months ended September 26, 2014 compared to the nine months ended September 27, 2013. The decrease in interest expense was directly attributable to interest expense savings realized as a result of the financing transactions that occurred in the first quarter of 2014.

Income Tax Benefit and Net Loss

	Nine Months Ended
(in thousands)	September 26, 2014	September 27, 2013

Income tax benefit	$(23,824)	$(7,732)
Net loss	$(37,473)	$(7,514)

Income tax benefit. Income tax benefit increased by $16.1 million year-over-year with a benefit of $23.8 million for the nine months ended September 26, 2014 compared to $7.7 million for the nine months ended September 27, 2013. The increase in income tax benefit is primarily related to the second quarter impairment charges.

The effective tax rate for the nine months ended September 26, 2014 and September 27, 2013 was 38.9% and 50.7%, respectively. The change in the effective tax rate during the nine months ended September 26, 2014 compared to the comparable prior year period is due to a refinement in the deferred state tax rates estimated during the nine months ended September 27, 2013.

Net loss. Net loss as a percentage of net sales was 3.0% for the nine months ended September 26, 2014 compared to 0.62% in the comparable prior year period due to the impairment of other intangible assets as well as the loss on extinguishment of debt as a result of the current year financing transactions, as more fully discussed in the "—Liquidity and Capital Resources" section below.

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

The proceeds from the Term Loan Facility were used to finance the redemption of Interline New Jersey's outstanding 7.50% Notes due 2018 (the "OpCo Notes"), the repayment of a portion of amounts outstanding under the ABL Facility and the payment of related fees, costs and expenses. In connection with the redemption of the OpCo Notes, the Company recorded a loss on early extinguishment of debt in the amount of $4.2 million during the nine months ended September 26, 2014. The loss was comprised of

$18.5 million in consent solicitation, tender premium, call premium and related transaction costs less a non-cash benefit of $14.3 million associated with the unamortized fair value premium of $17.8 million less unamortized deferred financing costs of $3.5 million.

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

Interline New Jersey and the Company were in compliance with all covenants contained in the ABL Facility, the Term Loan Facility, and HoldCo Notes as of September 26, 2014.

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

As of September 26, 2014, we had $183.8 million of availability under our ABL Facility, net of $10.2 million in letters of credit. We believe that cash and cash equivalents on hand, cash flow from operations and available borrowing capacity under our ABL Facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the foreseeable future.

Financial Condition

Working capital increased by $17.2 million to $320.9 million as of September 26, 2014 from $303.7 million as of December 27, 2013. The increase in working capital was primarily driven by an increase in accounts receivable—trade due to the increase in net sales, an increase in inventory levels due to build-up for normal seasonal demand, and a reduction of interest accrued on the Company's outstanding debt as a result of the early redemption of the OpCo Notes during the first quarter of 2014.

Cash Flow

Operating Activities. Net cash provided by operating activities was $25.0 million and $11.1 million for the nine months ended September 26, 2014 and September 27, 2013, respectively.

Net cash provided by operating activities of $25.0 million for the nine months ended September 26, 2014 primarily consisted of a net loss of $37.5 million, non-cash adjustments of $85.2 million, and net cash used by working capital items of $22.5 million. The non-cash adjustments of $85.2 million primarily consisted of an impairment of other intangible assets of $67.5 million, $39.6 million in depreciation and amortization of property and equipment and intangible assets, $32.8 million in deferred income taxes primarily related to the impairment of intangibles, and loss on early extinguishment of debt in the amount of $4.2 million, which consisted of $18.5 million in consent solicitation, tender premium, call premium and related transaction costs less a non-cash benefit of $14.3 million associated with the write-off of the unamortized fair value premium of $17.8 million less the write-off of the unamortized deferred debt financing costs of $3.5 million. These amounts were partially offset by $0.5 million in net amortization of debt discount/

premiums on the OpCo and Term Loan Facility, and $0.6 million of amortization of deferred lease incentive obligations. The net cash used by working capital items primarily consisted of $34.2 million from increased trade receivables, net of changes in provision for doubtful accounts, resulting from increased sales in the current year as compared to the prior year, $11.5 million from an increase in inventory levels due to build-up for normal seasonal demand as well as expected sales growth, a $11.5 million decrease in accrued interest due to the early redemption of the OpCo Notes. The net cash used by working capital items was partially offset by $13.1 million from increased trade payables balances as a result of the timing of purchases and related payments, $4.4 million from increased accrued expenses and other current liabilities as a result of increased accrued sales tax, freight charges and customer rebates due to increased sales, a decrease of $1.8 million in prepaid expenses and other current assets primarily related to timing of collections of rebates from our vendors, and $15.5 million from changes in income taxes due to an increase of $9.0 million in taxes payable and $6.5 million in tax refunds, net of payments.

Net cash provided by operating activities of $11.1 million for the nine months ended September 27, 2013 primarily consisted of a net loss of $7.5 million, adjustments for non-cash items of $29.9 million and net cash used by working capital items of $10.9 million. Adjustments for non-cash items primarily consisted of $37.6 million in depreciation and amortization of property and equipment and intangible assets, $3.9 million in share-based compensation, $2.8 million in amortization of debt financing costs, and $1.8 million in provisions for doubtful accounts. These amounts were partially offset by $13.0 million in deferred income taxes, $2.3 million in amortization of the fair value adjustment recorded to the OpCo Notes in connection with the Merger transactions, $0.6 million of amortization of deferred lease incentive obligations, and $0.3 million of other items. The cash used by working capital items primarily consisted of $30.4 million from increased trade receivables, net of changes in provision for doubtful accounts, resulting from increased sales compared to the prior year, $11.8 million from increased inventory levels due to increased demand, a $2.0 million decrease in accrued interest due to normal timing of accrual and payment activity, and $0.8 million in increased prepaid expenses and other current assets primarily as a result of timing of collections of rebates from our vendors. The cash used by working capital items was partially offset by $17.5 million from an increase in accrued expenses and other current liabilities as a result of the accrual of litigation-related costs, offset in part by lower payroll and incentive compensation accruals as compared to the prior year-end due to timing of payments, timing of promotional spending, and timing of other miscellaneous accrual and payment activity, $10.7 million from increased trade payables balances as a result of the timing of purchases and related payments, and $5.9 million from changes in income taxes.

Investing Activities. Net cash used in investing activities totaled $13.3 million and $14.4 million for the nine months ended September 26, 2014 and September 27, 2013, respectively. The respective cash outflows for each period relate to capital expenditures made in the ordinary course of business.

Financing Activities. Net cash used in financing activities totaled $11.5 million for the nine months ended September 26, 2014. The cash outflows primarily related to $300.0 million used to finance the redemption of the OpCo Notes, $34.0 million in net payments on the ABL Facility, payments of tender premiums and expenses related to redemption of the OpCo Notes of $18.5 million, $8.0 million of payments for debt issuance costs, and payments made on Term Loan Facility of $1.8 million. The cash outflows were partially offset by cash inflows related to proceeds from the issuance of the Term Loan Facility totaling $349.1 million and $1.4 million net increase in purchase card payables.

Net cash used in financing activities totaled $5.5 million for the nine months ended September 27, 2013. The cash outflows were attributable to $7.5 million in net payments on the ABL Facility, $0.4 million of payments on capital lease obligations and $0.2 million of payments on debt financing costs, offset in part by $1.8 million net increase in purchase card payable and $0.8 million of proceeds from the issuance of common stock.

Capital Expenditures

Capital expenditures were $13.3 million during the nine months ended September 26, 2014, compared to $14.4 million for the nine months ended September 27, 2013. Capital expenditures as a percentage of net sales were 1.1% for the nine months ended September 26, 2014, and 1.2% for the nine months ended September 27, 2013. Capital expenditures during 2014 and 2013 were driven primarily by the continued consolidation of our distribution center network, including the investments in larger, more efficient distribution centers and enhancements to our information technology systems. We expect our capital expenditures during the remainder of 2014 to be comparable with our historical capital expenditures as a percentage of sales.

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

The applicable rates for Category 1 will be available starting in the second fiscal quarter of 2015. The applicable rates for Category 2 and Category 3 are subject to a 0.25% step-down from the spread described above if the fixed charge coverage ratio for the period of four consecutive fiscal quarters ending on the last day of the fiscal quarter most recently ended is greater than 1.75:1.00. This step-down is currently available for Category 3 borrowings and will be available for Category 2 borrowings during the second fiscal quarter of 2015. As of September 26, 2014, the interest rate in effect with respect to the ABL Facility was 1.69% for the Eurodollar revolving loans and 3.75% for the ABR revolving loans.

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

The Term Loan Facility will bear interest, at the borrower’s option, at (i) LIBOR subject to a minimum floor of 1.0%, plus 300 basis points ("LIBO Rate") or (ii) an ABR subject to a minimum floor of 2.0%, plus 200 basis points. In addition, at the closing of the Term Loan Facility, Interline New Jersey paid (in addition to customary fees) an upfront fee equal to 0.25% of the principal amount thereof. As of September 26, 2014, the interest rate in effect with respect to the Term Loan Facility was 4.00% for LIBO Rate borrowings and 5.25% for ABR borrowings.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 27, 2013 filed with the SEC. During the nine months ended September 26, 2014, there were no significant changes to any of our critical accounting policies other than as set forth below.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods beginning after December 15, 2016 and interim periods within those reporting periods. Earlier adoption is permitted. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

Other accounting standards that have been recently issued by the FASB are not expected to have a material impact on the Company’s consolidated financial statements.

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

Interest Rate Risk

Our variable rate term debt is sensitive to changes in the general level of interest rates. As of September 26, 2014, our variable rate debt outstanding consisted of $81.0 million under the ABL Facility and $348.3 million under the Term Loan Facility. While our variable rate term debt obligations expose us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance, results of operations, or cash flows. Based on the outstanding variable rate debt as of September 26, 2014, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $0.8 million pre-tax change to our statement of operations for the ABL Facility and a $0.5 million pre-tax change for the Term Loan Facility.

The fair market value of our ABL Facility, Term Loan Facility, and HoldCo Notes is subject to interest rate risk. As of September 26, 2014, the estimated fair market value of our debt was as shown below (in thousands):

	Fair Market Value	Percent of Par
ABL Facility	$81,485	100.60%
Term Loan Facility	$343,026	98.50%
HoldCo Notes	$378,688	103.75%

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of September 26, 2014.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 26, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 26, 2014, our disclosure controls and procedures were effective to ensure that: (1) material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 26, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

In May 2011, the Company was named as a defendant in the case of Craftwood Lumber Company v. Interline Brands, Inc. ("Craftwood Matter"), filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, and subsequently removed to the United States District Court for the Northern District of Illinois. The complaint alleges that the Company sent unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“Junk Fax Act”). At the time of filing the initial complaint in state court, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from the Company during the four-year statute of limitations period. In its amended complaint filed in the United States District Court, the plaintiff seeks preliminary and permanent injunctive relief enjoining the Company from violating the Junk Fax Act, as well as statutory damages for each fax transmission found to be in violation of the Junk Fax Act. The Company continues to vigorously contest class action certification and liability; however, in light of the Company's assessment of potential legal risks associated with the Craftwood Matter, the Company recorded a pre-tax charge in the amount of $20.5 million in the third quarter of 2013. The pre-tax charge was included in selling, general and administrative expenses in the statements of operations for the fiscal year ended December 27, 2013. As of September 26, 2014 and December 27, 2013, the litigation-related accrual of $20.5 million was included in accrued expenses and other current liabilities in the consolidated balance sheets. Based upon the uncertain outcome of the Craftwood Matter, a range of reasonable outcomes cannot be estimated as of the date of these financial statements. Accordingly, actual results may differ.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The following table summarizes the information with respect to sales made by the Company of shares of its common stock during the three months ended September 26, 2014:

Date of Sale	Title of Securities Sold	Number of Shares Sold	Aggregate Sale Price
July 23, 2014	Common stock	32	$10,000
July 25, 2014	Common stock	450	$140,000
July 28, 2014	Common stock	161	$50,000

Purchases of Equity Securities by the Issuer

The following table provides information related to the purchase of common shares during the three months ended September 26, 2014:

Date of Sale	Title of Securities Sold	Number of Shares Sold(1)	Aggregate Sale Price
September 19, 2014	Common stock	353	$109,792
____________________

(1)	Shares purchased represent shares tendered in satisfaction of the exercise price and tax withholding obligations related to the non-cash exercise of stock options during the period.

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

STATEMENTS RE COMPUTATION OF RATIOS
12.1	†	Computation of earnings to fixed charges and earnings to combined fixed charges and preferred dividends of Interline Brands, Inc..

CERTIFICATIONS
31.1	†	Certification of the Chief Executive Officer of Interline Brands, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer of Interline Brands, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INTERACTIVE DATA FILES
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

† Furnished herewith.
* Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1	Consolidated Balance Sheets (Unaudited) as of September 26, 2014 and December 27, 2013;

2	Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three months ended September 26, 2014 and September 27, 2013, respectively;

3	Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the nine months ended September 26, 2014 and September 27, 2013, respectively;

4	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 26, 2014 and September 27, 2013, respectively;

5	Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINE BRANDS, INC.
(Registrant)

October 27, 2014	/S/ FEDERICO PENSOTTI
Date	Federico Pensotti
Chief Financial Officer
(Duly Authorized Signatory and Principal Financial Officer)