Form 10-K
period 2014-12-26
INTERLINE BRANDS, INC./DE
filed 2015-02-25
CIK 1292900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended	December 26, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission File Number:	001-32380

INTERLINE BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0542659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 San Marco Boulevard Jacksonville, Florida	32207
(Address of principal executive offices)	(Zip Code)

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

As of February 20, 2015, there were 1,499,053 shares of the registrant’s common stock issued and outstanding, par value $0.01.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

FOR THE FISCAL YEAR ENDED DECEMBER 26, 2014

Unless otherwise indicated, references in this document to "we," "us," "our" and the "Company" refer to Interline Brands, Inc., a Delaware corporation incorporated in 2004, and its consolidated subsidiaries, and "Interline New Jersey" refers to Interline Brands, Inc., a New Jersey corporation incorporated in 1978, through which we conduct our business.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, the impact of the Merger, as defined in Part I. Item 1 below, and amounts that may be paid for resolution of legal matters. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions, including, without limitation, certain statements in “Results of Operations” and “Liquidity and Capital Resources” in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

•	our level of indebtedness;

•	future cash flows;

•	the highly competitive nature of the maintenance, repair and operations distribution industry;

•	general market conditions;

•	the impact of the current rebranding initiative;

•	the impact of potential future impairment charges;

•	apartment vacancy rates and effective rents;

•	governmental and educational budget constraints;

•	work stoppages or other business interruptions at transportation centers or shipping ports;

•	health care costs;

•	our ability to accurately predict market trends;

•	fluctuations in the cost of commodity-based products and raw materials (such as copper) and fuel prices;

•	adverse publicity;

•	labor and benefit costs;

•	the loss of significant customers;

•	adverse changes in trends in the home improvement, remodeling and home building markets;

•	product cost and price fluctuations due to inflation and currency exchange rates;

•	inability to identify, acquire and successfully integrate acquisition candidates;

•	our ability to purchase products from suppliers on favorable terms;

•	the impact of the resolution of current or future legal claims;

•	our customers' ability to pay us;

•	inability to realize expected benefits from acquisitions;

•	consumer spending and debt levels;

•	interest rate fluctuations;

•	weather conditions and catastrophic weather events;

•	material facilities and systems disruptions and shutdowns;

•	the length of our supply chains;

•	dependence on key employees;

•	credit market contractions;

•	disruptions in information technology systems;

Forward-Looking Statements (continued)

•	changes to tariffs between the countries in which we operate;

•	our ability to protect trademarks;

•	changes in governmental regulations related to our product offerings; and

•	changes in consumer preferences.

Any forward-looking statements made by us in this report, or elsewhere, speak only as of the date on which we make them. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In light of these risks and uncertainties, any forward-looking statements made in this report or elsewhere might not occur.

PART I

ITEM 1. Business

Our Company

We are a leading national distributor and direct marketer of broad-line maintenance, repair and operations ("MRO") products. We have one operating segment, the distribution of MRO products into the facilities maintenance end-market. We stock approximately 100,000 MRO products in the following categories: janitorial and sanitation ("JanSan"); plumbing; heating, ventilation and air conditioning ("HVAC"); hardware, tools and fixtures; electrical and lighting; appliances and parts; security and safety; and other miscellaneous maintenance products. Our products are primarily used for the repair, maintenance, remodeling, and refurbishment of non-industrial, commercial, multi-family and residential facilities.

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

We currently market and sell our products primarily through thirteen distinct and targeted brands, each of which is recognized in the facilities maintenance market they serve for providing quality products at competitive prices with reliable same-day or next-day delivery. The AmSan®, JanPak® , CleanSource®, Sexauer®, and Trayco® brands generally serve our institutional facilities customers;
the Wilmar® and Maintenance USA® brands generally serve our multi-family housing facilities customers; and the Barnett®, Copperfield®, U.S. Lock®, Hardware Express®, LeranSM and AF Lighting® brands generally serve our residential facilities customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. During the second quarter of 2014, management made a strategic marketing decision to simplify our brand structure for our institutional customer base during 2015. This rebranding initiative is designed to consolidate our institutional brands under a single national brand name and increase brand awareness as a market leading institutional business.

We reach our markets using a variety of sales channels, including a field sales force of approximately 1,160 associates, which includes sales management and related associates, approximately 470 inside sales and customer service and support associates, a direct marketing program consisting of catalogs and promotional flyers, brand-specific websites, a national accounts sales program, and other supply chain programs, such as vendor managed inventory. We deliver our products through our network of 67 distribution centers and 21 professional contractor showrooms located throughout the United States, Canada, and Puerto Rico, 72 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks and third party carriers. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the United States ("U.S.") population and same-day delivery service to most major metropolitan markets in the U.S.

Our information technology and logistics platforms support our major business functions, allowing us to market and sell our products with same-day or next-day delivery depending on the customer’s service requirements. While we market our products under a variety of brands, generally our brands draw from the same inventory within common distribution centers and share associated employee and transportation costs. In addition, we have centralized marketing, purchasing and catalog production operations to support our brands. We believe that our information technology and logistics platforms also benefit our customers by allowing us to offer a broad product selection at highly competitive prices while maintaining the unique customer appeal, market expertise and service capabilities of each of our targeted brands. Overall, we believe that our common operating platforms have enabled us to improve customer service, maintain lower operating costs, efficiently manage working capital and support our growth initiatives.

Merger Transaction
On September 7, 2012 (the "Merger Date"), pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of May 29, 2012, Isabelle Holding Company Inc., a Delaware corporation (“Parent”), and Isabelle Acquisition Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Immediately following the effective time of the Merger, Parent was merged with and into the Company with the Company surviving (the "Second Merger"). Under the Merger Agreement, stockholders of the Company received $25.50 in cash for each share of Company common stock. The Merger was unanimously approved by Interline's Board of Directors and a majority of Interline's stockholders holding the outstanding shares of the common stock. Please refer to Note 3. Transactions to our audited consolidated financial statements included in this annual report for further information about the Merger Agreement. Prior to the Merger Date, the Company operated as a public company with its common stock traded on the New York Stock Exchange. As a result of the Merger, Interline's common stock became privately-held.

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

In connection with the Merger, we incurred significant indebtedness and became more leveraged. In addition, the purchase price paid in connection with the Merger has been allocated to recognize the acquired assets and liabilities at fair value. The purchase accounting adjustments have been recorded to: (i) establish intangible assets for our trademarks and customer relationships, and (ii) revalue the OpCo Notes due 2018 (the "OpCo Notes") to fair value. Subsequent to the Merger, interest expense and non-cash amortization charges have significantly increased. As a result, our Successor financial statements subsequent to the Merger are not comparable to our Predecessor financial statements.

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

On October 29, 2010, Interline New Jersey acquired substantially all of the assets and a portion of the liabilities of CleanSource, Inc. (“CleanSource”) for $54.6 million in cash and an earn-out of up to $5.5 million in cash over two years. CleanSource, which is headquartered in San Jose, California, is a large regional distributor of JanSan supplies. CleanSource primarily serves health care and educational facilities, as well as building services contractors. This acquisition represented a geographical expansion of the Company's offering of JanSan products to the western United States.

Financing Transactions

Fiscal Year 2014

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

The proceeds from the Term Loan Facility were used to finance the redemption of Interline New Jersey's $300.0 million OpCo Notes, the repayment of a portion of amounts outstanding under the ABL Facility and the payment of related fees, costs and expenses. In connection with the redemption of the OpCo Notes, the Company recorded a loss on early extinguishment of debt in the amount of $4.3 million during the year ended December 26, 2014. The loss was comprised of $18.6 million in consent solicitation, tender premium, call premium and related transaction costs less a non-cash benefit of $14.3 million associated with the write-off of the unamortized fair value premium of $17.8 million less the write-off of the unamortized deferred debt issuance costs of $3.5 million.

On April 8, 2014, Interline New Jersey further amended the ABL Facility by entering into the Second Amendment to the Credit Agreement to amend certain pricing terms applicable to the ABL Facility and extend the maturity date to April 8, 2019, at which date the principal amount outstanding under the ABL Facility will be due and payable in full (the “Second ABL Facility Amendment”).

On December 10, 2014 Interline New Jersey further amended the ABL Facility to increase the aggregate commitments from $275.0 million to $325.0 million (the "Increase Agreement"). Except for this commitment increase, no other material terms were modified by the Increase Agreement.

Subsequent to December 26, 2014, the Company used a combination of cash on hand and borrowings under the recently amended ABL Facility to redeem $80.0 million of the $365.0 million outstanding aggregate principal amount of the HoldCo Notes (as defined below).

Fiscal Year 2012

In connection with the Merger in 2012, the Company entered into the following financing transactions:

•	the ABL Facility, with an aggregate principal amount of up to $275.0 million;

•	the issuance of $365.0 million aggregate principal amount of senior notes (the "HoldCo Notes"); and

•	the modification of the OpCo Notes.

Simultaneously with the closing of the Merger, the following occurred: the funding of the new ABL Facility, the release of the net proceeds of the $365.0 million HoldCo Notes from escrow, the termination of the Company's previous $225.0 million asset-based revolving credit facility, and the modification of the OpCo Notes.

See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing Transactions,” “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, and Note 10. Debt to our audited consolidated financial statements included in this annual report for further information regarding our outstanding indebtedness.

Rebranding Initiative
During the second quarter of fiscal year 2014, Company management made a strategic marketing decision to rebrand certain trademark assets under one new national brand name within our institutional customer end-market. We believe the rebranding initiative will provide positive outcomes as it relates to national scope and capabilities, brand recognition and market share. The rebranding is not expected to have a significant impact on operations or the quality of our product offerings.

As a result of the rebranding initiative, the Company recorded non-cash charges of $67.5 million related to the impairment of certain indefinite-lived trademark assets due to a change in the expected useful life of the intangible assets. The impairment charges were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the current carrying value. Prior to the impairment analysis, the associated trademarks had a carrying value of $71.1 million, and after the impairment charge, the associated trademarks had a remaining carrying value of $3.6 million which was amortized over an estimated definite life of six months.

Strategy

Our objective is to become the leading supplier of MRO products to the facilities maintenance end-market, which is comprised of our institutional, multi-family housing and residential facilities customers. In pursuing this objective, we plan to increase our net sales, earnings and return on invested capital by capitalizing on our size and scale, sales force, supply chain programs, information technology and logistics platforms to successfully execute our organic growth, operating efficiency and strategic acquisition initiatives.

• Organic Growth Initiatives. We seek to satisfy and solve key customer supply chain needs, which enables us to further penetrate the markets we serve, and to expand into new product and geographic areas by adding sales professionals, and utilizing and increasing our already successful new product and marketing strategies, including: growing web-based sales capabilities; targeting new customer acquisitions; expanding our national accounts program; increasing customer use of our supply chain management services; continuing to develop proprietary products under our exclusive brands; and selectively adding new products and new categories to our various brand offerings.

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

Industry and Market Overview

The MRO distribution industry in the U.S. and Canada is approximately $525 billion in size according to MRO market analyses by Modern Distribution Management ("MDM"), a trade company specializing in wholesale distribution, and Industrial Marketing Information, Inc. ("IMI"), a market research company specializing in quantification of the industrial business-to-business markets. The MRO distribution industry encompasses the supply of a wide range of products, including plumbing and electrical supplies, hand-tools, janitorial supplies, safety equipment and many other categories. Customers served by the MRO distribution industry include heavy industrial manufacturers that use MRO supplies for the repair and overhaul of production equipment and machinery; owners and managers of facilities such as apartment complexes, office buildings, schools, hotels and hospitals that use MRO supplies largely for maintenance, repair and refurbishment; and professional contractors.

Within the MRO distribution industry, we focus on serving customers in the facilities maintenance end-market. Our customers are primarily engaged in the repair, maintenance, remodeling, refurbishment and, to a lesser extent, construction of non-industrial and residential facilities.

Our Brands

We currently market and sell our products primarily through thirteen distinct and targeted brands, each of which is recognized in the facilities maintenance markets they serve for providing quality products at competitive prices with reliable same-day or next-day delivery. The Wilmar®, AmSan®, JanPak® , CleanSource®, Sexauer®, Maintenance USA® and Trayco® brands generally serve our multi-family housing and institutional facilities customers; the Barnett®, Copperfield®, U.S. Lock®, Hardware Express®, LeranSM and AF Lighting® brands generally serve our residential facilities customers. Our brands provide a broad product offering as well as services beyond the product such as developing customer-focused solutions based on each customer’s unique facility, providing better results and total value. We have brands that provide complementary services to our customers including inventory and supply chain management and technical assistance. We believe that our brand-based business model effectively allows us to offer a deep product offering to very targeted customers in our facilities maintenance end-market. We have core competencies in our sales channels, including national accounts sales professionals, field sales representatives, outbound and inside sales and customer service representatives, direct marketing via catalogs and flyers, professional contractor showrooms, vendor-managed inventory locations, and internet-based sales and service capabilities. This allows us to effectively compete for a broad range of customers across our industry by offering our customers the service and delivery platform they prefer and often require.

Institutional, Multi-Family and Residential Facilities Maintenance Brands

We serve our institutional and multi-family housing facilities customers primarily through our Wilmar, AmSan, JanPak, CleanSource, Sexauer, Maintenance USA and Trayco brands. These customers buy our products for the maintenance, repair and remodeling of many types of facilities, and often need to obtain products with minimal delay. In many cases, our institutional and multi-family housing facilities customers also look to us for support services such as inventory management, national accounts, procurement technology, technical advice and assistance, drop ship products and equipment servicing and training. Our residential facilities maintenance customers are comprised of professional contractor customers that are primarily served by our Barnett, Hardware Express, Copperfield, U.S. Lock, Leran, and AF Lighting brands. Residential facilities customers generally purchase our products for specific job assignments and/or to resell the product to end-customers to be used in many types of facilities.

Wilmar. Our Wilmar brand markets and sells maintenance products to our multi-family housing customers. Through its master catalog, Wilmar is able to act as a one-stop shopping resource for multi-family housing maintenance managers by offering one of the industry’s most extensive selections of standard and specialty plumbing, hardware, electrical, janitorial and related products. Wilmar provides same-day or next-day delivery in local markets on our own trucks served by our distribution centers, and ships by parcel delivery services or other carriers to other areas. The Wilmar brand sells primarily through field sales representatives, as well as through its website, direct marketing and inside sales. We also have a successful national accounts program at Wilmar where national account managers market to senior officers at real estate investment trusts and other property management companies. Through this program, we assist large multi-location customers in reducing total supply chain costs.

AmSan. Our AmSan brand markets and sells a comprehensive range of facilities maintenance products to institutional facilities, such as schools and universities, health care sites, lodging and government facilities and building services contractors. We sell our products primarily through field sales representatives supported by a full line catalog and a robust e-commerce platform, which includes national brand product offerings as well as our exclusive brand product lines such as Renown and Appeal. AmSan provides same-day or next-day delivery in local markets on our own trucks served by our distribution centers and ships by parcel delivery services or other carriers to other areas. In addition, AmSan provides customers with reliable technical support, equipment repair services, and customized training programs, all of which make AmSan an important supplier to our customers.

JanPak. Our JanPak brand markets and sells a comprehensive range of cleaning and packaging solutions to building services contractors, property management, health care, education and manufacturing customers. These solutions are sold through a team of field sales professionals with subject matter and market segment expertise to address the most critical needs facing these customers. In addition, JanPak provides a number of after sales service and support capabilities, like technical training, equipment service and repair, and certification platforms, to meet the unique and on-going needs of our customers. Customers are served through a dedicated customer support team, a robust e-commerce platform, and a fleet of delivery vehicles and local distribution centers which provide same-day or next-day delivery.

CleanSource. Our CleanSource brand markets and sells a comprehensive range of facilities maintenance products to institutional facilities, such as schools, health care sites, lodging and government facilities and building services contractors. CleanSource sells products primarily through field sales representatives supported by a catalog and a robust e-commerce platform, which include national brand product offerings as well as our exclusive brand product lines Renown and Appeal. CleanSource field sales representatives are trained and experienced in developing customer-focused solutions based on a careful analysis of each customer’s unique facility, providing better results and total value.

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

Maintenance USA. Our Maintenance USA brand markets and sells a broad portfolio of MRO products to facilities, including multi-family housing, lodging and institutional customers. Maintenance USA sells our products primarily through inside sales and direct marketing supplemented by its website, representing a low-cost supply alternative to property managers and customers requiring a reduced level of support services.

Trayco. Our Trayco brand markets and sells an extensive inventory of specialty plumbing items as well as a wide array of other facilities maintenance products. Trayco specializes in hard-to-find items and provides access to hundreds of manufacturers. Trayco sells its products through the use of a catalog and field sales personnel, supplemented by its website.

Barnett. Our Barnett brand markets and sells a broad range of MRO products to professional contractors, including plumbing, electrical, building and HVAC contractors, typically for repair, remodeling and maintenance applications. The Barnett brand also sells its products to specialty distributors, which are generally smaller and carry fewer products than Barnett. The brand sells its products through a catalog, supplemented by its website, direct marketing, inside sales and field sales representatives in select markets throughout the United States. Customers can also receive technical support and assistance in selecting products by calling our customer service centers. In addition to next-day delivery, Barnett also offers customers the convenience of a network of local professional contractor showrooms, or Pro Centers, as well as a suite of inventory related solutions such as on-site vendor-managed inventory, pre-positioned inventory and consigned inventory capabilities.

Hardware Express. Our Hardware Express brand markets and sells our full range of products to resellers of all types, primarily retail hardware stores, small distributors and online retailers. Hardware Express sells primarily through a catalog, supplemented by its website, direct marketing, inside sales and national accounts.

Copperfield. Our Copperfield brand markets and sells specialty ventilation and chimney maintenance products to chimney professionals and hearth retailers, through its website, direct marketing, outbound and inside sales and field sales representatives. Copperfield offers brand name and exclusive brand repair and replacement items including chimney replacement and relining products, specialty ventilation components, hearth products, gas and electrical appliances and an assortment of gas and solid fuel burning appliances.

U.S. Lock. Our U.S. Lock brand markets and sells a broad range of security hardware products, from individual lock-sets to computerized master-key systems. U.S. Lock sells a number of brand name products from leading security hardware manufacturers, as well as a number of exclusive brand security hardware products. U.S. Lock sells primarily to locksmiths nationwide through a catalog and a team of highly technical inside sales account managers supplemented by its website.

Leran. Our Leran brand markets and sells an extensive line of propane, plumbing, HVAC, electrical and hardware products including copper tubing and brass fittings as well as appliances and water heaters to professional contractors. Leran sells its products through the use of a catalog supplemented by inside sales personnel and its website.

AF Lighting. Our AF Lighting brand markets and sells residential lighting and electrical products to electrical contractors, electrical distributors, lighting showrooms and mass merchants through direct marketing, outbound and inside sales and a network of manufacturer’s representatives, supplemented by its website.

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

Product Categories

The approximate percentages of our net sales for the fiscal year ended December 26, 2014 by principal product category were as follows:

Product Category	Percent of Net Sales
JanSan	45%
Plumbing	18%
Hardware, tools and fixtures	9%
HVAC	8%
Electrical and lighting	5%
Appliances and parts	6%
Security and safety	4%
Other	5%
Total	100%

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

Hardware, Tools and Fixtures. We sell a variety of hardware products, tools and fixtures, including hinges, power tools and mini blinds, and a limited selection of cabinetry, doors and windows. Our brand name products include DeWalt, Channellock, Milwaukee Tool and Sunco. Our exclusive brands of hardware products include Yukon, Legend, Anvil Mark and Designer's Touch.

Heating, Ventilation and Air Conditioning. We offer a variety of HVAC products, including condensing units, thermostats, fans and motors under both name brand and exclusive brand names. We offer brand name products from leading HVAC manufacturers including Goodman, Trane and Honeywell, as well as exclusive brand products such as Garrison. We also offer specialty ventilation and chimney maintenance products through our Copperfield brand.

Electrical and Lighting. Our comprehensive selection of electrical and lighting products ranges from electrical wire and breakers to light fixtures and light bulbs. We offer brand name products from leading electrical supply manufacturers, including Eaton, Sylvania and Leviton, as well as a number of exclusive brand electrical products, such as Monument and Bala.

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

Sales and Marketing

We market our products through a variety of sales channels. The majority of sales to our facilities maintenance customers are made through field sales and inside sales representatives, which are supported by a direct marketing program consisting of catalogs, promotional and instructional mailings. We also serve our customers with brand-specific websites, a national accounts sales program, and other supply chain programs, such as vendor managed inventory.

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

We maintain one of the largest direct sales forces in our industry, with approximately 1,160 sales force associates covering markets throughout the United States, Canada and Central America. We have found that we obtain a greater percentage of our customers’ overall spending on MRO products in markets serviced by local sales representatives, particularly in regions where these representatives are supported by a nearby distribution center that enables same-day or next-day delivery of our products.

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

Inside Sales

Our inside sales operation has been designed to make ordering our products as convenient and efficient as possible. We divide our inside sales staff into outbound and inbound groups. Our outbound sales representatives are responsible for maintaining relationships with existing customers and prospecting for new customers. These representatives are assigned individual accounts in specified territories and have frequent contact with existing and prospective customers in order to make inside sales presentations, notify customers of current promotions and encourage additional purchases. Our inbound sales representatives are trained to process orders quickly from existing customers, provide technical support and expedite and process new customer applications, as well as handle all other customer service requests. We offer our customers nationwide toll-free telephone numbers and brand-specific inside sales representatives who are familiar with a particular brand’s markets, products and customers. Our call centers are staffed by approximately 470 inside sales, customer service and technical support personnel, who utilize our proprietary, on-line order processing system. This sophisticated software provides the inside sales staff with detailed customer profiles and information about products, pricing, promotions and competition.

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

In targeting potential direct marketing customers, we sometimes make our initial contact through promotional flyers, rather than by sending a complete catalog. We obtain mailing lists of prospective customers from outside marketing information services and other sources. We are able to gauge the effectiveness of our promotional flyer mailings through the use of proprietary database analysis methods, as well as through our inside sales operations. Once customers begin to place orders with us, we typically send an initial catalog and include the customer on our periodic mailing list for updated catalogs and promotional materials. We believe that this approach is a cost-effective way for us to contact large numbers of potential customers and to determine which customers should be targeted for continuous marketing.

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

Operations and Logistics

Distribution Network

We have a network strategically located to serve the largest metropolitan areas throughout the United States and Canada comprised of 67 distribution centers and 21 professional contractor showrooms. We also maintain a dedicated fleet of trucks to assist in the local delivery of products. The geographic scope of our distribution network and the efficiency of our information technology enable us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

We buy our products from approximately 2,600 suppliers located in the United States and throughout the world. A majority of our purchases are primarily from domestic supplier partners with the remainder from foreign-based suppliers located primarily throughout Asia and South America. No individual supplier represented more than 6.1% of our total purchases during the fiscal year ended December 26, 2014.

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

Competition

The MRO product distribution industry is highly competitive. Competition in our industry is primarily based upon product line breadth, product availability, technology, service capabilities and price. We face significant competition from national and regional distributors, such as HD Supply, Grainger, and Ferguson. These competitors market their products through the use of direct sales forces as well as direct marketing, websites and catalogs. In addition, we face competition from traditional channels of distribution such as retail outlets, small wholesalers and large warehouse stores, including Home Depot and Lowe’s. We also compete with buying groups formed by smaller distributors, internet-based procurement service companies, auction businesses and trade exchanges.

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

Employees

As of December 26, 2014, we had approximately 4,300 employees. We believe that our employee relations are satisfactory.

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

ITEM 1A. Risk Factors

In addition to other information included in this Annual Report on Form 10-K, the following risk factors should be read carefully in connection with evaluating the Company and its business and this Annual Report on Form 10-K. The realization of events pertaining to any of these risks could have a material adverse effect on our business, financial condition, or results of operations. Furthermore, additional risks not presently known to management or that management currently believes to be immaterial may also adversely affect the business.

Certain statements in “Risk Factors” are forward-looking statements. See “Forward-Looking Statements” described on page 1 of this Annual Report on Form 10-K for additional information.

Risks Relating to Our Business

General economic conditions may adversely impact our industry and customers resulting in adverse effects on the Company’s operating results.

Financial markets in the United States, Europe and Asia experienced substantial disruption from prior recessions, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. A slow and extended recovery or a downturn, worsening or broadening of adverse conditions in the worldwide and domestic economies could negatively affect purchases of our products, and create or exacerbate credit issues, cash flow issues and other financial issues for us and for our suppliers and customers. Depending upon their severity and duration, these conditions could have a material adverse impact on our business, liquidity, financial condition and results of operations.

Current and future economic conditions and other factors, including consumer confidence, interest rates, unemployment trends, government regulations, and liquidity in capital markets can impact consumer spending and demand for our products. Such economic developments may affect our business in a number of ways. Reduced demand may drive us and our competitors to offer products at promotional prices, which would have a negative impact on our profitability. Also, credit availability may adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations which could result in a decrease in, or cancellation of, orders for our products. If demand for our products slows down or decreases, we will not be able to improve our revenues and we may run the risk of failing to satisfy the financial and other restrictive covenants to which we are subject under our existing indebtedness. Reduced revenues as a result of decreased demand may also hinder our ability to improve our performance in connection with our long-term strategy.

We operate in a highly competitive industry, which may have a material adverse effect on our business, financial condition, and results of operations.

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

In addition, the MRO product distribution industry is undergoing changes driven by ongoing industry consolidation and increased customer demands. Traditional MRO product distributors are consolidating operations and acquiring or merging with other MRO product distributors to achieve greater economies of scale capabilities and increase efficiency. This consolidation trend could cause the industry to become more competitive and may adversely affect our operating margins and growth prospects. Furthermore, an inability on our part to successfully compete within our target markets could result in lost customers and a corresponding decline in sales, which may have a material adverse effect on our business, financial condition, and results of operations.

Adverse changes in industry trends and economic factors specific to the principal markets in which we serve may negatively impact our net sales growth and operating margins.

We currently market and sell our products across certain facilities maintenance end-markets, including institutional facilities, multi-family housing facilities, and residential facilities. The demand for our products and services depends to some degree on the capital spending levels of end-users within these markets. The strength of these markets depends on many factors, generally outside of the Company’s control, including general economic conditions, government spending, credit availability and stability of the housing markets, including new residential construction and home improvement activity levels. The success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics, consumer preferences, expectations and needs, and unexpected weather conditions. Adverse changes in industry trends as well as weaknesses in the industries in which our customers operate may negatively impact the rate of growth of our net sales and operating margins.

We are exposed to additional risks as a result of our foreign operations and global product sourcing.

Our foreign operations expose us to certain risks associated with global economic conditions, political instability, regulatory changes, cultural and legal differences, and currency exchange rate fluctuations. Risks inherent in international operations also include, among others, potential adverse tax consequences, greater credit risk exposure and risks associated with enhanced logistics complexity. Adverse changes to any of these factors may negatively impact our profitability and results of operations.

Because the functional currency related to most of our foreign operations is the applicable local currency, we are exposed to foreign currency exchange rate risks arising from transactions in the normal course of business. Our primary currency exposure risks are with the Canadian dollar and the Chinese Yuan. Fluctuations in the relative strength of foreign economies and volatility in their related currencies could impact our foreign sales and the ability to procure products overseas.

In addition, China’s turnover tax system consists of value-added tax ("VAT"), consumption tax and business tax. Export sales are exempted under VAT rules and an exporter who incurs input VAT on the manufacture of goods can claim a tax rebate from Chinese tax authorities. Currently, our Chinese suppliers benefit from the tax rebates that China provides them to export their products. If these tax rebates are reduced or eliminated, some of our Chinese-sourced products could become more expensive for us, thereby reducing our profitability.

Fluctuations in the availability or price of raw materials, products, and fuel resources could significantly reduce our revenues and profitability.

As a distributor of manufactured products, our profitability is related to the prices we pay to the suppliers from which we purchase our products and to the cost of transporting the products to us and our customers. The price that our suppliers charge us for our products is dependent in part upon the availability and cost of the raw materials used to produce those products. Such raw materials are often subject to price fluctuations, frequently due to factors beyond our control, including changes in supply and demand, U.S. and global economic conditions, labor costs, competition and government regulations. Increases in the cost of raw materials, such as copper, oil, stainless steel, aluminum, zinc, plastic and polyvinyl chloride ("PVC") and other commodities and raw materials have occurred in the past and adversely impacted our operating results. In addition, transportation prices are significantly dependent on fuel prices, which generally change due to factors beyond our control, such as changes in worldwide demand, disruptions in supply, changes in the political climate in the Middle East and other regions and changes in government regulations, including existing and pending legislation and regulations relating to climate change. For example, efforts to combat climate change through reduction of greenhouse gases may result in higher fuel costs through taxation or other means.

Fluctuations in raw materials and fuel prices may increase our costs and significantly reduce our revenues and profitability. We deliver a significant volume of products to our customers by truck. Our operating margin may be adversely affected if we are unable to obtain the fuel we require or offset the anticipated impact of higher fuel prices through other means. The nature and extent of such an impact is difficult to predict, quantify and measure. To the extent the costs of products increase or decrease, the prices we charge for our products may correspondingly increase or decrease, potentially affecting our revenues and profitability.

Loss of supplier agreements, delivery sources or product supplies could decrease our revenues and profitability.

Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers or other suppliers. While in many instances we have agreements, including supply chain agreements, with our suppliers, these agreements are generally terminable by either party with limited notice and for any reason. In general, our products are obtainable from various sources and in sufficient quantities; however, the loss of several supplier agreements, or a substantial decrease in the availability of products from our suppliers, could have a short-term material impact on our business.

During the year ended December 26, 2014, we sourced products from approximately 2,600 key suppliers located in various countries around the world. Our two largest suppliers accounted for approximately 6.1% and 5.7% of our total purchases, respectively. No other individual supplier represented more than 5% of our total purchases. Loss of a key supplier could disrupt our supply chain for several months or longer, and loss of key suppliers from an individual country could result in disruptions extending beyond several months. Short and long-term disruptions in our supply chain would result in higher inventory levels as we replace similar products, a higher cost of product and ultimately a decrease in our revenues and profitability. Although we are not substantially dependent on any individual supplier, a disruption in the timely availability of our product by our key suppliers could result in a decrease in our revenues and profitability.

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

A significant portion of the products that we distribute are imported from foreign countries, including China. Thus, we are dependent on long supply chains for the successful delivery of many of our products. The length and complexity of these supply chains make them vulnerable to numerous risks, many of which are beyond our control, which could cause significant interruptions or delays in delivery of our products, or markedly increase our inventory requirements. Factors such as shortages of raw materials, labor disputes, currency fluctuations, changes in tariff or import policies, natural or man-made disasters, severe weather, security procedures, terrorist attacks or other threats or armed hostilities may disrupt these supply chains. In addition to these factors, loading container cargo in certain ports can be disrupted or delayed by congestion in port terminal facilities, inadequate equipment to load, dock and offload container vessels or energy-related tie-ups. In any such case, our product shipments will be delayed. We expect more of our name brand and exclusive brand products will be imported in the future, which will further increase these risks. A significant interruption in our supply chains caused by any of the above factors could result in increased costs or delivery delays which in turn would result in a decrease in our revenues and profitability.

The nature of our business exposes us to potential product quality and liability claims as well as other legal proceedings, which could have a material adverse effect on our business, financial conditions and operating results.

We rely on manufacturers and other suppliers to provide us with the products we sell and distribute. As we do not have direct control over the quality of the products manufactured or supplied by such third-parties, we are exposed to risks related to the quality of the products we distribute. It is possible that inventory from a manufacturer or supplier could be sold to our customers and later be alleged to have quality problems or to have caused personal injury or property damage, subjecting us to potential claims from customers or third parties. We have been subject to such claims in the past, which have been resolved without material financial impact. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant time periods, regardless of the ultimate outcome, and could result in settlement payments and adjustments not covered by or in excess of insurance. In addition, we may not be able to obtain insurance on terms acceptable to us or at all. An unsuccessful product liability defense could be very costly and could result in a decline in revenues and profitability. In addition, uncertainties with respect to foreign legal systems may adversely affect us in resolving claims arising from our exclusive brand products manufactured outside of the United States. Finally, even if we are successful in defending any claim relating to the products we distribute, claims of this nature could negatively impact customer confidence in our products and our company which may adversely impact our revenues and profitability.

We also operate a large fleet of trucks and other vehicles and therefore face the risk of automobile accidents. While we currently maintain insurance coverage to address a portion of these types of liabilities, we cannot make assurances that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims.

We are involved from time to time in a number of legal proceedings, including government inquiries and investigations, as well as product liability, employment, tort, intellectual property, commercial, and other litigation. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies. Furthermore, defending against these lawsuits and proceedings may involve significant expense and diversion of management's attention and resources from other matters.

Disruptions in our distribution centers could significantly lower our revenues and profitability.

Our distribution centers are essential to the efficient operation of our national distribution network. Any serious disruption to these distribution centers due to man-made or natural disasters including, among others, fire, earthquake, severe weather, acts of terrorism or any other cause, could damage a significant portion of our inventory and could materially impair our ability to distribute products to our customers. Moreover, we could incur significantly higher costs and longer lead times associated with delivering our products to our customers during the time that it takes for us to reopen or replace these centers. As a result, any such disruptions could significantly lower our revenues and profitability.

Work stoppages and other disruptions at transportation centers or shipping ports may adversely affect our ability to obtain inventory and make deliveries to our customers.

Our ability to rapidly process customer orders is an integral component of our overall business strategy. Interruptions at our company-operated facilities or disruptions at a major transportation center or shipping port, due to events such as severe weather, labor interruptions, natural disasters, security procedures, acts of terrorism or other events, could affect our ability to maintain core products in inventory, deliver products to our customers on a timely basis or adversely affect demand for our products, which may in turn adversely affect our results of operations.

We may not be able to facilitate our growth strategy by identifying or completing transactions with attractive acquisition candidates, which could impede our revenues and profitability.

Our acquisitions have contributed significantly to our growth. An important element of our growth strategy is to continue to seek additional businesses to acquire in order to add new customers and products within our existing markets or expand our product offerings into new or existing markets in an effort to further leverage our operating infrastructure. There can be no assurance that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions. Furthermore, we believe that our industry is currently undergoing increased consolidation, thereby limiting the number of acquisition candidates, escalating competition for attractive acquisition candidates, and/or increasing the overall costs of making acquisitions. Difficulties we may face in identifying or completing acquisitions may result in the incurrence of debt and contingent liabilities, an increase in general operating expenses and significant charges related to integration costs, the occurrence of which could impede our revenue growth and profitability. In addition, we may not be able to obtain the financing necessary to complete acquisitions on terms favorable to us, or at all.

We may not be able to effectively integrate acquired businesses, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

Acquisitions involve significant risks and uncertainties including, among others:

•	the assumption of liabilities and exposure to unforeseen liabilities of acquired companies;

•	uncertainties as to the future performance of the acquired business;

•	the potential loss of key employees, customers or suppliers;

•	difficulties integrating acquired personnel and other corporate cultures into our business;

•	difficulties associated with information technology conversions;

•	difficulties in achieving targeted synergies; and

•	the diversion of management attention and resources from existing operations.

We may not be able to fully integrate the operations of JanPak and CleanSource, or any future acquired businesses with our own in an efficient and cost-effective manner or without significant disruption to our existing or acquired operations. Failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could impede our ability to remain competitive and, ultimately, impact our financial condition, results of operations and cash flows.

An impairment of the carrying value of our goodwill or other intangible assets could adversely affect our financial condition and results of operations.

As of December 26, 2014, goodwill and other intangible assets represented approximately 56.9% of our total assets. The recoverability of goodwill and indefinite-lived intangibles is tested for impairment annually or more frequently if events or circumstances indicate that the carrying value may be impaired. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others: a significant decline in our expected future cash flows; a significant adverse change in legal factors or the business climate; unanticipated competition; slower growth rates; or a significant adverse change in the extent or manner in which the asset is being used. Any adverse change in these factors could have a material impact on the recoverability of these assets, which could negatively affect our financial condition and consolidated results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Goodwill, Intangibles and Other Long-Lived Assets" for additional information related to the recoverability and impairment tests performed for these assets.

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

We may be subject to disruptions in our information technology systems including data and security breaches which could adversely impact operations.

Our operations are dependent upon information technology that encompasses all of our major business functions. We rely upon these information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis and to coordinate our sales and marketing activities across all of our brands. As part of our business, we collect, process and retain sensitive and confidential personal information about our customers, employees and suppliers. Furthermore, information technology plays a key role in our ability to achieve operating and financial efficiencies. Despite the implementation of network security measures that we have in place, our facilities and systems, and those of our third-party service providers with which we do business, may be vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of our confidential information or confidential information of our customers, employees, or suppliers, whether by us or by our third-party service providers with which we do business, could disrupt our business, expose us to risks of litigation and liability, result in a loss of assets or cause reputational damage. Any substantial disruption of our information technology for a prolonged time period could impair our ability to process orders, maintain proper levels of inventories, manage customer billings and collections, prepare and present accurate financial statements and related information, identify business opportunities and otherwise manage our business.

Information technology systems maintenance, enhancements, and compliance with regulatory requirements require substantial ongoing capital expenditures and could involve execution and operational risk to our business.

Information technology plays an increasingly important role in the distribution industry and is central in maintaining a competitive advantage. We have long recognized the importance of technology and have consistently invested in information technology to differentiate ourselves from our competitors and make us even more relevant to customers. The pace of this investment is expected to continue, and most likely increase, as we continue to improve our business through the deployment of new technology. Future technology enhancements - which may be required to achieve our long-term growth plans - are continually planned in many areas of our business. These enhancements may require substantial capital expenditures, and the implementation of any new technology carries execution and operational risk. Failure to secure and implement sufficient new technologies to deliver business process solutions may adversely impact our business and operations. Furthermore, there can be no assurance that the implementation of such initiatives will provide the intended benefits. In addition, the regulatory environment related to information security, data collection and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs.

Our ability to both maintain our existing customer base and to attract new customers is dependent in many cases upon our ability to deliver products and fulfill orders in a timely and cost-effective manner.

To ensure timely delivery of our products to our customers, we frequently rely on third parties, including carriers such as UPS and other national shippers as well as various local and regional trucking contractors and logistics consulting and management companies. Outsourcing this activity generates a number of risks, including decreased control over the delivery process and service timeliness and quality. Any sustained inability of these third parties to deliver our products to our customers could result in the loss of customers or require us to seek alternative delivery sources, which may result in significantly increased expenses and delivery delays. Furthermore, the need to identify and qualify substitute service providers or increase our internal capacity could result in unforeseen operational problems and additional costs. If demand for our products increases, we may be unable to secure sufficient additional capacity from our current suppliers, or others, on commercially reasonable terms, if at all. An inability to effectively manage our third-party service providers, fulfill customer orders and meet customer demands could result in lost sales and damage to our reputation, which could negatively affect our business and results of operations.

The loss of any of our significant customers could significantly reduce our revenues and profitability.

Our 10 largest customers generated approximately $133.1 million, or approximately 8%, of our sales in the fiscal year ended December 26, 2014, and our largest customer accounted for approximately 1% of our sales during the same period. There can be no assurance that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historic levels. The loss of one or more of our significant customers or deterioration in our relations with any of them could significantly reduce our revenues and profitability.

Our allowance for doubtful accounts may prove inadequate to cover actual losses.

A significant portion of our net sales are facilitated through the extension of credit; therefore, our business depends on the creditworthiness of our customers. We maintain allowances for doubtful accounts for estimated losses on trade receivables resulting from the inability to collect outstanding amounts due from our customers. We continuously review the adequacy of our allowance for doubtful accounts with consideration given to economic conditions and trends, the financial condition of our customers, and credit quality indicators, including the age of accounts receivable as well as historical collection and charge-off experience.

The current economic environment is dynamic and the creditworthiness of our customers can change significantly within very short periods of time. Our allowance may not keep pace with changes in the creditworthiness of our customers which is generally dependent upon economic and industry trends specific to the markets in which they operate. We cannot be certain that our allowance for doubtful accounts will be adequate over time to cover losses in our accounts receivable because of adverse changes in the economy or events adversely affecting specific customers, industries or markets.

Any significant or unforeseen changes to our credit exposure, including a material decrease in the credit quality of our customers, could adversely affect our financial condition and results of operations.

The departure of existing senior management and key personnel or a decline in our ability to attract and retain skilled employees or qualified sales professionals could hinder our growth and materially affect our financial condition and results of operations.

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, operational, sales, marketing and support personnel. We face significant competition for these types of personnel in our industry. As a result, we may be unsuccessful in attracting and retaining the personnel we require to conduct and expand our operations successfully which could adversely affect our revenues and profitability. In addition, key personnel may leave us and compete against us. Our success also depends, to a significant extent, on the continued service of our senior management team. The loss of any member of our senior management team or other qualified employees could impair our ability to execute our business plan and growth strategy, cause us to lose customers and reduce our net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our financial condition and results of operations could be adversely affected.

Our ability to compete effectively may be adversely affected if we are unable to protect our intellectual property rights, particularly trademarks and service marks.

We believe that our trademarks (including both trademarks and service marks) are important to the success of our business and our competitive position within the markets we serve. For instance, we market and sell products primarily through thirteen distinct and targeted brands/service marks: Wilmar®, Barnett®, AmSan®, JanPak®, CleanSource®, Sexauer®, Hardware Express®, Copperfield®, Maintenance USA®, U.S. Lock®, LeranSM, Trayco®, and AF Lighting®. We also sell various private label products under registered tradenames, including Premier™, Pro Plus™, and Renown™.

Accordingly, we devote resources to the establishment and protection of our trademarks and our exclusive brand products. However, the actions we have taken may prove inadequate to prevent imitation and/or infringement of our trademarks by others or to prevent others from claiming violations of their trademarks and proprietary rights by us. Our rights in our trademarks may be subject to change based on the rights of others whose actual or constructive use of such trademark (or a confusingly similar mark) commenced before the date our rights vested. Future actions by third parties may diminish the strength of our trademarks or limit our ability to use our trademarks, thereby undermining our competitive position.

The interests of our equity sponsors may differ from the interests of the Company or other company stakeholders.

As a result of the Merger, the Company’s common stock became privately-held and substantially owned by certain private equity investment funds affiliated with GS Capital Partners VI Fund, L.P. and its related entities (“GS Capital Partners”) and P2 Capital Partners, LLC and its related entities (“P2 Capital Partners”). These private equity investment funds have the power, subject to certain exceptions, to direct the Company’s affairs and policies and to elect a majority of the members of our Board of Directors. Through such representation on our Board of Directors, they are able to substantially influence the appointment of management and entry into extraordinary transactions, including mergers and sales of assets.

The interests of GS Capital Partners and P2 Capital Partners could conflict with the interests of the note holders or our creditors. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of GS Capital Partners and P2 Capital Partners as equity holders might conflict with the interests of the note holders or creditors. GS Capital Partners and P2 Capital Partners may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, despite the potential for increased risks for the note holders or creditors. In addition, GS Capital Partners and P2 Capital Partners or their respective affiliates may in the future own businesses that directly or indirectly compete with us, our suppliers, or our customers.

Our costs of doing business could increase as a result of changes in U.S. federal, state or local regulations.

Our operations are principally affected by various statutes, regulations and laws in which we operate. We are subject to various laws applicable to businesses generally, including laws affecting products, the environment, health and safety, transportation, labor and employment practices, competition, immigration and other matters Changes in U.S. federal, state or local regulations governing the sale of some of our products could increase our costs of doing business. In addition, changes to U.S. federal, state and local tax regulations could increase our costs of doing business. We cannot provide assurance that we will not incur material costs or liabilities in connection with regulatory requirements.

We cannot predict whether future developments in law and regulations concerning us will affect our business, financial condition and results of operations in a negative manner. Similarly, we cannot assess whether we will be successful in meeting future demands of regulatory agencies in a manner which will not materially adversely affected our business, financial condition or results of operations.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

As of December 26, 2014, our total indebtedness was $796.9 million comprised of $365.0 million in outstanding HoldCo Notes, a $346.6 million Term Loan Facility, and $74.0 million outstanding on the ABL Facility. Other components of our total indebtedness included outstanding letters of credit in the amount of $11.3 million and capital lease obligations of $0.01 million. As of the same date, cash and cash equivalents were $6.1 million and there was $209.7 million in availability under the ABL Facility. Our substantial indebtedness could have important consequences to our financial health including, but not limited to:

•	increased vulnerability to general adverse economic and industry conditions or a downturn in our business;

•	limited flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	a competitive disadvantage compared to our competitors that are not as highly leveraged;

•	difficulties related to satisfying our obligations with respect to the HoldCo Notes, Term Loan Facility, ABL Facility, and our other indebtedness;

•	reduced availability of cash flows to fund working capital, capital expenditures and general corporate purposes as a result of debt service requirements;

•	limited capacity to borrow additional funds, if needed; and

•
an event of default if we fail to satisfy our obligations under the HoldCo Notes, Term Loan Facility, the ABL Facility, or our other indebtedness or if we fail to comply with the financial other restrictive covenants contained in the indenture and agreements governing the ABL Facility, Term Loan Facility and other debt; such event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on assets securing our indebtedness.

If our cash flow and capital resources are insufficient to fund our debt service obligations, including timely payment of principal and interest on our outstanding indebtedness, we may be required to reduce or delay capital expenditures, sell assets, seek to obtain additional capital or refinance all or part of our existing debt. There can be no assurance that we will be able to successfully complete any of these transactions or do so on favorable terms. Any of the above listed factors could have a material adverse effect on our business, financial condition and results of operations.

The agreements and indenture governing our debt include restrictive and financial covenants that may limit our operational flexibility.

The indenture governing the HoldCo Notes and the agreements governing the ABL Facility and Term Loan Facility, each contain covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest. These include restrictive covenants that limit, among other things, our ability to:

•	incur certain liens;

•	incur any additional indebtedness;

•	consolidate, merge, or sell assets or enter into other business combination transactions;

•	make certain restricted payments, such as paying dividends, making distributions on, redeeming or repurchasing stock;

•	make certain investments, including acquisitions and capital expenditures;

•	amend the terms of certain subordinated indebtedness;

•	enter into transactions with affiliates;

•	enter into sale leaseback transactions;

•	use proceeds from sale of assets;

•	limit the payment of dividends by our subsidiaries;

•	prepay, redeem or repurchase certain indebtedness; and

•	change our business.

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources - ABL Credit Facility” “- Term Loan Facility” and “- HoldCo Notes” and Note 10. Debt for additional information related to the Company’s outstanding debt.

Despite our current indebtedness levels, we may incur substantial additional indebtedness.

We may incur substantial additional indebtedness in the future to finance acquisitions, investments, or for other purposes, subject to the restrictions contained in the documents governing our current outstanding indebtedness. For example, based on year-end inventory and trade accounts receivable balances as of December 26, 2014 we were able to incur up to a maximum of $209.7 million in additional indebtedness under the ABL Facility. Although the ABL Facility, the indenture and our other debt agreements contain some limitations on our ability to incur indebtedness, we may still incur substantial indebtedness to refinance existing indebtedness or for other purposes. If new debt is added to our current indebtedness levels, the substantial leverage risks that we now face could intensify.

Major disruptions and volatility in the capital and credit markets may impact our ability to secure sufficient financing on favorable terms.

The availability of financing is dependent on numerous factors, some of which are beyond our control, including, but not limited to, general economic conditions and the volatility of the capital and credit markets. We may not able to obtain additional financing on favorable terms, or at all, which could have a material adverse effect on our business, including the ability to make acquisitions and execute our growth strategies. Furthermore, if our operating results, cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face substantial liquidity problems, which may impede our ability to seek additional capital in a timely manner or refinance our existing debt on favorable terms. If we are unable to service our debt, we could be forced to reduce or delay planned capital expenditures, sell assets, restructure or refinance our debt or seek additional equity capital. There can be no assurance that any of these actions will be sufficient to allow us to service our debt obligations or that such actions will not result in an adverse impact on our business. In addition, the terms of the ABL Facility, Term Loan Facility and the indenture governing the HoldCo Notes and any future indebtedness may limit our ability to take certain of these actions thereby adversely impacting our results of operations and financial condition.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We operate from 177 locations throughout the United States, Canada and Puerto Rico consisting of 67 distribution centers, 21 free-standing professional contractor showrooms, 72 vendor-managed inventory locations, twelve administrative and support facilities and five cross-dock facilities.

We lease 100 properties. The majority of these leases are for varying term lengths up to twelve years. We own a call center located in Jacksonville, Florida and distribution centers in Long Island, New York, and Bluefield, West Virginia, all of which have attached administrative and support facilities. We also own distribution centers in Bristol, Tennessee, and Piedmont, South Carolina. None of the owned properties are subject to any mortgages; however, our call center in Jacksonville, Florida is subject to a development agreement with the City of Jacksonville. Our 72 vendor-managed inventory locations are customer-specific locations whereby we assist those customers with their MRO inventory management process.

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

The following table sets forth the states, territories and provinces in which we operate (not including vendor-managed inventory locations and cross-dock facilities):

Location	Distribution Centers	Professional Contractor Showrooms	Administrative and Support Locations
U.S. State
Alabama	2	—	1
Arizona	1	—	—
California	5	2	—
Colorado	3	1	—
Florida	5	6	2
Georgia	3	—	1
Illinois	3	—	—
Indiana	1	—	—
Iowa	—	1	2
Kansas	1	—	—
Kentucky	1	—	—
Louisiana	1	—	—
Massachusetts	1	1	—
Michigan	1	—	—
Minnesota	1	—	—
Missouri	—	1	—
Montana	—	2	—
Nebraska	1	—	1
Nevada	1	1	—
New Jersey	1	—	1
New York	1	—	1
North Carolina	3	—	1
Ohio	2	2	—
Oklahoma	2	—	1
Oregon	1	1	1
Pennsylvania	2	—	—
South Carolina	4	—	—
Tennessee	2	1	—
Texas	9	1	—
Utah	—	1	—
Virginia	1	—	—
Washington	4	—	—
West Virginia	2	—	—
Subtotal	65	21	12
U.S. Territory
Puerto Rico	1	—	—
Subtotal	1	—	—
Canadian Province
Ontario	1	—	—
Subtotal	1	—	—
Total	67	21	12

ITEM 3. Legal Proceedings

In May 2011, we were named as a defendant in the case of Craftwood Lumber Company v. Interline Brands, Inc. ("Craftwood Matter"), filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, and subsequently removed to the United States District Court for the Northern District of Illinois ("the Court"). The complaint alleges that we sent unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“Junk Fax Act”). At the time of filing the initial complaint in state court, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from us during the four-year statute of limitations period. In its amended complaint filed in the United States District Court, the plaintiff seeks preliminary and permanent injunctive relief enjoining the Company from violating the Junk Fax Act, as well as statutory damages for each fax transmission found to be in violation of the Junk Fax Act. On November 17, 2014, we filed a joint notice of settlement with the
Court advising them of the settlement of the Craftwood Matter. Under the terms of the settlement agreement we agreed to total settlement consideration of $40.0 million, representing an after tax payment of $24.3 million. The settlement has been preliminarily approved by the Court and is awaiting final approval.

As part of this matter, a pre-tax charge of $20.5 million was recorded in the third quarter of 2013 and an additional $19.5 million pre-tax charge was recorded in the fourth quarter of 2014 and is included in selling, general and administrative expenses in the statements of operations for the fiscal years ended December 27, 2013 and December 26, 2014, respectively. Please refer to Note 15. Commitments and Contingencies to our audited consolidated financial statements included in Item 8 of this annual report for additional information.

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

Holders

As of February 20, 2015, there were approximately 102 holders of record of our outstanding common stock.

Dividends

We have never declared dividends on our common stock. Our ability to declare and pay dividends on our common stock is subject to the requirements of Delaware law. In addition, we are a parent company with no business operations of our own. Accordingly, our sources of cash are dividends and distributions with respect to our ownership interest in Interline New Jersey that are derived from the earnings and cash flow generated by our businesses. Our ability to pay dividends to stockholders and the ability of Interline New Jersey to pay dividends to us is restricted under the ABL Facility, the HoldCo Notes, and the Term Loan Facility. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for a more detailed description of our debt instruments.

Unregistered Sales of Equity Securities

During the period from September 28, 2014 through December 26, 2014, the Company sold 20,095 shares of unregistered equity securities. The sale of the Company's common stock was not subject to any underwriting discount or commission. The common stock was privately offered and sold to employees of the Company, pursuant to Rule 506 of Regulation D, and the sales were exempt from registration under the Securities Act of 1933. The transactions did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company. For more information see “Item 8. Financial Statements and Supplementary Data - Consolidated Statements of Stockholders’ Equity” and “- Note 12. Stockholder’s Equity” and “-Note 13. Share-Based Compensation.”

Purchases of Equity Securities by the Issuer

During the period from September 28, 2014 through December 26, 2014, the Company repurchased 1,861 shares representing shares tendered in satisfaction of the exercise price and tax withholding obligations related to the non-cash exercise of stock options during the period. For more information see “Item 8. Financial Statements and Supplementary Data - Consolidated Statements of Stockholders’ Equity” and “- Note 12. Stockholder’s Equity”.

ITEM 6. Selected Financial Data

The table below presents our selected historical consolidated financial data (in thousands) for fiscal periods 2014, 2013, 2012, 2011 and 2010. The information presented below should be read in conjunction with Item 7. “Management's Discussion and Analysis of Financial Conditions and Results of Operations” and the consolidated financial statements included elsewhere in this report.

	Successor			Predecessor
	Fiscal Year Ended		For the period September 8, 2012 through December 28, 2012 (1)(3)	For the period December 31, 2011 through September 7, 2012 (2)(3)	Fiscal Year Ended
	December 26, 2014	December 27, 2013			December 30, 2011 (3)	December 31, 2010 (3)(4)
Income Statement Data:
Net sales	$1,676,221	$1,598,055	$404,593	$917,752	$1,249,484	$1,086,989
Cost of sales	1,094,578	1,045,084	256,349	584,033	787,017	672,745
Gross profit	581,643	552,971	148,244	333,719	462,467	414,244
Operating expenses(5)	529,729	508,651	168,011	292,165	378,493	339,060
Operating income (loss)	51,914	44,320	(19,767)	41,554	83,974	75,184
Impairment of other intangible assets	(67,500)	—	—	—	—	—
Loss on extinguishment of debt, net	(4,257)	—	—	(2,214)	—	(11,486)
Interest and other expense, net	(58,195)	(61,507)	(19,180)	(15,132)	(22,463)	(16,948)
(Loss) income before income taxes	(78,038)	(17,187)	(38,947)	24,208	61,511	46,750
Income tax (benefit) provision	(30,966)	(10,847)	(10,503)	11,384	23,837	18,829
Net (loss) income	$(47,072)	$(6,340)	$(28,444)	$12,824	$37,674	$27,921

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$33,940	$20,931	$3,908	$25,118	$72,417	$60,760
Investing activities	(17,437)	(18,738)	(913,965)	(15,244)	(28,966)	(71,131)
Financing activities	(16,213)	(11,612)	819,583	660	(33,715)	(2,016)
Capital expenditures	17,437	18,738	5,748	11,966	19,371	17,729

Balance Sheet Data (as of end of period):
Cash and cash equivalents	$6,064	$6,102	$15,801	N/A	$95,673	$86,981
Total assets	1,460,622	1,517,733	1,523,233	N/A	1,036,458	1,007,609
Total debt(6)	785,609	798,588	814,741	N/A	301,395	314,871
Stockholders' equity	316,517	356,853	357,470	N/A	514,445	496,232

Other Data:
Depreciation and amortization	$53,814	$50,038	$12,837	$17,707	$23,739	$20,612
Adjusted EBITDA(7)	141,802	134,144	37,610	84,132	117,158	107,094
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

(5)
Included in operating expenses were Merger related costs of $0.1 million for the fiscal year ended December 26, 2014, $1.4 million for the fiscal year ended December 27, 2013, $39.6 million for the period September 8, 2012 through December 28, 2012 (Successor Period), and $19.0 million for the period December 31, 2011 through September 7, 2012 (Predecessor Period). There were no Merger related costs in 2011, nor 2010.

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

EBITDA is defined as net (loss) income adjusted to:

•	exclude interest expense, net of interest income;

•	exclude (benefit) provision for income taxes; and

•	exclude depreciation and amortization.

Adjusted EBITDA is defined as EBITDA adjusted to:

•	exclude Merger related expenses associated with the acquisition of the Company by affiliates of GS Capital Partners and P2 Capital Partners;

•	exclude share-based compensation, which is comprised of non-cash compensation expense arising from the grant of equity incentive awards;

•	exclude impairment of other intangible assets, which is comprised of excess carrying value over fair value for certain trademark assets determined to have a definite life during 2014;

•
exclude loss on extinguishment of debt, net, which is comprised of net losses associated with specific significant financing transactions, such as writing off the deferred financing costs associated with refinancing previous credit facilities and indentures as well as tender premiums and transaction costs associated with refinancing previous indentures;

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

•	exclude litigation related costs associated with the class action lawsuit filed by Craftwood Lumber Company in 2011 and other nonrecurring litigation related costs; and

•	exclude the non-cash impact on rent expense associated with the effect of straight-line rent expense on leases.

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

The reconciliation of EBITDA and Adjusted EBITDA to the most directly comparable US GAAP financial measure, which is net (loss) income, is as follows (in thousands):

	Successor			Predecessor
	Fiscal Year Ended		For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	Fiscal Year Ended
	December 26, 2014	December 27, 2013			December 30, 2011	December 31, 2010
EBITDA
Net (loss) income	$(47,072)	$(6,340)	$(28,444)	$12,824	$37,674	$27,921
Interest expense, net	59,099	63,042	19,758	16,613	24,327	18,572
(Benefit) provision for income taxes	(30,966)	(10,847)	(10,503)	11,384	23,837	18,829
Depreciation and amortization	53,814	50,038	12,837	17,707	23,739	20,612
EBITDA	34,875	95,893	(6,352)	58,528	109,577	85,934

EBITDA Adjustments
Impairment of other intangible assets	67,500	—	—	—	—	—
Loss on extinguishment of debt, net	4,257	—	—	2,214	—	11,486
Merger related expenses	102	1,377	39,641	19,049	—	—
Share-based compensation	3,720	5,330	2,945	3,922	5,935	4,533
Distribution center consolidations and restructuring costs	7,459	8,307	484	323	1,354	4,676
Acquisition-related costs, net	1,496	372	610	96	292	465
Litigation-related costs	21,604	21,841	—	—	—	—
Impact of straight-line rent expense	789	1,024	282	—	—	—
Adjusted EBITDA	$141,802	$134,144	$37,610	$84,132	$117,158	$107,094

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with “Selected Financial Data” and our consolidated financial statements included elsewhere in this report. Some of the statements in the following discussion are forward‑looking statements. See “Forward‑Looking Statements” described on page 1 of this annual report. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including the risks described elsewhere in this report under Item 1A. Risk Factors.

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

We currently market and sell our products primarily through thirteen distinct and targeted brands, each of which is recognized in the facilities maintenance market they serve for providing quality products at competitive prices with reliable same-day or next-day delivery. The AmSan®, JanPak® , CleanSource®, Sexauer®, and Trayco® brands generally serve our institutional facilities customers;
the Wilmar® and Maintenance USA® brands generally serve our multi-family housing facilities customers; and the Barnett®, Copperfield®, U.S. Lock®, Hardware Express®, LeranSM and AF Lighting® brands generally serve our residential facilities customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to meet the individual needs of each respective customer group served. During the second quarter of 2014, management made a strategic marketing decision to simplify our brand structure for our institutional customer base during 2015. This rebranding initiative is designed to consolidate our institutional brands under a single national brand name and increase brand awareness as a market leading institutional platform.

We reach our markets using a variety of sales channels, including a field sales force of approximately 1,160 associates, which includes sales management and related associates, approximately 470 inside sales and customer service and support associates, a direct marketing program consisting of catalogs and promotional flyers, brand-specific websites, a national accounts sales program, and other supply chain programs, such as vendor managed inventory. We deliver our products through our network of 67 distribution centers and 21 professional contractor showrooms located throughout the United States, Canada, and Puerto Rico, 72 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks and third party carriers. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

Merger Transaction

On September 7, 2012, pursuant to an Agreement and Plan of Merger dated as of May 29, 2012, Isabelle Holding Company Inc., a Delaware corporation, and Isabelle Acquisition Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Parent, merged with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Immediately following the effective time of the Merger, Parent was merged with and into the Company with the Company surviving. Under the

Merger Agreement, stockholders of the Company received $25.50 in cash for each share of Company common stock. Please refer to Note 3. Transactions to our audited consolidated financial statements included in this annual report for further information about the Merger Agreement. Prior to the Merger Date, the Company operated as a public company with its common stock traded on the New York Stock Exchange. As a result of the Merger, Interline's common stock became privately-held.

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

In connection with the Merger, we incurred significant indebtedness and became more leveraged. In addition, the purchase price paid in connection with the Merger has been allocated to recognize the acquired assets and liabilities at fair value. The purchase accounting adjustments have been recorded to: (i) establish intangible assets for our trademarks and customer relationships, and (ii) revalue our OpCo Notes due 2018 (the "OpCo Notes") to fair value. Subsequent to the Merger, interest expense and non-cash amortization charges have significantly increased. As a result, our Successor financial statements subsequent to the Merger are not comparable to our Predecessor financial statements.

Acquisitions

On December 11, 2012, Interline New Jersey acquired all of the outstanding stock of JanPak for $82.5 million in cash, subject to working capital and other closing adjustments. JanPak, which is headquartered in Davidson, North Carolina, is a large regional distributor of janitorial and sanitation supplies and packaging products, primarily serving property management and building service contractors as well as manufacturing, health care and educational facilities through 16 distribution centers across the Southeast and South Central United States. This acquisition represents an expansion of the Company's offering of JanSan products in the Southeastern, Mid-Atlantic, and South Central United States.

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

The proceeds from the Term Loan Facility were used to finance the redemption of Interline New Jersey's $300.0 million OpCo Notes, the repayment of a portion of amounts outstanding under the ABL Facility and the payment of related fees, costs and expenses. In connection with the redemption of the OpCo Notes, the Company recorded a loss on early extinguishment of debt in the amount of $4.3 million during the year ended December 26, 2014. The loss was comprised of $18.6 million in consent solicitation, tender premium, call premium and related transaction costs less a non-cash benefit of $14.3 million associated with the write-off of the unamortized fair value premium of $17.8 million less the write-off of the unamortized deferred debt issuance costs of $3.5 million.

    On April 8, 2014, Interline New Jersey further amended the ABL Facility by entering into the Second Amendment to the Credit Agreement to amend certain pricing terms applicable to the ABL Facility and extend the maturity date to April 8, 2019, at which date the principal amount outstanding under the ABL Facility will be due and payable in full (the “Second ABL Facility Amendment”).

On December 10, 2014 Interline New Jersey further amended the ABL Facility to increase the aggregate commitments from $275.0 million to $325.0 million (the "Increase Agreement"). Except for this commitment increase, no other material terms were modified by the Increase Agreement.

Subsequent to December 26, 2014, the Company used a combination of cash on hand and borrowings under the recently amended ABL Facility to redeem $80.0 million of the $365.0 million outstanding aggregate principal amount of the HoldCo Notes.

Fiscal Year 2012

In connection with the Merger in 2012, the Company entered into the following financing transactions:

•	the ABL Facility, with an aggregate principal amount of up to $275.0 million;

•	the issuance of $365.0 million aggregate principal amount of senior notes (the "HoldCo Notes"); and

•	the modification of the OpCo Notes.

Simultaneously with the closing of the Merger, the following occurred: the funding of the new ABL Facility, the release of the net proceeds of the $365.0 million HoldCo Notes from escrow, the termination of the Company's previous $225.0 million asset-based revolving credit facility, and the modification of the OpCo Notes. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, and Note 10. Debt included in Part II. Item 8 of this annual report for further information regarding our outstanding indebtedness.

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

During the fiscal year ended December 26, 2014 the Company repurchased 2,276 shares representing shares tendered in satisfaction of the exercise price and tax withholding obligations related to the non-cash exercise of stock options during the period.

Results of Operations

Comparison of the operating results for the fiscal year ended December 26, 2014 to the fiscal year ended December 27, 2013

The following table presents information derived from the consolidated statements of operations for the fiscal years ended December 26, 2014 and December 27, 2013 expressed as a percentage of net sales.

	% of Net Sales
	For the fiscal year ended
	December 26, 2014	December 27, 2013	% Increase (Decrease) (1)
Net sales	100.0%	100.0%	4.9%
Cost of sales	65.3	65.4	4.7
Gross profit	34.7	34.6	5.2

Operating Expenses:
Selling, general and administrative expenses	28.4	28.6	4.1
Depreciation and amortization	3.2	3.1	7.5
Merger related expenses	—	0.1	(92.6)
Total operating expenses	31.6	31.8	4.1
Operating income	3.1	2.8	17.1

Impairment of other intangible assets	(4.0)	—	100.0
Loss on extinguishment of debt, net	(0.3)	—	100.0
Interest expense	(3.5)	(3.9)	(6.2)
Interest and other income	0.1	0.1	(37.8)
Income before income taxes	(4.7)	(1.1)	354.1
Income tax benefit	(1.8)	(0.7)	185.5
Net loss	(2.8)%	(0.4)%	642.5%
____________________

(1)	Percent increase (decrease) represents the actual change as a percentage of the prior year’s result.

The following discussion refers to the term average daily sales and average organic daily sales. Average daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time. Average organic daily sales are defined as sales for a period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period divided by the number of shipping days in that period. For a reconciliation of average organic daily sales growth to US GAAP-based financial measures, see “Reconciliation of Average Organic Daily Sales to Net Sales” table below.

Net Sales and Gross Profit

	Fiscal Year Ended
(in thousands)	December 26, 2014	December 27, 2013

Net sales	$1,676,221	$1,598,055
Cost of sales	1,094,578	1,045,084
Gross profit	$581,643	$552,971

Net Sales. Net sales increased by $78.2 million, or 4.9%, for the fiscal year ended December 26, 2014 compared to the fiscal year ended December 27, 2013. The increase in sales was primarily attributable to sales of $44.0 million from net increases in sales to our institutional facilities customers, plus $30.5 million from net increases in sales to our multi-family housing facilities customers, and $6.2 million from net increases in sales to our residential facilities customers.

During the fiscal year ended December 26, 2014, our sales increased 4.9% on an average daily sales basis, primarily reflecting the impact of continued economic improvements across our facilities maintenance end-market, combined with our continued investments in our sales forces and our information technology. Sales to our institutional facilities customers, which comprised 50% of our total sales, increased 5.6%. Sales to our multi-family housing facilities customers, which comprised 30% of our total sales, increased 6.4%. Sales to our residential facilities customers, which comprised 19.9% of our total sales, increased 1.9%. We believe we are starting to more fully realize the benefits of our efforts to strengthen our business, improve our competitive position, and enhance our market capabilities. We expect these trends to continue into 2015 as we continue our investments in our sales force and other key areas of our business.

Gross Profit. Gross profit increased by $28.7 million, or 5.2%, in the fiscal year ended December 26, 2014 compared to the fiscal year ended December 27, 2013. Our gross profit margin increased 10 basis points to 34.7% for the fiscal year ended December 26, 2014 compared to 34.6% for the fiscal year ended December 27, 2013. The increase in gross profit margin was primarily related to our investment in sales force development, including selling tools which provide for a greater level of visibility throughout the selling process, as well as a continued focus on controlling our product costs.

Operating Expenses

	Fiscal Year Ended
(in thousands)	December 26, 2014	December 27, 2013

Selling, general and administrative expenses	$475,813	$457,236
Depreciation and amortization	53,814	50,038
Merger related expenses	102	1,377
Total operating expenses	$529,729	$508,651

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased by $18.6 million, or 4.1%, in the fiscal year ended December 26, 2014 compared to fiscal year ended December 27, 2013. As a percentage of net sales, SG&A decreased 20 basis points to 28.4% for the fiscal year ended December 26, 2014 compared to 28.6% for the fiscal year ended December 27, 2013. The decrease in SG&A expenses as a percentage of sales was primarily due to reduced legal expense and settlement costs as well as reduced stock compensation expense in fiscal year 2014 compared to fiscal year 2013.

Depreciation and Amortization. Depreciation and amortization expense increased by $3.8 million, or 7.5%, in the fiscal year ended December 26, 2014 compared to the fiscal year ended December 27, 2013. The increase was primarily driven by the additional amortization of trademark assets that were determined to have a definite life during the second quarter of 2014. As a percentage of net sales, depreciation and amortization expense was 3.2% and 3.1% for the fiscal year ended December 26, 2014 and fiscal year ended December 27, 2013, respectively.

Merger related expenses. Merger related expenses incurred during the fiscal year ended December 26, 2014 of $0.1 million are comprised transaction related compensation incurred as a result of the Merger. Merger related expenses incurred in the fiscal year ended December 27, 2013 of $1.4 million are comprised of professional fees of $0.4 million, transaction related compensation of $0.8 million, and other costs of $0.2 million, all incurred as a direct result of the Merger.

Operating Income

	Fiscal Year Ended
(in thousands)	December 26, 2014	December 27, 2013

Operating income	$51,914	$44,320

Operating income. As a result of the foregoing, operating income increased by $7.6 million, or 17.1%, in the fiscal year ended December 26, 2014 as compared to the fiscal year ended December 27, 2013.

Operating income as a percentage of net sales was 3.1% in the fiscal year ended 2014 compared to 2.8% in the comparable prior year period. The increase in operating income as a percentage of sales is primarily a result of higher gross margins, lower Merger related expenses, and lower SG&A expenses as a percentage of sales.

Other Income (Expense)

	Fiscal Year Ended
(in thousands)	December 26, 2014	December 27, 2013

Impairment of other intangible assets	$(67,500)	$—
Loss on extinguishment of debt, net	(4,257)	—
Interest expense	(59,178)	(63,087)
Interest and other income	983	1,580
(Loss) income before income taxes	$(78,038)	$(17,187)

Impairment of other intangible assets. During the fiscal year ended December 26, 2014, the Company recorded non-cash charges of $67.5 million related to the impairment of certain indefinite-lived trademark assets. These impairments were primarily due to a strategic marketing decision to phase out certain brand names which resulted in a change in the expected useful life of the intangible assets. The impairment charges were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the current carrying value. There was no impairment charge that occurred during the prior fiscal year.

Loss on extinguishment of debt. In connection with the redemption of the OpCo Notes and the related financing transactions, we recorded a loss on extinguishment of debt, net of $4.3 million which consisted of $18.6 million in consent solicitation, tender premium, call premium and related transaction costs less a non-cash benefit of $14.3 million associated with the write-off of the unamortized fair value premium of $17.8 million and the write-off of the unamortized deferred debt financing costs of $3.5 million. There was no extinguishment of debt that occurred during the prior fiscal year.

Interest Expense. Interest expense decreased $3.9 million, or 6.2%, in the fiscal year ended December 26, 2014 compared to fiscal year ended December 27, 2013. The decrease in interest expense is directly attributable interest expense savings realized as a result of the financing transactions that occurred in the first quarter of 2014. Refer to the "Liquidity and Capital Resources" section below for additional discussion regarding the current year refinancing transactions.

Income Tax Benefit and Net Loss

	Fiscal Year Ended
(in thousands)	December 26, 2014	December 27, 2013

Income tax benefit	$(30,966)	$(10,847)
Net loss	$(47,072)	$(6,340)

Income tax benefit. Income taxes changed by $20.1 million, to a benefit of $31.0 million in the fiscal year ended December 26, 2014 as compared to a benefit of $10.8 million in fiscal year ended December 27, 2013. The increase in income tax benefit is related to the increase in current year book loss, primarily related to the impairment charges.

The effective tax rate for the fiscal years ended December 26, 2014, and December 27, 2013, was 39.7%, and 63.1%, respectively. The change in the effective tax rate is primarily caused by the true-up of state apportionment rates to the returns for each legal entity in 2013.

Net loss. As a result of the foregoing, net loss increased by $40.7 million in the fiscal year ended December 26, 2014 as compared to the fiscal year ended December 27, 2013. As a percentage of net sales, net loss was 2.8% for the fiscal year ended December 26, 2014 compared to 0.4% for the same period in the prior year.

Comparison of the operating results for the fiscal year ended December 27, 2013 to the combined results of fiscal year ended December 28, 2012

The following table presents information derived from the consolidated statements of operations expressed as a percentage of net sales in accordance with US GAAP. US GAAP requires that we separately present our results for the period from September 8, 2012 through December 28, 2012 ("Successor Period") and for the December 31, 2011 through September 7, 2012 ("Predecessor Period"). Management believes reviewing our operating results for the fiscal years ended December 27, 2013 and December 28, 2012 by combining the results of the Predecessor and Successor periods is more useful in identifying trends in, or reaching conclusions regarding, our overall operating performance and performs reviews at that level. Accordingly, the table below presents the non-GAAP combined results for the fiscal year December 28, 2012, which we also use to compute the percentage change as compared to the prior year, as we believe this presentation provides a more meaningful basis for comparison of our results. The combined operating results may not reflect the actual results we would have achieved had the Merger closed prior to September 7, 2012, and may not be predictive of our future results of operations.

	% of Net Sales
	Successor		Predecessor	Combined	% Increase (Decrease) 2013 vs. Combined 2012 (1)
	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the combined fiscal year ended December 28, 2012
Net sales	100.0%	100.0%	100.0%	100.0%	—%
Cost of sales	65.4	63.4	63.6	63.6	1.8
Gross profit	34.6	36.6	36.4	36.4	(1.8)

Operating Expenses:
Selling, general and administrative expenses	28.6	28.6	27.8	28.1	0.5
Depreciation and amortization	3.1	3.2	1.9	2.3	0.8
Merger related expenses	0.1	9.8	2.1	4.4	(4.3)
Total operating expenses	31.8	41.5	31.8	34.8	(3.0)
Operating (loss) income	2.8	(4.9)	4.5	1.6	1.2

Loss on extinguishment of debt, net	—	—	(0.2)	(0.2)	0.2
Interest expense	(3.9)	(4.9)	(1.8)	(2.8)	(1.1)
Interest and other income	0.1	0.1	0.2	0.2	(0.1)
(Loss) income before income taxes	(1.1)	(9.6)	2.6	(1.1)	—
Income tax (benefit) provision	(0.7)	(2.6)	1.2	0.1	(0.8)
Net (loss) income	(0.4)%	(7.0)%	1.4%	(1.2)%	0.8%
____________________

(1)	Percent increase (decrease) represents the actual change as a percentage of the prior year’s result.

Net Sales and Gross Profit

	Successor		Predecessor	Combined
(in thousands)	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 28, 2012

Net sales	$1,598,055	$404,593	$917,752	$1,322,345
Cost of sales	1,045,084	256,349	584,033	840,382
Gross profit	$552,971	$148,244	$333,719	$481,963

Net Sales. Net sales increased by $275.7 million, or 20.9%, in the fiscal year ended December 27, 2013 compared to the combined fiscal year ended December 28, 2012. The increase in sales was primarily attributable to sales of $252.5 million from net increases in sales to our institutional facilities customers, including $234.1 million from acquisitions, plus $20.7 million from net increases in sales to our multi-family housing facilities customers, and $5.3 million from net increases in sales to our residential facilities customers. On an organic basis, our sales increased 3.1%, and on an average organic daily sales basis, our sales increased 3.5%. On an uncombined basis, net sales increased by $1,193.5 million and $680.3 million for fiscal year ended December 27, 2013 as compared to the periods from September 8, 2012 through December 28, 2012 and December 31, 2011 through September 7, 2012, respectively. These increases were directly attributable to the comparison of 252 selling days in the current year Successor Period to 76 and 177 selling days in the prior year Successor and Predecessor Periods, respectively.

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

Operating Expenses

	Successor		Predecessor	Combined
(in thousands)	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 28, 2012

Selling, general and administrative expenses	$457,236	$115,533	$255,409	$370,942
Depreciation and amortization	50,038	12,837	17,707	30,544
Merger related expenses	1,377	39,641	19,049	58,690
Total operating expenses	$508,651	$168,011	$292,165	$460,176

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

Depreciation and Amortization. Depreciation and amortization expense increased by $19.5 million, or 63.8%, to $50.0 million in fiscal year ended December 27, 2013 from $30.5 million in the combined fiscal year ended December 28, 2012. As a percentage of net sales, depreciation and amortization were 3.1% and 2.3% for the fiscal year ended December 27, 2013 and combined fiscal year ended December 28, 2012, respectively. The increase in depreciation expense was due to higher capital spending associated with our information technology infrastructure and distribution center consolidation and integration efforts that occurred during the last four years, combined with the impact of depreciation expense on the acquired JanPak assets. The increase in amortization expense is primarily driven by the incremental amortization of the fair value adjustments for the definite-lived intangible asset values recorded as a result of the Merger as well as the JanPak acquisition. On an uncombined basis, depreciation and amortization increased by $37.2 million and $32.3 million for fiscal year ended December 27, 2013 as compared to the periods from September 8, 2012 through December 28, 2012 and December 31, 2011 through September 7, 2012, respectively. These increases are directly attributable to the comparison of 260 expense days in the current year Successor Period to 80 and 180 expense days in the prior year Successor and Predecessor Periods, respectively, combined with the increase in amortization on the definite-lived intangibles identified in connection with the Merger transaction, as well as the depreciation and amortization expense associated with the definite-lived tangible and intangible assets acquired with the JanPak acquisition.

Merger related expenses. Merger related expenses incurred in the fiscal year ended December 27, 2013 of $1.4 million are comprised of professional fees of $0.4 million, transaction related compensation of $0.8 million, and other costs of $0.2 million, all incurred as a direct result of the Merger. Merger related expenses incurred in the combined fiscal year ended December 28, 2012 of $58.7 million are comprised of professional fees of $22.4 million, share-based compensation of $18.3 million, fees paid to our sponsors of $10.0 million, transaction related compensation of $6.8 million, and other costs of $1.2 million, all incurred as a direct result of the Merger.

Operating Income

	Successor		Predecessor	Combined
(in thousands)	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 28, 2012

Operating income (loss)	$44,320	$(19,767)	$41,554	$21,787

Operating income. As a result of the foregoing, operating income increased by $22.5 million, or 103.4%, to $44.3 million in fiscal year ended December 27, 2013 from $21.8 million in the combined fiscal year ended December 28, 2012. Operating income as a percentage of net sales was 2.8% in the fiscal year ended 2013 compared to 1.6% in the comparable combined prior year period. Excluding expenses associated with the litigation related charge and the Merger, operating income was 4.2% of sales in the fiscal year ended 2013. The increase in operating income as a percentage of sales is primarily a result of lower Merger related expenses, lower selling, general and administrative ("SG&A") expenses as a percentage of sales, net of litigation related costs, offset in part by lower gross profit margins related to changes in customer and product mix, and to a lesser extent, some product cost pressure as compared to the prior year, and higher depreciation and amortization expense, which was predominately driven by the Merger.

Other Income (Expense)

	Successor		Predecessor	Combined
(in thousands)	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 28, 2012

Loss on extinguishment of debt, net	$—	$—	$(2,214)	$(2,214)
Interest expense	(63,087)	(19,773)	(16,631)	(36,404)
Interest and other income	1,580	593	1,499	2,092
(Loss) income before income taxes	$(17,187)	$(38,947)	$24,208	$(14,739)

Loss on extinguishment of debt. In connection with the termination of the previous asset-based revolving facility, $2.2 million of unamortized deferred debt financing costs were written off during the third quarter of 2012, in the Predecessor Period. There was no extinguishment of debt that occurred during the fiscal year ended December 27, 2013 .

Interest Expense. Interest expense increased $26.7 million, or 73.3%, to $63.1 million in fiscal year ended December 27, 2013 from $36.4 million in the combined fiscal year ended December 28, 2012. The increase in interest expense is directly attributable to the borrowings made under the ABL Facility and the issuance of the HoldCo Notes to finance the Merger transactions, and the incremental interest associated with the modification of the OpCo Notes as more fully discussed in "Liquidity and Capital Resources" below. On an uncombined basis, interest expense increased by $43.3 million and $46.5 million for fiscal year ended December 27, 2013 as compared to the periods from September 8, 2012 through December 28, 2012 and December 31, 2011 through September 7, 2012, respectively. These increases are directly attributable to the comparison of 260 expense days in the current year Successor Period to 80 and 180 expense days in the prior year Successor and Predecessor Periods, respectively, combined with the increase in interest expense as a result of the financing transactions discussed above.

Income Tax (Benefit) Provision and Net (Loss) Income

	Successor		Predecessor	Combined
(in thousands)	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012	For the fiscal year ended December 28, 2012

(Benefit) provision for income taxes	$(10,847)	$(10,503)	$11,384	$881
Net (loss) income	$(6,340)	$(28,444)	$12,824	$(15,620)

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

Reconciliation of Average Organic Daily Sales to Net Sales

Average organic daily sales are defined as sales for a period of time divided by the number of shipping days in that period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period. The computation of average organic daily sales for each fiscal year shown below is as follows (dollar amounts in thousands):

	Successor			Successor	Combined (1)
	December 26, 2014	December 27, 2013	% Variance	December 27, 2013	December 28, 2012	% Variance
Net sales	$1,676,221	$1,598,055	4.9%	$1,598,055	$1,322,345	20.9%
Less acquisitions	—	—		(234,118)	—
Organic sales	$1,676,221	$1,598,055	4.9%	$1,363,937	$1,322,345	3.1%

Daily sales:
Ship days	252	252		252	253
Average daily sales(2)	$6,652	$6,341	4.9%	$6,341	$5,227	21.3%
Average organic daily sales(3)	$6,652	$6,341	4.9%	$5,412	$5,227	3.5%
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

(3)
Average organic daily sales are defined as sales for a period of time excluding any sales from acquisitions made subsequent to the beginning of the prior year period divided by the number of shipping days in that period.

Average daily sales and average organic daily sales are presented herein because we believe it to be relevant and useful information to our investors since it is used by our management to evaluate the operating performance of our business, as adjusted to exclude the impact of acquisitions, and compare our organic operating performance with that of our competitors. However, average daily sales and average organic daily sales are not measures of financial performance under U.S. GAAP and it should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with U.S. GAAP, such as net sales. Management utilizes average daily sales and average organic daily sales as an operating performance measure in conjunction with U.S. GAAP measures such as net sales.

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

The proceeds from the Term Loan Facility were used to finance the redemption of Interline New Jersey's $300.0 million OpCo Notes, the repayment of a portion of amounts outstanding under the ABL Facility and the payment of related fees, costs and expenses. In connection with the redemption of the OpCo Notes, the Company recorded a loss on early extinguishment of debt in the amount of $4.3 million during the year ended December 26, 2014. The loss was comprised of $18.6 million in consent solicitation, tender premium, call premium and related transaction costs less a non-cash benefit of $14.3 million associated with the write-off of the unamortized fair value premium of $17.8 million less the write-off of the unamortized deferred debt issuance costs of $3.5 million.

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

On December 10, 2014 Interline New Jersey further amended the ABL Facility to increase the aggregate commitments from $275.0 million to $325.0 million. Except for this commitment increase, no other material terms were modified by the Increase Agreement.

Subsequent to December 26, 2014, the Company used a combination of cash on hand and borrowings under the recently amended ABL Facility to redeem $80.0 million of the $365.0 million outstanding aggregate principal amount of the HoldCo Notes.

The debt instruments of Interline New Jersey, primarily the ABL Facility and the Term Loan, contain significant restrictions on the payment of dividends and distributions to the Company by Interline New Jersey. See “—ABL Facility” and “—Term Loan Facility” for more information on the ABL Facility and the Term Loan Facility, respectively.

Interline New Jersey and the Company were in compliance with all covenants contained in the ABL Facility, the Term Loan Facility, and HoldCo Notes as of December 26, 2014.

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

As of December 26, 2014, we had cash and cash equivalents of $6.1 million. A portion of our cash and cash equivalents are denominated in various foreign currencies and held by our foreign subsidiaries. These balances are associated with our permanent reinvestment strategy and are subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs.

From time to time, based on market conditions and other factors, we may repay or refinance all or any of our existing indebtedness, including repurchasing or redeeming our bonds, or incur additional indebtedness. Letters of credit, which are issued under our ABL Facility, are used to support payment obligations incurred for our general corporate purposes.

As of December 26, 2014, we had $209.7 million of availability under our ABL Facility, net of $11.3 million in letters of credit. We believe that cash and cash equivalents on hand, cash flow from operations and available borrowing capacity under our ABL Facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations in the foreseeable future.

Financial Condition

Working capital decreased by $63.2 million to $240.5 million as of December 26, 2014 from $303.7 million as of December 27, 2013. The decrease in working capital was primarily attributable to an increase in the current portion of long term debt of $83.5 million related to the Term Loan Facility entered into during fiscal year 2014 and the partial redemption of the HoldCo Notes announced during fiscal year 2014, and an increase in accrued expenses of $19.5 million related to the Craftwood Matter. These increases in current liabilities were partially offset by increases in accounts receivable—trade due to increases in net sales and increases in inventory levels to keep up with increasing customer demands of next day shipping.

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

Cash Flow

Operating Activities

Net cash provided by operating activities was $33.9 million for the fiscal year ended December 26, 2014, $20.9 million for the fiscal year ended December 27, 2013, $3.9 million for the period from September 8, 2012 through December 28, 2012, and $25.1 million for the period from December 31, 2011 through September 7, 2012.

Successor. Net cash provided by operating activities of $33.9 million for the fiscal year ended December 26, 2014 primarily consisted of net loss of $47.1 million, adjustments for non-cash items of $90.2 million and net cash used by working capital items of $8.9 million. Adjustments for non-cash items primarily consisted of an impairment of other intangible assets of $67.5 million, $53.8 million in depreciation and amortization of property and equipment and intangible assets, $4.2 million of amortization of debt financing costs, $3.7 million in share-based compensation, $2.7 million in provisions for doubtful accounts, and loss on early extinguishment of debt in the amount of $4.3 million, which consisted of $18.6 million in consent solicitation, tender premium, call premium and related transaction costs less a non-cash benefit of $14.3 million associated with the write-off of the unamortized fair value premium of $17.8 million less the write-off of the unamortized deferred debt financing costs of $3.5 million. These amounts were partially offset by $44.3 million in deferred income taxes, $0.8 million of amortization of deferred lease incentive obligations, and $0.4 million in net amortization of debt discount/premiums on the OpCo Notes and Term Loan Facility. The cash used by working capital items primarily consisted of $26.6 million from increased inventory levels due to expected sales growth combined with opportunistic year-end purchases, $15.3 million from increased trade receivables, net of changes in provision for doubtful accounts, resulting from increased sales in the current year as compared to the prior year, and $1.8 million in increased prepaid expenses and other current assets primarily as a result of timing of collections of rebates from our vendors, and a $2.5 million decrease in accrued interest due to due to the early redemption of the OpCo Notes. The cash used by working capital items was partially offset by $25.6 million from an increase in accrued expenses and other current liabilities as a result of the accrual for litigation related costs, combined with higher payroll and incentive compensation accruals as compared to prior year-end due to increased headcount, and timing of promotional spending, offset in part by timing of other miscellaneous accrual and payment activity, $9.8 million from changes in income taxes, and $1.8 million from increased trade payables balances as a result of the timing of purchases and related payments.

Net cash provided by operating activities of $20.9 million for fiscal year ended December 27, 2013 primarily consisted of net loss of $6.3 million, adjustments for non-cash items of $37.4 million and cash used by working capital items of $9.8 million. Adjustments for non-cash items primarily consisted of $50.0 million in depreciation and amortization of property and equipment and intangible assets, $5.3 million in share-based compensation, $3.8 million of amortization of debt financing costs, and $2.0 million in provisions for doubtful accounts. These amounts were partially offset by $19.4 million in deferred income taxes, $3.1 million in amortization of the fair value adjustment recorded to the OpCo Notes in connection with the Merger, $0.8 million of amortization of deferred lease incentive obligations, and $0.4 million of other items. The cash used by working capital items primarily consisted of $27.0 million from increased inventory levels primarily related to increased demand for our products combined with opportunistic year-end purchases, $8.3 million from increased trade receivables, net of changes in provision for doubtful accounts, resulting from increased sales during the fiscal year compared to the prior year, and timing of sales and collections, and $7.8 million in increased prepaid expenses and other current assets primarily as a result of timing of collections of rebates from our vendors. The cash used by working capital items was partially offset by $18.9 million from an increase in accrued expenses and other current liabilities as a result of the accrual for litigation related costs, combined with higher payroll and incentive compensation accruals as compared to prior year-end due to increased headcount, and timing of promotional spending, offset in part by timing of other miscellaneous accrual and payment activity, $11.2 million from increased trade payables balances as a result of the timing of purchases and related payments, $1.7 million from changes in income taxes, and an $1.5 million increase in accrued interest due to normal timing of accrual and payment activity.

Net cash provided by operating activities of $3.9 million for the period from September 8, 2012 through December 28, 2012 primarily consisted of net loss of $28.4 million, adjustments for non-cash items of $25.0 million and cash provided by working capital items of $7.3 million. Adjustments for non-cash items primarily consisted of $12.8 million in depreciation and amortization of property and equipment and intangible assets, which includes increased amortization on the incremental step-up in customer relationships recorded in connection with purchase accounting for the Merger, $10.0 million in share-based compensation associated with the modification of the rolled over options as a result of the Merger transactions as well as share-based compensation associated with options issued during the period, $2.0 million in deferred income taxes, $1.2 million of amortization of debt financing costs, and $0.5 million in provisions for doubtful accounts. These amounts were partially offset by $1.0 million in amortization of the fair value adjustment recorded to the OpCo Notes in connection with the Merger, and $0.3 million of amortization of financing costs. The cash provided by working capital items primarily consisted of $24.0 million from decreased trade receivables, net of changes in provision for doubtful accounts, resulting from timing of sales and collections, $10.7 million from increased trade payables balances as a result of the timing of purchases and related payments, and an $8.3 million increase in accrued interest due in part to interest on the ABL Facility and HoldCo Notes that were incurred in connection with the Merger, combined with the increase in the interest rate on the OpCo notes, as well as normal timing of accrual and payment activity on the OpCo Notes. The cash provided by working capital items was partially offset by $16.4 million from increased inventory levels primarily related to increased demand combined with opportunistic year-end purchases, $9.6 million from a decrease in accrued expenses and other current liabilities as a result of payment of costs associated with the Merger, timing of sales tax payments, and timing of other miscellaneous accrual and payment activity, $6.4 million from changes in income taxes, and $3.1 million in increased prepaid expenses and other current assets primarily as a result of timing of collections of rebates from our vendors.

Predecessor. Net cash provided by operating activities of $25.0 million for the period from December 31, 2011 through September 7, 2012 primarily consisted of net income of $12.8 million, adjustments for non-cash items of $39.3 million and cash used by working capital items of $27.0 million. Adjustments for non-cash items primarily consisted of $17.7 million in depreciation and amortization of property, equipment and intangible assets, $15.2 million in share-based compensation, which includes $11.2 million that was a result of the acceleration of share-based compensation in connection with the Merger transactions, $7.7 million in deferred income taxes, $2.2 million in loss on the extinguishment of debt recorded as a result of the extinguishment of the prior asset-based revolving credit facility, $1.3 million in provision for doubtful accounts, and $1.0 million in amortization of debt financing costs. These amounts were partially offset by $4.6 million in excess tax benefits from share-based compensation and $1.2 million of other items. The cash used by working capital items primarily consisted of $29.8 million from increased trade receivables, net of changes in provision for doubtful accounts, resulting from increased sales in the current year as compared to the prior year, $12.4 million from decreased trade payables balances as a result of the timing of purchases and related payments, and $4.0 million from changes in income taxes. The use of cash was partially offset by $8.8 million from increased accrued expenses and other current liabilities as a result of costs associated with the Merger, timing of sales tax payments, offset in part by lower payroll and incentive compensation accruals as compared to prior year-end due to timing of payments, $5.6 million from decreased inventory levels due to the normal sales activity and timing of purchases, and $3.9 million in accrued interest due to normal accrual and payment activity.

Investing Activities

Net cash used in investing activities was $17.4 million for fiscal year ended December 26, 2014, $18.7 million for fiscal year ended December 27, 2013, $914.0 million for the period from September 8, 2012 through December 28, 2012, and $15.2 million for the period from December 31, 2011 through September 7, 2012.

Successor. Net cash used in investing activities for the fiscal years ended December 26, 2014 and December 27, 2013 of $17.4 million and $18.7 million, respectively, was attributable to capital expenditures made in the ordinary course of business.

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

Financing Activities

Net cash used in financing activities totaled $16.2 million for fiscal year ended December 26, 2014, and $11.6 million for the fiscal year ended December 27, 2013, compared to net cash provided by financing activities of $819.6 million for the period from September 8, 2012 through December 28, 2012, and net cash used in financing activities of $0.7 million for the period from December 31, 2011 through September 7, 2012.

Successor. Net cash used in financing activities for the fiscal year ended December 26, 2014 was primarily attributable to $300.0 million used to finance the redemption of the OpCo Notes, $41.0 million in net payments on the ABL Facility, payments of tender premiums and expenses related to redemption of the OpCo Notes of $18.6 million, $8.1 million of payments for debt issuance costs, and payments made on Term Loan Facility of $2.6 million. The cash outflows were partially offset by proceeds from the issuance of the Term Loan Facility totaling $349.1 million, proceeds of $2.6 million from stock options exercised, and $1.2 million net increase in purchase card payables.

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

Capital Expenditures

Capital expenditures were $17.4 million for the fiscal year ended December 26, 2014, $18.7 million for the fiscal year ended December 27, 2013, $5.7 million for the period from September 8, 2012 through December 28, 2012, and $12.0 million for the period from December 31, 2011 through September 7, 2012.

Capital expenditures as a percentage of net sales were 1.0% for the fiscal year ended December 26, 2014, 1.2% for the fiscal year ended December 27, 2013, 1.4% for the period from September 8, 2012 through December 28, 2012, and 1.3% for the period from December 31, 2011 through September 7, 2012.

Capital expenditures during 2014, 2013, and 2012 were driven primarily by the continued consolidation of our distribution center network including investments in larger more efficient distribution centers and enhancements to our information technology systems. We expect our capital expenditures for 2015 to be comparable with our historical capital expenditures as a percentage of sales.

ABL Facility

The ABL Facility permits revolving borrowings in an aggregate principal amount of up to $325.0 million. In addition, the ABL Facility provides for a sub-limit of borrowings on same-day notice referred to as swingline loans up to $30.0 million and a sub-limit for the issuance of letters of credit up to $45.0 million. Subject to certain conditions, the principal amount of the ABL Facility may be increased from time to time up to an amount which, in the aggregate for all such increases, does not exceed $100.0 million, in $25.0 million increments.

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

From the date of the Second ABL Facility Amendment through the end of Interline New Jersey’s first fiscal quarter after the closing date thereof, borrowings were subject to an interest rate equal to LIBOR plus 1.5% in the case of Eurodollar revolving loans, and an applicable base rate plus 0.5% in the case of Alternate Base Rate (“ABR”) loans.

As of the end of the first fiscal quarter following the closing of the Second ABL Facility Amendment, the interest rates applicable to obligations under the ABL Facility will be determined as of the end of each fiscal quarter in accordance with applicable rates set forth in the table below, which are generally 0.25% lower than the rates in effect prior to the Second ABL Facility Amendment:

Availability	Revolver ABR Spread	Revolver Eurodollar Spread
Category 1
Greater than $177.3 million	0.25%	1.25%
Category 2
Greater than $88.6 million but less than or equal to $177.3 million	0.50%	1.50%
Category 3
Less than or equal to $88.6 million	0.75%	1.75%

The applicable rates for Category 1 will be available starting in the second fiscal quarter of 2015. The applicable rates for Category 2 and Category 3 are subject to a 0.25% step-down from the spread described above if the fixed charge coverage ratio for the period of four consecutive fiscal quarters ending on the last day of the fiscal quarter most recently ended is greater than 1.75:1.00. This step-down is currently available for Category 3 borrowings and will be available for Category 2 borrowings during the second fiscal quarter of 2015. As of December 26, 2014, the interest rate in effect with respect to the ABL Facility was 1.69% for the Eurodollar revolving loans and 3.75% for the ABR revolving loans.

In addition to paying interest on outstanding principal under the ABL Facility, Interline New Jersey is required to pay a commitment fee in respect of unutilized commitments, which is equal to 0.375% per annum for the ABL Facility if utilization is less than 25% of the aggregate commitments and 0.25% per annum if the utilization of the ABL Facility exceeds 25% of the aggregate commitments. The principal balance outstanding may be voluntarily prepaid in advance, without penalty or premium, at any time in whole or in part, subject to certain breakage costs.

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

The First ABL Facility Amendment also released the security interest previously granted by the Company to secure the ABL Facility, subject to a requirement that the Company re-pledge its assets to secure the ABL Facility in the event that the HoldCo Notes are no longer outstanding. Accordingly, while the Company will guaranty both the Term Loan Facility and the ABL Facility, its assets will not be pledged to secure either such facility so long as the HoldCo Notes remain outstanding.

The ABL Facility also contains restrictive covenants (in each case, subject to exclusions) that limit, among other things, the ability of Interline New Jersey and its restricted subsidiaries to:

•	create, incur, assume or suffer to exist, any liens;

•	create, incur, assume or permit to exist, directly or indirectly, any additional indebtedness;

•	consolidate, merge, amalgamate, liquidate, wind up or dissolve themselves;

•	convey, sell, lease, license, assign, transfer or otherwise dispose of their assets;

•	make certain restricted payments;

•	make certain investments;

•	amend or otherwise alter the terms of documents related to certain subordinated indebtedness;

•	enter into transactions with affiliates; and

•	prepay certain indebtedness.

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

Term Loan Facility

The initial aggregate principal amount of the Term Loan Facility is equal to $350.0 million. The Term Loan Facility allows for incremental increases in an aggregate principal amount of up to (i) $100.0 million plus (ii) the amount as of the date of incurrence that would not cause the First Lien Leverage Ratio to exceed 3.75:1.00. The Term Loan Facility will mature on the earlier of (A) March 17, 2021 and (B) the date which is 91 days prior to the maturity date of the HoldCo Notes.

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

The Term Loan Facility will bear interest, at the borrower’s option, at (i) LIBOR subject to a minimum floor of 1.00%, plus 300 basis points ("LIBO Rate") or (ii) an ABR subject to a minimum floor of 2.0%, plus 200 basis points. In addition, at the closing of the Term Loan Facility, Interline New Jersey paid (in addition to customary fees) an upfront fee equal to 0.25% of the principal amount thereof. As of December 26, 2014, the interest rate in effect with respect to the Term Loan Facility was 4.00% for LIBO Rate borrowings and 5.25% for ABR borrowings.

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

The Term Loan Facility does not include any financial covenants; however, it does contain certain restrictive covenants (in each case, subject to exclusions) that limit, among other things, the ability of Interline and the restricted subsidiaries to:

•	create, incur, assume or suffer to exist, any liens;

•	create, incur, assume or permit to exist, directly or indirectly, any additional indebtedness;

•	consolidate, merge, amalgamate, liquidate, wind up or dissolve themselves;

•	convey, sell, lease, license, assign, transfer or otherwise dispose of their assets;

•	make certain restricted payments;

•	make certain investments;

•	amend or otherwise alter the terms of documents related to certain subordinated indebtedness;

•	enter into transactions with affiliates; and

•	prepay certain indebtedness.

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

HoldCo Notes

In connection with the Merger, as discussed in Note 3. Transactions to the audited consolidated financial statements, included in Item 8 of this annual report, Interline Delaware issued $365.0 million in aggregate principal amount of 10.00%/10.75% senior notes (the "HoldCo Notes") due November 15, 2018. Debt financing costs capitalized in connection with the HoldCo Notes were $16.7 million.

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

Purchases of Equity Securities by the Issuer

Purchases of equity securities by the Company during fiscal year ended December 26, 2014 represent shares tendered in satisfaction of the exercise price and tax withholding obligations related to the non-cash exercise of stock options during the period. There were no share repurchases during fiscal years 2013 or 2012.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth our contractual obligations as of December 26, 2014 (in thousands):

	Total	Less than 1 year	2 - 3 years	4 - 5 years	After 5 years
ABL Facility	$74,000	$—	$—	$74,000	$—
Term Loan Facility	347,375	3,500	7,000	7,000	329,875
HoldCo Notes	365,000	80,000	—	285,000	—
Interest(1)	205,417	47,921	86,763	54,327	16,406
Operating leases	116,612	33,755	50,128	21,350	11,379
Legal Settlement(2)	39,900	39,900	—	—	—
Purchase Obligations (3)	7,096	7,096	—	—	—
Employment agreements	5,988	5,738	250	—	—
Call Premium(4)	4,000	4,000	—	—	—
Other(5)	2,620	1,124	730	566	200
Total contractual cash obligations(6)(7)	$1,168,008	$223,034	$144,871	$442,243	$357,860
____________________

(1)
Average interest of 1.69% on the ABL Facility is based on the 30-day LIBOR rate, plus the applicable revolver Eurodollar spread. Average interest of 4% on the Term Loan Facility is based on a minimum LIBOR floor of 1.00%, plus 300 basis points per the credit facility agreement. Actual interest could vary with changes in LIBOR.

(2)
Legal Settlement represents the Craftwood legal settlement of $40 million, less $0.1 million paid during fiscal year 2014. Refer to Note 15. Commitments and Contingencies to our audited consolidated financial statements included in Item 8 of this annual report for additional information regarding the Craftwood Matter.

(3)	Purchase obligations primarily represent contractual obligations related to inventory purchases.

(4)
Call premium represents the premium payment related to the partial redemption of the HoldCo Notes. Refer to Note 19. Subsequent Events to our audited consolidated financial statements included in Item 8 of this annual report for additional disclosure regarding partial redemption of HoldCo Notes.

(5)
Other includes deferred compensation and retirement plans, unused commitment fees on our ABL Facility, administrative fees related to the ABL and Term Loan Facilities, legal claims, and capital leases.

(6)
Trade accounts payable of $126.1 million are excluded from the table but are generally payable within 30 to 60 days. Refer to Item 8. "Financial Statements and Supplementary Data" and the accompanying audited consolidated financial statements.

(7)
As more fully disclosed in Note 17. Income Taxes to our audited consolidated financial statements included in this report, as of December 26, 2014, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes totaling $0.4 million as of that date. As a result, this amount is not included in the table above.

As of December 26, 2014, except for operating leases and letters of credit, we had no material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented, including the accompanying notes. Our estimates and assumptions are based on historical experience, current trends and various other factors that we believe are reasonable at the time of evaluation. We periodically evaluate the accounting policies and estimates used to prepare the consolidated financial statements. The Audit Committee of the Board of Directors has reviewed the selection, application and disclosure of our critical accounting policies and estimates. Actual results may differ from these estimates under different circumstances or conditions.

Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies to our audited consolidated financial statements included within this Annual Report on Form 10-K. We believe that the following accounting policies are the most critical in order to fully understand and evaluate our financial position and results of operations. These estimates and assumptions are material due to the inherent levels of subjectivity and judgment necessary to account for conditions that are highly uncertain and susceptible to change.

Revenue Recognition

While our recognition of revenue is predominantly derived from routine transactions and does not involve significant judgment, revenue recognition represents an important accounting policy for us. We recognize revenue when persuasive evidence of an arrangement exists, the product has been shipped and risk of loss has passed to the customer, the sales price is fixed and determinable and collectability is reasonably assured. Sales are recorded net of estimated discounts, rebates and returns. The provision for discounts, rebates and returns is estimated based on sales volumes and historical experience. Actual results have not varied materially from amounts historically reserved; however, our sales could be impacted if these estimates vary significantly from actual results.

Vendor Rebates

Many of our arrangements with our vendors provide for us to receive a rebate of a specified amount payable to us when we achieve certain targeted measures, generally related to the volume of purchases from them. We account for these rebates as a reduction of the prices of the related vendors' products, which reduces inventory until the period in which we sell the product, at which time the reduced costs are included in cost of sales in our statement of operations. Throughout the year, we estimate the amount of rebates receivable based upon the expected level of purchases. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels. If we determine we will not achieve a measure which is required to obtain a vendor rebate, we will record a charge in the period that we determine the criteria or measure for the vendor rebate will not be met to the extent the vendor rebate was estimated and included as a reduction of cost of sales. Historically, our estimates and assumptions have been materially accurate in regards to the actual rebates earned and received.

Vendors may change the terms of some or all of these programs in response to changes in general market conditions; thus there can be no assurance that vendors will continue to provide comparable amounts of vendor rebates in the future. Although these changes would not affect the amounts which we have recorded related to products already purchased, it may impact our gross margin on revenues earned in future periods.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability to collect outstanding amounts due from our customers. We evaluate the collectability of trade accounts receivable throughout the year based on a combination of factors including current economic conditions and trends, historical collection and charge-off experience, creditworthiness of customers, changes in customer payment terms, and aging of accounts receivables. On a monthly basis, we estimate an allowance for doubtful accounts as a percentage of net sales based on our historical bad debt trends. We then evaluate the aging of our accounts receivable and adjust the allowance based on historical collection rates. In addition, we periodically adjust the allowance when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing). Based on our analysis of historical write-offs of uncollectible accounts receivable, our estimates and assumptions have been materially accurate in regards to the valuation of our allowance for doubtful accounts.

As of December 26, 2014, our allowance for doubtful accounts was $4.2 million. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, the allowance for doubtful accounts could differ significantly, resulting in either higher or lower future provisions for doubtful accounts.

Valuation of Excess and Obsolete Inventory

Inventories consist primarily of finished goods and are valued at the lower of cost or market. We determine inventory cost using the weighted-average cost method and market value based on net realizable value. The majority of the products we carry in inventory have long shelf lives and are not subject to technical obsolescence. On a quarterly basis we evaluate our inventory balance for excess and obsolete inventory and for the difference by which the cost of the inventory may exceed the estimated market value. This evaluation includes a review of inventory quantities on hand, slow movement reports and sales history reports. Management estimates the required adjustment based on estimated demand for products and general market conditions. To the extent historical inventory reserves are not indicative of future results and if future events impact, either favorably or unfavorably, the saleability of our products or our relationship with certain key vendors, our inventory reserves could differ significantly, resulting in either higher or lower future inventory provisions. As of December 26, 2014, the carrying value of inventory was $302.7 million.

Goodwill, Intangibles and Other Long-Lived Assets

Management assesses the recoverability and performs impairment tests of goodwill, intangible and other long-lived assets in accordance with U.S. GAAP. Under Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other, goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or circumstances indicate that an asset may be impaired. For certain other long-lived assets, recoverability and/or impairment tests are required only when conditions exist that indicate the carrying value may not be recoverable. The following factors, among others, may trigger an impairment review: (1) significant under performance relative to previously projected or projected future operating results; (2) a significant adverse change in the extent or manner in which an assets is being used; (3) significant negative industry or economic trends; (4) a significant increase in competition; or (5) recurring or forecasted operating or cash flow losses. If any of the aforementioned or similar factors are present, an impairment analysis is performed by comparing the estimated fair value, calculated in accordance with ASC 820, Fair Value Measurements and Disclosures, to the asset’s carrying value.

The recoverability of goodwill and indefinite-lived intangible assets is evaluated annually during the fourth quarter of the fiscal year or when events or changes in circumstances indicate the carrying amount may not be recoverable. As of December 26, 2014, the Company had one reporting unit that was subject to goodwill impairment testing. Impairment of goodwill exists when the carrying value exceeds its fair value, which is determined using a two-step approach. The first step compares the reporting unit’s estimated fair value to its carrying value. If the carrying value exceeds the estimated fair value, a second step is performed to measure the amount of impairment loss, if any. The identification and measurement of goodwill impairment requires significant management judgment to estimate the fair value of the reporting unit based on a weighting of both the present value of future projected cash flows and the use of comparative market multiples. Factors that management must estimate include revenue growth rates, profit margins, future capital expenditures, working capital needs, discount rates and perpetual growth rates. In conducting the impairment analysis of indefinite-lived intangible assets, management is required to make certain assumptions regarding estimated future cash flows, revenue growth rates, discount rates, assumed royalty rates, and perpetual growth rates to determine the fair value of the respective assets.

During the second quarter of fiscal year 2014, the Company recorded non-cash charges of $67.5 million related to the impairment of certain indefinite-lived trademark assets. These impairments were primarily due to a strategic marketing decision to phase out certain brand names which resulted in a change in the expected useful life of the intangible assets. The charges were determined using a discounted cash flow analysis based on the income approach, relief from royalty method, which requires assumptions related to projected revenues from annual forecasted plans, assumed royalty rates that could be payable if we did not own the trademarks, and an estimated discount rate. Prior to the impairment analysis the associated trademarks had a carrying value of $71.1 million, and after the impairment charge the associated trademarks had a remaining carrying value of $3.6 million which was amortized over an estimated definite life of six months. Management has evaluated whether other triggering events have occurred, noting no events that would cause impairment of the other trademark assets or any other long-lived assets including goodwill. Based on the fiscal year 2014 annual impairment tests of goodwill and indefinite-lived intangible assets, no additional impairment charges were recorded.

The estimation of fair value for goodwill, indefinite-lived intangibles and other long-lived assets is based on the best information available at the date of the assessment. The variability of these factors depends on a number of conditions, including uncertainty about future events and future cash flows which can be affected by changes in the industry or declines in the general economic and market conditions, among others. As a result, our accounting estimates may change from period to period and may result in future impairment charges. The Company records impairment charges in the statements of operations, and any impairment charge would result in reduced carrying amounts of the related assets on the balance sheet. As of December 26, 2014, the carrying amount of goodwill and other intangible assets was $486.4 million and $345.3 million, respectively.

Share-Based Compensation

The Company accounts for its share-based compensation using the fair value method of accounting in accordance with U.S. GAAP. Under ASC 718, Compensation - Stock Compensation, share-based compensation cost is measured at the grant date based on the fair value of the award. For awards containing only time based service conditions, we recognize share-based compensation cost on a straight-line basis over the expected vesting period or to the retirement eligibility date, if less than the vesting period. For awards with performance conditions, we recognize share-based compensation cost on a straight-line basis for each performance criteria tranche over the implied service period when we believe it is probable that the performance targets, as defined in the agreements, will be achieved. We use the Black-Scholes option pricing model to determine the fair value of stock options. The Black-Scholes option pricing model requires assumptions regarding various complex and subjective variables, including expected stock price volatility over the expected term of the awards, risk-free interest rates, estimated forfeitures, equity share value at date of grant, and expected dividends. The fair value of restricted stock awards is based on the fair value of the underlying shares as of the grant dates.

We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. Prior to the Merger, we estimated the volatility of our common stock based on the historical performance of our common stock. Subsequent to the Merger, we estimate the volatility of our common stock based on the historical volatilities of comparable companies over a historical period that matches the expected life of the options as of the grant date. We base the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. Historically, we have not declared or paid cash dividends, and therefore we use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeiture rates differ from those estimates. Historical data is used to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. To the extent our actual forfeiture rate is different from our estimate; stock-based compensation expense is adjusted accordingly. For additional information, see Note 13. Share-Based Compensation to our audited consolidated financial statements included in this report.

Share-based compensation expense was $3.7 million, $5.3 million and $25.1 million for fiscal years 2014, 2013 and 2012, respectively. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Income Taxes

Significant judgment is required in determining our provision for income taxes, current tax assets and liabilities, deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to realize future benefit from our deferred tax assets. Deferred tax assets and liabilities are recognized for the future tax benefit or expenses created by temporary differences between the financial statement and tax reporting basis of assets and liabilities to the extent they are realizable. A valuation allowance is established to reduce our deferred tax assets to the amount that is considered more likely than not to be realized through the generation of future taxable income and other tax planning opportunities. Management considers the reversal of temporary differences, availability of carrybacks, and projected future taxable income in making this determination. To the extent that a determination is made to establish or adjust a valuation allowance, the expense or benefit is recorded in the period in which the determination is made.

Our accounting for income taxes requires us to exercise judgment for known issues under discussion with tax authorities and transactions yet to be settled. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, changes in regulatory tax laws, or interpretation of those tax laws, or expiration of statutes of limitation. However, based on the number of jurisdictions, the uncertainties associated with litigation and the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, which could include formal legal proceedings; there is a high degree of uncertainty regarding the future cash outflows associated with these tax uncertainties. Refer to Note 17. Income Taxes to our audited consolidated financial statements included in this report for additional information.
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

Legal Contingencies

We are party to various legal proceedings and claims arising in the normal course of business. In accordance with U.S. GAAP, if it is probable that, as a result of a pending legal claim, an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of the loss is estimable, an accrual for the costs to resolve the claim is recorded in accrued expenses in our balance sheets. Professional fees related to legal claims are included in selling, general and administrative expenses in our statements of operations. Management, with the assistance of outside counsel, determines whether it is probable that a liability from a legal claim has been incurred and estimates the amount of loss. The analysis is based upon potential results, assuming a combination of litigation and settlement strategies.

During fiscal years 2014 and 2013, we recorded legal contingencies totaling $20.5 million and $19.5 million, respectively, related to resolution of the Craftwood Matter. For additional information, see Note 15. Commitments and Contingencies to our audited consolidated financial statements included in Item 8 of this annual report. Management does not believe that currently pending proceedings will have a material adverse effect on the consolidated financial statements. However, it is possible that future results of operations for any particular period could be materially affected by changes in our assumptions related to these proceedings.

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

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation — Stock Compensation,” as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods beginning after December 15, 2016 and interim periods within those reporting periods. Earlier adoption is permitted. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

Other accounting standards that have been recently issued by the FASB are not expected to have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Guidance

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date ("ASU 2013-04"). The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing US GAAP. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement amount its co-obligors, plus any additional amount the entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligations as well as other information about those obligations. Effective December 28, 2013 the Company adopted ASU 2013-04, which did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The objective of this ASU is to eliminate the diversity in practice on how entities present unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset (with certain exceptions) for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Effective December 28, 2013, the Company adopted ASU 2013-11, which did not have a material impact on the Company's consolidated financial statements.

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

Interest Rate Risk

Our variable rate term debt is sensitive to changes in the general level of interest rates. As of December 26, 2014, the interest rate in effect with respect to the outstanding balance of $74.0 million variable rate debt was 1.69% for the Eurodollar revolving loans and 3.75% for the ABR revolving loans. While our variable rate term debt obligations exposes us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance or results of operations. Based on the outstanding variable rate debt as of December 26, 2014, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $0.7 million pre-tax change to our statement of operations.

The fair market value of our ABL Facility, OpCo Notes, and HoldCo Notes is subject to interest rate risk. As of December 26, 2014, the estimated fair market value of our debt was as shown below (in thousands):

	Fair Market Value	Percent of Par
Term Loan Facility	$333,480	96.00%
ABL Facility	$74,370	100.50%
HoldCo Notes	$379,600	104.00%

Foreign Currency Exchange Risk

The majority of our purchases from foreign-based suppliers are from China and other countries in Asia and are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates was not material as of December 26, 2014.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Interline Brands, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Interline Brands, Inc. and its subsidiaries at December 26, 2014 and December 27, 2013 and the results of their operations and their cash flows for each of the periods from December 28, 2013 through December 26, 2014 and from December 29, 2012 through December 27, 2013 and September 8, 2012 through December 28, 2012, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Jacksonville, FL
February 25, 2015

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

/s/ PricewaterhouseCoopers LLP

Jacksonville, FL
March 12, 2013

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Successor
	December 26, 2014	December 27, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$6,064	$6,102
Accounts receivable - trade (net of allowance for doubtful accounts of $4,190 and $3,595)	177,878	165,420
Inventories	302,743	276,341
Prepaid expenses and other current assets	42,596	40,936
Income taxes receivable	4,139	13,563
Deferred income taxes	30,290	15,179
Total current assets	563,710	517,541
Property and equipment, net	54,844	58,665
Goodwill	486,439	486,439
Other intangible assets, net	345,314	445,046
Other assets	10,315	10,042
Total assets	$1,460,622	$1,517,733
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$126,116	$123,915
Accrued expenses and other current liabilities	96,272	69,939
Accrued interest	17,305	19,755
Current portion of long-term debt	83,500	—
Current portion of capital leases	10	231
Total current liabilities	323,203	213,840
Long-Term Liabilities:
Deferred income taxes	116,358	145,584
Long-term debt, net of current portion	702,099	798,347
Capital leases, net of current portion	—	10
Other liabilities	2,445	3,099
Total liabilities	1,144,105	1,160,880
Commitments and contingencies (Note 15)
Stockholders' Equity:
Common stock; $0.01 par value, 2,500,000 authorized; 1,501,418 shares issued and 1,499,142 shares outstanding as of December 26, 2014 and 1,478,151 issued and outstanding as of December 27, 2013	15	15
Additional paid-in capital	400,231	392,201
Accumulated deficit	(81,856)	(34,784)
Accumulated other comprehensive loss	(1,165)	(579)
Treasury stock, at cost, 2,276 shares held as of December 26, 2014 and none as of December 27, 2013	(708)	—
Total stockholders' equity	316,517	356,853
Total liabilities and stockholders' equity	$1,460,622	$1,517,733

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Successor			Predecessor
	For the fiscal year ended		For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012
	December 26, 2014	December 27, 2013
Net sales	$1,676,221	$1,598,055	$404,593	$917,752
Cost of sales	1,094,578	1,045,084	256,349	584,033
Gross profit	581,643	552,971	148,244	333,719

Operating Expenses:
Selling, general and administrative expenses	475,813	457,236	115,533	255,409
Depreciation and amortization	53,814	50,038	12,837	17,707
Merger related expenses	102	1,377	39,641	19,049
Total operating expenses	529,729	508,651	168,011	292,165
Operating income (loss)	51,914	44,320	(19,767)	41,554

Impairment of other intangible assets	(67,500)	—	—	—
Loss on extinguishment of debt, net	(4,257)	—	—	(2,214)
Interest expense	(59,178)	(63,087)	(19,773)	(16,631)
Interest and other income	983	1,580	593	1,499
(Loss) income before income taxes	(78,038)	(17,187)	(38,947)	24,208
(Benefit) provision for income taxes	(30,966)	(10,847)	(10,503)	11,384
Net (loss) income	$(47,072)	$(6,340)	$(28,444)	$12,824

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Successor			Predecessor
	For the fiscal year ended		For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012
	December 26, 2014	December 27, 2013
Net (loss) income	$(47,072)	$(6,340)	$(28,444)	$12,824
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(586)	(546)	(33)	303
Other comprehensive (loss) income	(586)	(546)	(33)	303
Comprehensive (loss) income	$(47,658)	$(6,886)	$(28,477)	$13,127

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	Predecessor
Predecessor balances as of December 30, 2011	33,558,842	$335	1,962,227	$(28,351)	$599,923	$(59,150)	$1,688	$514,445
Comprehensive income:
Net income	—	—	—	—	—	12,824	—	12,824
Foreign currency translation	—	—	—	—	—	—	303	303
Total comprehensive income						12,824	303	13,127
Share-based compensation	—	—	—	—	15,169	—	—	15,169
Issuance of common stock from exercise of stock options	156,297	2	—	—	2,186	—	—	2,188
Issuance of common stock from vesting of restricted share units	253,839	3	—	—	(2)	—	—	1
Excess tax benefits on stock options exercised and other vested share-based payments	—	—	—	—	4,292	—	—	4,292
Repurchases of common stock	—	—	75,025	(1,450)	—	—	—	(1,450)
Predecessor balances prior to Merger on September 7, 2012	33,968,978	$340	2,037,252	$(29,801)	$621,568	$(46,326)	$1,991	$547,772

	Successor
Successor opening balances subsequent to Merger on September 8, 2012	—	$—	—	$—	$—	$—	$—	$—
Comprehensive loss:
Net loss	—	—	—	—	—	(28,444)	—	(28,444)
Foreign currency translation	—	—	—	—	—	—	(33)	(33)
Total comprehensive loss						(28,444)	(33)	(28,477)
Capital contribution, net	1,468,763	14	—	—	374,520	—	—	374,534
Share-based compensation	—	—	—	—	9,958	—	—	9,958
Issuance of common stock	5,702	1	—	—	1,454	—	—	1,455
Successor balances as of December 28, 2012	1,474,465	$15	—	$—	$385,932	$(28,444)	$(33)	$357,470

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED
(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
	Successor
Successor balances as of December 28, 2012	1,474,465	$15	—	$—	$385,932	$(28,444)	$(33)	$357,470
Comprehensive loss:
Net loss	—	—	—	—	—	(6,340)	—	(6,340)
Foreign currency translation	—	—	—	—	—	—	(546)	(546)
Total comprehensive loss						(6,340)	(546)	(6,886)
Share-based compensation	—	—	—	—	5,330	—	—	5,330
Issuance of common stock	3,686	—	—	—	939	—	—	939
Successor balances as of December 27, 2013	1,478,151	$15	—	$—	$392,201	$(34,784)	$(579)	$356,853
Comprehensive loss:
Net loss	—	—	—	—	—	(47,072)	—	(47,072)
Foreign currency translation	—	—	—	—	—	—	(586)	(586)
Total comprehensive loss						(47,072)	(586)	(47,658)
Share-based compensation	—	—	—	—	3,720	—	—	3,720
Issuance of common stock	2,334	—	—	—	726	—	—	726
Excess tax benefits on stock options exercised	—	—	—	—	419	—	—	419
Issuance of common stock from exercise of stock option	20,818	—	—	—	3,165	—	—	3,165
Issuance of restricted stock	115	—	—	—	—	—	—	—
Repurchase of common stock	—	—	2,276	(708)	—	—	—	(708)
Successor balances as of December 26, 2014	1,501,418	$15	2,276	$(708)	$400,231	$(81,856)	$(1,165)	$316,517

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor			Predecessor
	For the fiscal year ended		For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012
	December 26, 2014	December 27, 2013
Cash Flows from Operating Activities:
Net (loss) income	$(47,072)	$(6,340)	$(28,444)	$12,824
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	53,814	50,038	12,837	17,707
Impairment of other intangible assets	67,500	—	—	—
Amortization of deferred lease incentive obligation	(811)	(844)	(256)	(561)
Amortization of deferred debt financing costs	4,224	3,812	1,165	985
Amortization of debt premium, net	(445)	(3,147)	(1,006)	—
Tender premiums and expenses on OpCo Notes	18,595	—	—	—
Write-off of unamortized OpCo Notes fair value adjustment	(17,803)	—	—	—
Write-off of deferred debt issuance costs	3,465	—	—	2,214
Share-based compensation	3,720	5,330	9,958	15,169
Excess tax benefits from share-based compensation	(419)	—	—	(4,573)
Deferred income taxes	(44,337)	(19,379)	1,995	7,675
Provision for doubtful accounts	2,743	1,981	530	1,285
Loss (gain) on disposal of property and equipment	33	8	(83)	(125)
Other	(65)	(375)	(138)	(494)
Changes in assets and liabilities, net of businesses acquired:
Accounts receivable - trade	(15,305)	(8,317)	23,969	(29,822)
Inventories	(26,595)	(26,985)	(16,437)	5,631
Prepaid expenses and other current assets	(1,805)	(7,814)	(3,126)	964
Other assets	(359)	(81)	44	38
Accounts payable	1,778	11,168	10,669	(12,415)
Accrued expenses and other current liabilities	25,596	18,888	(9,643)	8,797
Accrued interest	(2,451)	1,525	8,280	3,879
Income taxes	9,837	1,686	(6,372)	(4,048)
Other liabilities	102	(223)	(34)	(12)
Net cash provided by operating activities	33,940	20,931	3,908	25,118

Cash Flows from Investing Activities:
Acquisition of Interline Brands, Inc.	—	—	(825,717)	—
Purchases of property and equipment, net	(17,437)	(18,738)	(5,748)	(11,966)
Purchase of businesses, net of cash acquired	—	—	(82,500)	(3,278)
Net cash used in investing activities	(17,437)	(18,738)	(913,965)	(15,244)

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	Successor			Predecessor
	For the fiscal year ended		For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012
	December 26, 2014	December 27, 2013
Cash Flows from Financing Activities:
Proceeds from equity contributions, net	—	—	350,886	—
Proceeds from issuance of Term Loan Facility, net	349,125	—	—	—
Repayment of OpCo Notes	(300,000)	—	—	—
Proceeds from issuance of HoldCo Notes	—	—	365,000	—
Proceeds from ABL Facility	110,000	124,000	217,500	—
Payments on ABL Facility	(151,000)	(136,500)	(90,000)	—
Payment of tender premium and expenses on OpCo Notes	(18,595)	—	—	—
Payments on Term Loan Facility	(2,625)	—	—	—
Payment of deferred debt financing costs	(8,074)	(228)	(26,353)	(355)
Proceeds from stock options exercised	2,597	—	—	2,188
Excess tax benefits from share-based compensation	419	—	—	4,573
Increase (decrease) in purchase card payable, net	1,233	822	1,289	(3,840)
Payments on capital lease obligations	(159)	(506)	(193)	(456)
Proceeds from issuance of common stock	866	800	1,454	—
Purchases of treasury stock	—	—	—	(1,450)
Net cash (used in) provided by financing activities	(16,213)	(11,612)	819,583	660
Effect of exchange rate changes on cash and cash equivalents	(328)	(280)	(65)	133
Net (decrease) increase in cash and cash equivalents	(38)	(9,699)	(90,539)	10,667
Cash and cash equivalents at beginning of period	6,102	15,801	106,340	95,673
Cash and cash equivalents at end of period	$6,064	$6,102	$15,801	$106,340

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$57,718	$60,680	$10,783	$11,663
Income taxes, net of refunds	$3,403	$7,313	$(5,853)	$7,714

Schedule of Non-Cash Investing and Financing Activities:
Non-cash equity contributions from shareholders	$—	$140	$23,648	$—
Property acquired through lease incentives	$—	$—	$93	$—
Contingent consideration associated with acquisitions	$—	$—	$—	$300
Capital expenditures incurred but not yet paid	$2,167	$2,117	$2,143	$1,654

See accompanying notes to consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
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

The Company currently markets and sells its products primarily through thirteen targeted brands, each of which is recognized in the facilities maintenance end-market for providing quality products at competitive prices with reliable same-day or next-day delivery. During the second quarter of 2014, the Company made a strategic marketing decision to simplify its brand structure for the institutional customer base, which will result in the consolidation of certain brands serving these customers during 2015. The Company utilizes a variety of sales channels, including a direct field sales force, inside sales representatives, a direct marketing program, brand-specific websites, a national account sales program and various supply chain programs. The Company delivers its products through its network of distribution centers and professional contractor showrooms located throughout the United States, Canada, and Puerto Rico, as well as vendor managed inventory locations at large professional contractor and institutional customer locations, and its dedicated fleet of trucks and third-party carriers. Through its broad distribution network, the Company is able to provide next-day delivery service to approximately 98% of the United States ("U.S.") population and same-day delivery service to most major metropolitan markets in the U.S.

Interline Brands, Inc. is the holding company of the Interline group of businesses, including its principal operating subsidiary, Interline Brands, Inc., a New Jersey corporation (“Interline New Jersey”).

Basis of Presentation

On September 7, 2012 (the "Merger Date"), pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of May 29, 2012, Isabelle Holding Company Inc., a Delaware corporation (“Parent” or "Interline Delaware"), and Isabelle Acquisition Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”, and together with Parent, the "Acquiring Parties"), merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Immediately following the effective time of the Merger, Parent was merged with and into the Company, with the Company surviving (the "Second Merger"). Under the Merger Agreement, stockholders of the Company received $25.50 in cash for each share of Company common stock. The Merger was unanimously approved by Interline's Board of Directors and a majority of Interline's stockholders holding the outstanding shares of the common stock. Please refer to Note 3. Transactions for further information about the Merger Agreement. Prior to the Merger Date, the Company operated as a public company with its common stock traded on the New York Stock Exchange. As a result of the Merger, Interline's common stock became privately-held.

The Merger has been accounted for in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for business combinations and accordingly, the Company's assets and liabilities were recorded using their fair values as of September 7, 2012.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Interline Brands, Inc. and all of its wholly-owned subsidiaries. These statements have been prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates on a 52-53 week fiscal year, which ends on the last Friday in December. The fiscal years ended December 26, 2014 and December 27, 2013 both included 52 weeks each year. As a result of the Merger that occurred on September 7, 2012, the 2012 fiscal year is comprised of two periods, the 16-week Successor period from September 8, 2012 through December 28, 2012, and the 36 week Predecessor period from December 31, 2011 through September 7, 2012. References herein to 2014, 2013 and 2012 are for the fiscal years ended December 26, 2014, December 27, 2013, and the 2012 Successor and Predecessor periods, respectively.

Reclassifications

The Company has reclassified certain items previously reported in the financial statements in order to conform to current year presentation. The reclassifications were made within current assets and had no impact on working capital.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the fiscal period. Actual results may differ from those estimates and assumptions.

Foreign Currency Translation

The consolidated financial statements are presented in United States dollars ("USD"), which is the functional and presentation currency of the Company. Assets and liabilities of the Company's foreign subsidiaries, where the functional currency is the local currency, are translated into USD at exchange rates effective as of the balance sheet date. Revenues and expenses are translated using average exchange rates in effect for the periods presented.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments that can be readily converted into cash or that have an original maturity of three months or less.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade accounts receivable. The Company's trade accounts receivable are principally from facilities maintenance, professional contractor and specialty distributor customers in the United States and Canada. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base. The Company performs credit evaluations of its customers; however, the Company's policy is not to require collateral. As of December 26, 2014 and December 27, 2013, the Company had no significant concentrations of credit risk.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments. The allowance for doubtful accounts is estimated using factors such as general economic conditions and trends, historical collection and charge-off experience, creditworthiness of customers and aging of accounts receivable. Receivables are charged against the allowance for doubtful accounts when it is probable that the receivable will not be recovered.

Inventories

Inventories, consisting substantially of finished goods, are valued at the lower of cost or market. Inventory cost is determined using the weighted-average cost method. The Company adjusts inventory balances for excess and obsolete inventory and for the difference by which the cost of the inventory exceeds the estimated market value. In order to determine the adjustment for excess and obsolete inventory, management reviews inventory quantities on hand, slow movement reports and sales history reports. In addition, management estimates required cost adjustments based on estimated demand for products and market conditions.

Property and Equipment

Property and equipment purchased in the normal course of business are stated at cost, net of accumulated depreciation. Expenditures for additions, renewals and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Property and equipment acquired in connection with acquisitions are recorded at amounts which approximate fair market value as of the date of the acquisition. Upon the retirement or disposal of assets, the cost and accumulated depreciation or amortization is eliminated from the accounts and the resulting gain or loss is credited or charged to operations.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

Costs of Computer Software Developed or Obtained for Internal Use

The Company capitalizes development costs, including design, coding, installation and testing costs, associated with computer software developed or obtained for internal use. These costs consist of both internal labor costs, the cost of upgrades or modifications that result in additional functionality, as well as third party contract costs directly associated with the software development. The Company capitalizes costs related to internally developed software and amortizes those costs over five years. As of December 26, 2014 and December 27, 2013, there was $12.0 million and $9.6 million of unamortized capitalized software costs, respectively. Capitalized software costs and associated amortization expense during 2014, 2013 and 2012 were as follows (in thousands):

	Successor			Predecessor
	For the fiscal year ended		For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012
	December 26, 2014	December 27, 2013
Capitalized software costs	$6,119	$4,843	$376	$3,107
Amortization expense of capitalized software costs	$3,780	$3,001	$218	$2,387

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

Goodwill

Goodwill represents the excess purchase price of acquired companies over the fair value of their net assets. The Company performs a goodwill impairment analysis, using the two-step method, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has elected to perform its annual goodwill impairment test as of the last day of each fiscal year. The recoverability of goodwill is measured at the reporting unit level, which the Company has determined to be consistent with its operating segment, by comparing the reporting unit's carrying amount, including goodwill, to its fair value. The Company determines the fair value of its reporting unit based on a weighting of both the present value of future projected cash flows and the use of comparative market multiples. The determination of whether goodwill has become impaired involves a significant level of judgment in the assumptions underlying the methods used to determine the value of the Company's reporting unit, including assumptions related to revenue growth rates, profit margins, future capital expenditures, working capital needs, discount rates and perpetual growth rates, among other considerations. Changes in the Company's strategy or assumptions, environmental or other regulations, and/or operating, economic or market conditions could significantly impact these judgments. The Company monitors these conditions and other factors to determine if interim impairment tests are necessary. The Company has not identified any impairment losses with respect to goodwill for any period presented.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

Other Intangible Assets

Other intangible assets include amounts assigned to trademarks, customer lists and relationships, and deferred debt issuance costs. Customer lists and relationships are amortized over their useful lives of 7 to 19 years on either a straight-line or accelerated basis, depending on the characteristics of the asset at the beginning of its life. Deferred debt issuance costs are amortized as a component of interest expense over the term of the related debt using the effective interest method or a method that approximates the effective interest method. The Company has historically determined that its trademarks have indefinite lives and has elected to perform its annual impairment test on indefinite-lived assets as of the last day of each year.

During the second quarter of 2014, the Company recorded non-cash charges of $67.5 million related to the impairment of certain indefinite-lived trademark assets.  These impairments were primarily due to a strategic marketing decision to phase out certain brand names through the remainder of the fiscal year and market the related products under a new consolidated brand name which resulted in a change in the expected useful life of the intangible assets. The impairment charges were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the current carrying value. The Company has evaluated whether other trademark assets not associated with the rebranding still remain indefinite-lived, noting no other events have occurred that would cause an impairment of these assets or any other intangible or long-lived assets, including goodwill. Refer to Note 8. Goodwill and Other Intangible Assets for additional disclosure regarding the impairment charges. The Company has not identified any impairment losses with respect to other intangible assets for any prior periods presented.

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

Fair Value Measurements

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

The fair value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate the carrying amount because of the short maturities of these items. As previously discussed, the Company recorded nonrecurring charges of $67.5 million related to the impairment of certain indefinite-lived trademark assets during the second quarter of 2014. In conjunction with the Company's impairment analysis, these trademark assets were remeasured at their fair value of $3.6 million using Level 3, significant unobservable inputs. Key assumptions include projected revenue attributable to the products and/or services that utilize the trademark assets, their expected economic life, a discount rate of 13% and a royalty rate range of 0.6% to 1.5%. Refer to Note 8. Goodwill and Other Intangible Assets for additional disclosures regarding the impairment charges.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

The fair value of the Company’s Term Loan Facility, ABL Facility, OpCo Notes, and HoldCo Notes (as defined in Note 10. Debt) is determined by quoted market prices and other inputs that are observable for these liabilities, which are Level 2 inputs. The carrying amount and fair value of the financial instruments as of December 26, 2014 and December 27, 2013 were as follows (in thousands):

	Successor
	December 26, 2014		December 27, 2013
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan Facility (1) (2)	$346,599	$333,480	$—	$—
ABL Facility	74,000	74,370	115,000	115,098
OpCo Notes (1) (3)	—	—	318,347	317,625
HoldCo Notes	365,000	379,600	365,000	398,763
____________________

(1)
In March of 2014, Interline New Jersey entered into the Term Loan Facility and used a portion of the proceeds to finance the redemption of the OpCo Notes and discharged its remaining obligations thereunder.

(2)	As of December 26, 2014, the carrying amount of the Term Loan Facility included an unamortized original issue discount of $0.8 million.

(3)	As of December 27, 2013, the OpCo notes included an unamortized fair value premium of $18.3 million recorded as a result of the Merger.

Revenue Recognition

The following four basic criteria must be met before the Company recognizes revenue:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.

The Company recognizes a sale when the risk of loss has passed to the customer. For goods shipped by third party carriers, the Company recognizes revenue upon shipment since the terms are generally FOB shipping point. For goods delivered on the Company's dedicated fleet of trucks, the Company recognizes revenue upon delivery to the customer. The Company bills some shipping and handling costs to its customers and has included this amount in revenue. Sales are recorded net of estimated discounts, rebates and returns. The provision for discounts, rebates and returns is estimated based on sales volumes and historical experience.

Taxes Collected and Remitted

The Company records non-income taxes collected from customers and remitted to governmental agencies on a net basis.

Cost of Sales

Cost of sales includes merchandise costs less vendor rebates, freight-in and a portion of operating costs related to the activities of some of our regional replenishment centers.

Vendor Rebates

Many of the Company's arrangements with its vendors provide for the Company to receive a rebate of a specified amount of consideration, payable to the Company when the Company achieves certain targeted measures, generally related to the volume level of purchases from its vendors. The Company accounts for such rebates as a reduction of the prices of the vendor's products, which reduces inventory until the period in which the product is sold, at which time the reduced costs are included in cost of sales in the Company's statement of operations. Throughout the year, the Company estimates the amount of rebates earned based upon the

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

expected level of purchases relative to the purchase levels that mark the Company's progress toward earning the rebates. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels.

Shipping and Handling Costs

Shipping and handling costs to customers have been included in selling, general and administrative expenses on the consolidated statements of operations. Shipping and handling costs were as follows (in thousands):

	Successor			Predecessor
	For the fiscal year ended		For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012
	December 26, 2014	December 27, 2013
Shipping and handling costs	$76,739	$72,238	$18,800	$41,241

Advertising Costs

Costs of producing and distributing sales catalogs and promotional flyers are capitalized and charged to expense ratably over the life of the related catalog and promotional flyers. Advertising expense, net of co-op advertising, and co-op advertising was as follows (in thousands):

	Successor			Predecessor
	For the fiscal year ended		For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012
	December 26, 2014	December 27, 2013
Advertising expense, net of co-op advertising	$1,723	$1,786	$381	$867
Co-op advertising expense	$2,566	$2,570	$651	$1,796

Share-Based Compensation

The Company accounts for its share-based compensation using the fair value method of accounting in accordance with U.S. GAAP. Under Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation, share-based compensation cost is measured at the grant date based on the fair value of the award. For awards containing only service conditions, the Company recognizes share-based compensation cost on a straight-line basis over the expected vesting period or to the retirement eligibility date, if less than the vesting period. For awards with performance conditions, the Company recognizes share-based compensation cost on a straight-line basis for each performance criteria tranche over the implied service period when the Company believes it is probable that the performance targets, as defined in the agreements, will be achieved. The measurement of fair value of the share-based compensation awards requires judgment in the assumptions underlying the methods used to determine the fair value, including stock price volatility, risk-free interest rates, and estimated forfeitures. Refer to Note 13. Share-Based Compensation for additional disclosure regarding share-based compensation costs.

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740, Income Taxes, using the liability method. Deferred tax assets and liabilities are computed for differences between the financial statement carrying values and the tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

Accounting for income taxes requires the Company to exercise judgment in evaluating uncertain tax positions taken by the Company. The Company accounts for uncertainty in income taxes in accordance with U.S. GAAP. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, changes in regulatory tax laws, or interpretation of those tax laws, or expiration of statutes of limitation. The Company recognizes potential penalties and interest related to unrecognized tax benefits within its statements of operations as selling, general and administrative expenses and interest expense, respectively. To the extent penalties and interest are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of selling, general and administrative expenses and interest expense, respectively. Refer to Note 17. Income Taxes for more information.

Segment Information

The Company has one operating segment and, therefore, one reportable segment, the distribution of MRO products into the facilities maintenance end-market. The Company’s revenues and assets outside the United States are not significant. The Company’s net sales by product category were as follows (in thousands):

	Successor			Predecessor
	For the fiscal year ended		For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012
Product Category(1)	December 26, 2014	December 27, 2013
JanSan	$757,338	$722,368	$170,158	$378,944
Plumbing	296,833	285,004	77,593	178,207
Hardware, tools and fixtures	148,817	133,736	33,918	76,855
HVAC	130,664	127,403	32,593	81,330
Electrical and lighting	88,632	84,605	22,853	51,676
Appliances and parts	92,667	81,875	20,856	48,762
Security and safety	72,154	68,320	18,901	41,341
Other	89,116	94,744	27,721	60,637
Total	$1,676,221	$1,598,055	$404,593	$917,752
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
In May 2014, FASB issued ASU No. 2014-09, Revenue From Contracts With Customers ("ASU 2014-09"), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature,

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The company is currently evaluating the transition method that will be elected and assessing the impact that this standard will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation — Stock Compensation,” as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods beginning after December 15, 2016 and interim periods within those reporting periods. Earlier adoption is permitted. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

Other accounting standards that have been recently issued by the FASB are not expected to have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Guidance

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date ("ASU 2013-04"). The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing U.S. GAAP. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement amount its co-obligors, plus any additional amount the entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligations as well as other information about those obligations. Effective December 28, 2013 the Company adopted ASU 2013-04, which did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The objective of this ASU is to eliminate the diversity in practice on how entities present unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 will require entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset (with certain exceptions) for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Effective December 28, 2013, the Company adopted ASU 2013-11, which did not have a material impact on the Company's consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

3. TRANSACTIONS

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

Simultaneously with the closing of the Merger, the following occurred: the funding of the new senior secured asset-based revolving credit facility, the release of the net proceeds of the $365.0 million aggregate principal amount of senior notes from escrow, and the termination of the Company's previous $225.0 million asset-based revolving credit facility. Please refer to Note 10. Debt for further information regarding the financing transactions.

The Consent Solicitation

In connection with the Merger, on June 21, 2012, Interline New Jersey commenced the Consent Solicitation regarding certain amendments to the indenture governing the OpCo Notes (the "Bond Amendments"). The Bond Amendments permitted the Merger to occur without triggering a "Change of Control" under the indenture governing the OpCo Notes. As consideration for that amendment, and in addition to an aggregate consent payment of $1.5 million paid by Parent, Interline New Jersey agreed to certain additional amendments that apply from and including the closing date of the Merger. These additional amendments included, among other items, increasing the interest rate on the OpCo Notes from 7.00% to 7.50% per annum, increasing the redemption price of the OpCo Notes for certain periods, making the OpCo Notes rank equal in right of payment to all future incurrences of senior indebtedness (including

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

the ABL Facility) and replacing the restriction on the incurrence of secured indebtedness contained in the anti-layering covenant with a covenant restricting Interline New Jersey and its restricted subsidiaries from incurring liens, other than permitted liens, without equally and ratably securing the OpCo Notes.

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

Purchase Accounting

The Merger resulted in a significant change in ownership and was accounted for using the acquisition method under Accounting Standards Codification Topic 805, Business Combinations ("ASC 805"). Under the acquisition method, the purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. Goodwill recorded in connection with the Merger transaction represents intangible assets that do not qualify for separate recognition, such as assembled workforce. None of the goodwill recorded in connection with the Merger is deductible for income tax purposes. The purchase price paid and related costs and transaction fees incurred have been accounted for in the Company's consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

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

In accordance with ASC 805, changes to the purchase price allocation and corrections of errors are adjusted retrospectively to the consolidated financial results. The values above includes revisions to correctly present deferred taxes as of the Merger Date totaling $24.7 million. This adjustment reduced deferred tax liabilities as well as goodwill. The impact of this change has been deemed immaterial to the consolidated financial position, results of operations, and cash flows. The December 28, 2012 balances included in the consolidated balance sheets have been revised to include the effect of the adjustment.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

Merger Costs

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

4. ACQUISITIONS

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

Pro Forma Financial Information

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

	Successor	Predecessor
(in thousands)	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012
Net sales	$467,066	$1,079,640
Net (loss) income	$(27,924)	$13,909

5. ACCOUNTS RECEIVABLE

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

The activity in the allowance for doubtful accounts consisted of the following (in thousands):

	Successor			Predecessor
	For the fiscal year ended		For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012
	December 26, 2014	December 27, 2013
Beginning balance	$3,595	$528	$—	$6,457
Charged to expense	2,743	1,981	530	1,285
Deductions(1)	(2,148)	1,086	(2)	(2,967)
Ending balance	$4,190	$3,595	$528	$4,775
____________________
(1)    Accounts receivable previously charged to expense, written-off as uncollectible, net of recoveries.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following as of December 26, 2014 and December 27, 2013 (in thousands):

	Successor
	December 26, 2014	December 27, 2013
Vendor rebates receivable	$29,351	$25,657
Prepaid insurance	2,561	3,214
Prepaid maintenance agreements	2,425	1,892
Prepaid rent	2,326	2,218
Other (1)	5,933	7,955
Prepaid expenses and other current assets	$42,596	$40,936
    ____________________

(1)	Amounts within the "Other" category of prepaid expenses and other current assets were not considered individually significant as of December 26, 2014 and December 27, 2013.

7. PROPERTY AND EQUIPMENT

Major classifications of property and equipment as of December 26, 2014 and December 27, 2013 were as follows (in thousands):

	Successor
	December 26, 2014			December 27, 2013
	Owned	Capital Leases	Total	Owned	Capital Leases	Total
Land	$696	$—	$696	$696	$—	$696
Building	5,859	—	5,859	5,859	—	5,859
Machinery and equipment	72,460	243	72,703	56,639	770	57,409
Office furniture and equipment	3,649	139	3,788	3,460	139	3,599
Vehicles	4,717	1,258	5,975	4,069	1,258	5,327
Leasehold improvements	14,061	—	14,061	13,378	—	13,378
Construction in progress	107	—	107	165	—	165
Property and equipment, gross	101,549	1,640	103,189	84,266	2,167	86,433
Less: Accumulated depreciation and amortization	(46,715)	(1,630)	(48,345)	(25,840)	(1,928)	(27,768)
Property and equipment, net	$54,834	$10	$54,844	$58,426	$239	$58,665

During 2014, 2013 and 2012, depreciation and amortization expense, which includes amortization of capital leases, was as follows (in thousands):

	Successor			Predecessor
	For the fiscal year ended		For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012
	December 26, 2014	December 27, 2013
Depreciation and amortization expense	$21,197	$21,780	$6,117	$13,135

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes to goodwill during 2014, 2013 and 2012 were as follows (in thousands):

	Successor			Predecessor
	For the fiscal year ended		For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012
	December 26, 2014	December 27, 2013
Balance at beginning of period	$486,439	$486,439	$—	$344,478
Acquisition of Interline Brands, Inc.	—	—	467,385	—
Acquired goodwill	—	—	19,054	1,547
Balance at end of period	$486,439	$486,439	$486,439	$346,025

In connection with the Merger transactions as discussed in Note 3. Transactions, the Company recorded $467.4 million of goodwill as a part of purchase accounting. The acquired goodwill during the period September 8, 2012 through December 28, 2012 primarily relates to the Company's acquisition of JanPak in December of 2012.

As of December 26, 2014 and December 27, 2013, the gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of were as follows (in thousands):

Successor
	December 26, 2014	December 27, 2013
Indefinite-lived
Trademarks	$114,500	$185,600
Definite-lived
Trademarks (1)	3,600	—
Customer relationships	272,400	272,400
Deferred financing costs	30,631	26,935
Other intangible assets, gross	421,131	484,935
Less: Accumulated amortization	(75,817)	(39,889)
Other intangible assets, net	$345,314	$445,046

____________________
(1) Definite-lived trademark assets were fully amortized as of December 26, 2014.

As discussed in Note 3. Transactions, in connection with the Merger transaction, the Company recognized intangible assets related to trademarks and customer relationships. Customer relationships were determined to have an economic useful life of between 7 and 19 years and will be amortized over those periods using an accelerated amortization method. At the time of the Merger, trademarks were determined to have indefinite lives.

During the second quarter of fiscal year 2014, the Company recorded non-cash charges of $67.5 million related to the impairment of certain indefinite-lived trademark assets. These impairments were primarily due to a strategic marketing decision to phase out certain brand names and market the related products under a new consolidated brand name. This decision resulted in a change in the expected useful life of the trademark assets. The impairment charges were determined by comparing the fair value of the trademarks, derived using a discounted cash flow analysis based on the income approach, relief from royalty method, to the current carrying value. Prior to the impairment analysis, the associated trademarks had a carrying value of $71.1 million, and after the

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

impairment charge, the associated trademarks had a remaining carrying value of $3.6 million which was amortized over an estimated definite life of six months.

During 2014, 2013 and 2012, amortization of other intangible assets and amortization of debt financing costs (recorded as a component of interest expense), were as follows (in thousands):

	Successor			Predecessor
	For the fiscal year ended December 26, 2014	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012
Amortization of other intangible assets	$32,617	$28,258	$6,720	$4,572
Amortization of debt financing costs	$4,224	$3,812	$1,165	$985

Expected amortization expense on other intangible assets (excluding deferred financing costs, which will vary depending upon debt payments) for each of the five succeeding fiscal years is expected to be as follows (in thousands):

Fiscal Year	Future Estimated Amortization
2015	$31,467
2016	30,900
2017	25,896
2018	21,723
2019	18,014
Thereafter	80,471
Total	$208,471

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 26, 2014 and December 27, 2013 (in thousands):

	Successor
	December 26, 2014	December 27, 2013
Accrued compensation and benefits	$23,142	$21,435
Litigation-related accrual (1)	39,900	20,500
Purchase card payable	7,262	6,029
Accrued sales tax	6,096	4,691
Accrued insurance liabilities	5,866	5,783
Other (2)	14,006	11,501
Accrued expenses and other current liabilities	$96,272	$69,939
____________________

(1)	Represents amounts recorded in conjunction with the Craftwood Matter, as defined in Note 15. Commitments and Contingencies.

(2)	Amounts within the "Other" category of accrued expenses and other current liabilities were not considered individually significant as of December 26, 2014 and December 27, 2013.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

10. DEBT

The Company's outstanding debt consisted of the following as of December 26, 2014 and December 27, 2013 (in thousands):

	Successor
	December 26, 2014	December 27, 2013
Term Loan Facility(1)	$346,599	$—
ABL Facility	74,000	115,000
OpCo Notes(2)	—	318,347
HoldCo Notes	365,000	365,000
Total debt	785,599	798,347
Less: Current portion	83,500	—
Total long-term debt	$702,099	$798,347
____________________

(1)	As of December 26, 2014, the Term Loan Facility included an unamortized original issue discount of $0.8 million.

(2)
As of December 27, 2013, the OpCo notes included an unamortized fair value premium of $18.3 million recorded as a result of the Merger. On March 26, 2014, Interline New Jersey discharged its remaining obligations under the OpCo Notes.

In November 2010, Interline New Jersey completed a series of refinancing transactions: (1) offered $300.0 million of 7.00% senior subordinated notes due 2018 (the "OpCo Notes") and (2) entered into the predecessor $225.0 million asset-based revolving credit facility. The proceeds from the OpCo Notes were used to redeem the previously held 8 1/8% senior subordinated notes due 2012 and to repay the indebtedness under the prior credit facility. Debt financing costs capitalized in connection with the OpCo Notes were $6.9 million.

As previously discussed in Note 3. Transactions, Interline New Jersey completed the Bond Amendments on June 21, 2012 which increased the interest rate on the OpCo Notes from 7.00% to 7.50% per annum, among other amendments.

On September 7, 2012, in connection with the Merger (discussed in Note 3. Transactions) Interline Delaware issued $365.0 million in aggregate principal amount of 10.00%/10.75% senior notes (the "HoldCo Notes") due November 15, 2018 and capitalized deferred debt financing costs in the amount of $16.7 million. Concurrently with the closing of the Merger, Interline New Jersey and certain of its material wholly-owned domestic subsidiaries, as co-borrowers, entered into a new asset-based senior secured revolving credit facility, dated as of September 7, 2012 (the “ABL Facility”) with a syndicate of lenders that permits revolving borrowings in an aggregate principal amount of up to $275.0 million. Debt financing costs capitalized in connection with the ABL Facility were $5.6 million. Additionally, the Company recorded a loss on the extinguishment of the previous asset-based revolving facility in the amount of $2.2 million, comprised of the write-off of unamortized deferred debt issuance costs.

On March 17, 2014, Interline New Jersey completed the following financing transactions: (1) entered into a first lien term loan under which Interline New Jersey incurred a term loan in an aggregate principal amount of $350.0 million (the "Term Loan Facility") and (2) amended the asset-based senior secured revolving credit facility, by entering into the First Amendment to Credit Agreement to permit the incurrence of the Term Loan Facility and make other changes in connection with the refinancing (the “First ABL Facility Amendment”).

Proceeds from the Term Loan Facility were used to finance the redemption of the OpCo Notes, the repayment of a portion of amounts outstanding under the ABL Facility and the payment of related fees, costs and expenses. In connection with the redemption of the OpCo Notes, the Company recorded a loss on early extinguishment of debt in the amount of $4.3 million during the year ended December 26, 2014. The loss was comprised of $18.6 million in consent solicitation, tender premium, call premium and related transaction costs less a non-cash benefit of $14.3 million associated with the write-off of the unamortized fair value premium of $17.8 million less the write-off of the unamortized deferred debt issuance costs of $3.5 million.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

    On April 8, 2014, Interline New Jersey further amended the ABL Facility by entering into the Second Amendment to Credit Agreement to amend certain pricing terms applicable to the ABL Facility and extend the maturity date to April 8, 2019, at which date the principal amount outstanding under the ABL Facility will be due and payable in full (the “Second ABL Facility Amendment”).

Debt financing costs capitalized in connection with the Term Loan Facility, the First ABL Facility Amendment and the Second ABL Facility Amendment totaled approximately $8.0 million.

On December 10, 2014, Interline New Jersey further amended the ABL Facility to increase the aggregate commitments from $275.0 million to $325.0 million. Except for this commitment increase, no other material terms were modified by the Increase Agreement.

As of December 26, 2014 and December 27, 2013, respectively, Interline New Jersey had $209.7 million and $113.5 million available under the ABL Facility (as defined below). There were $74.0 million and $115.0 million borrowings under the revolving credit facilities as of December 26, 2014 and December 27, 2013, respectively, and total letters of credit issued under the revolving credit facilities were $11.3 million and $10.5 million as of the same dates.

Interline New Jersey and the Company were in compliance with all covenants contained in the ABL Facility, Term Loan Facility and HoldCo Notes as of December 26, 2014.

Subsequent to December 26, 2014, the Company used a combination of cash on hand and borrowings under the recently amended ABL Facility to redeem $80.0 million of the $365.0 million outstanding aggregate principal amount of the HoldCo Notes. Please refer to Note 19. Subsequent Events for additional information.

ABL Facility

The ABL Facility permits revolving borrowings in an aggregate principal amount of up to $325.0 million. In addition, the ABL Facility provides for a sub-limit of borrowings on same-day notice referred to as swingline loans up to $30.0 million and a sub-limit for the issuance of letters of credit up to $45.0 million. Subject to certain conditions, the principal amount of the ABL Facility may be increased from time to time up to an amount which, in the aggregate for all such increases, does not exceed $100.0 million, in $25.0 million increments.

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

From the date of the Second ABL Facility Amendment through the end of Interline New Jersey’s first fiscal quarter after the closing date thereof, borrowings were subject to an interest rate equal to LIBOR plus 1.5% in the case of Eurodollar revolving loans, and an applicable base rate plus 0.5% in the case of Alternate Base Rate (“ABR”) loans.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

As of the end of the first fiscal quarter following the closing of the Second ABL Facility Amendment, the interest rates applicable to obligations under the ABL Facility will be determined as of the end of each fiscal quarter in accordance with applicable rates set forth in the table below, which are generally 0.25% lower than the rates in effect prior to the Second ABL Facility Amendment:

Availability	Revolver ABR Spread	Revolver Eurodollar Spread
Category 1
Greater than $177.3 million	0.25%	1.25%
Category 2
Greater than $88.6 million but less than or equal to $177.3 million	0.50%	1.50%
Category 3
Less than or equal to $88.6 million	0.75%	1.75%

The applicable rates for Category 1 will be available starting in the second fiscal quarter of 2015. The applicable rates for Category 2 and Category 3 are subject to a 0.25% step-down from the spread described above if the fixed charge coverage ratio for the period of four consecutive fiscal quarters ending on the last day of the fiscal quarter most recently ended is greater than 1.75:1.00. This step-down is currently available for Category 3 borrowings and will be available for Category 2 borrowings during the second fiscal quarter of 2015. As of December 26, 2014, the interest rate in effect with respect to the ABL Facility was 1.69% for the Eurodollar revolving loans and 3.75% for the ABR revolving loans.

In addition to paying interest on outstanding principal under the ABL facility, Interline New Jersey is required to pay a commitment fee in respect of unutilized commitments, which is equal to 0.375% per annum for the ABL Facility if utilization is less than 25% of the aggregate commitments and 0.25% per annum if the utilization of the ABL Facility exceeds 25% of the aggregate commitments. The principal balance outstanding may be voluntarily prepaid in advance, without penalty or premium, at any time in whole or in part, subject to certain breakage costs.

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

The First ABL Facility Amendment also released the security interest previously granted by the Company to secure the ABL Facility, subject to a requirement that the Company re-pledge its assets to secure the ABL Facility in the event that the HoldCo Notes are no longer outstanding. Accordingly, while the Company will guaranty both the Term Loan Facility and the ABL Facility, its assets will not be pledged to secure either such facility so long as the HoldCo Notes remain outstanding.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

The ABL Facility also contains restrictive covenants (in each case, subject to exclusions) that limit, among other things, the ability of Interline New Jersey and its restricted subsidiaries to:

•	create, incur, assume or suffer to exist, any liens;

•	create, incur, assume or permit to exist, directly or indirectly, any additional indebtedness;

•	consolidate, merge, amalgamate, liquidate, wind up or dissolve themselves;

•	convey, sell, lease, license, assign, transfer or otherwise dispose of their assets;

•	make certain restricted payments;

•	make certain investments;

•	amend or otherwise alter the terms of documents related to certain subordinated indebtedness;

•	enter into transactions with affiliates; and

•	prepay certain indebtedness.

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

Term Loan Facility

The initial aggregate principal amount of the Term Loan Facility is equal to $350.0 million. The Term Loan Facility allows for incremental increases in an aggregate principal amount of up to (i) $100.0 million plus (ii) the amount as of the date of incurrence that would not cause the First Lien Leverage Ratio to exceed 3.75:1.00. The Term Loan Facility will mature on the earlier of (A) March 17, 2021 and (B) the date which is 91 days prior to the maturity date of the HoldCo Notes.

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

The Term Loan Facility will bear interest, at the borrower’s option, at (i) LIBOR subject to a minimum floor of 1.00%, plus 300 basis points ("LIBO Rate") or (ii) an ABR subject to a minimum floor of 2.0%, plus 200 basis points. In addition, at the closing of the Term Loan Facility, Interline New Jersey paid (in addition to customary fees) an upfront fee equal to 0.25% of the principal amount thereof. As of December 26, 2014, the interest rate in effect with respect to the Term Loan Facility was 4.00% for LIBO Rate borrowings and 5.25% for ABR borrowings.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

The Term Loan Facility does not include any financial covenants; however, it does contain certain restrictive covenants (in each case, subject to exclusions) that limit, among other things, the ability of Interline and the restricted subsidiaries to:

•	create, incur, assume or suffer to exist, any liens;

•	create, incur, assume or permit to exist, directly or indirectly, any additional indebtedness;

•	consolidate, merge, amalgamate, liquidate, wind up or dissolve themselves;

•	convey, sell, lease, license, assign, transfer or otherwise dispose of their assets;

•	make certain restricted payments;

•	make certain investments;

•	amend or otherwise alter the terms of documents related to certain subordinated indebtedness;

•	enter into transactions with affiliates; and

•	prepay certain indebtedness.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

The Company has the option to redeem the HoldCo Notes prior to November 15, 2014 at a redemption price equal to 100% of the principal amount plus a make-whole premium and accrued and unpaid interest to the date of redemption. At any time on or after November 15, 2014, the Company may redeem some or all of the HoldCo Notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest. At any time prior to November 15, 2014, the Company may, from time to time, redeem up to 35% of the aggregate principal amount of the HoldCo Notes with any funds up to an aggregate amount equal to the net cash proceeds received by the Company from certain equity offerings at a price equal to 110.00% of the principal amount of the HoldCo Notes redeemed, plus accrued and unpaid interest and additional interest, if any, to the redemption date, provided that the redemption occurs within 90 days of the closing date of such equity offering, and at least 65% of the aggregate principal amount of the HoldCo Notes remain outstanding immediately thereafter.

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

OpCo Notes

As previously disclosed, Interline New Jersey discharged its remaining obligations under the OpCo Notes on March 26, 2014. Prior to their redemption, the OpCo Notes were unconditionally guaranteed, jointly and severally, by the Company and Interline New Jersey's existing and future domestic subsidiaries that guarantee the ABL Facility (collectively the ''Guarantors''). The OpCo Notes were not guaranteed by any of Interline New Jersey's foreign subsidiaries. While outstanding, interest on the OpCo Notes was payable on May 15 and November 15 of each year.

In connection with the Merger transactions, the OpCo Notes were amended to modify the definition of “Change of Control” and add a definition of “Permitted Holders” in the related indenture, which permitted the Merger to occur without triggering a “Change of Control” under the indenture governing the OpCo Notes. As consideration for these amendments, and in addition to a consent payment of $1.5 million, Interline New Jersey agreed to certain additional amendments that applied from and including the Merger date. These additional amendments included, among other items, increasing the interest rate on the OpCo Notes from 7.00% to 7.50% per annum, increasing the redemption price of the OpCo Notes for certain periods, making the OpCo Notes and the related guarantees rank equal in right of payment to all future incurrences of senior indebtedness (including the ABL Facility) and replacing the restriction on the incurrence of secured indebtedness contained in the anti-layering covenant with a covenant restricting Interline New Jersey and its restricted subsidiaries from incurring liens, other than permitted liens, without equally and ratably securing the OpCo Notes. Additionally, the OpCo Notes were remeasured to the fair value on the date of the Merger, which resulted in a premium of $22.5 million that was amortized through interest expense using the effective interest method over the term of the OpCo Notes. Debt financing costs capitalized in connection with the modification of the OpCo Notes were $4.4 million, and the unamortized balance of the originally capitalized debt financing costs of $5.7 million were allocated to goodwill in connection with purchase accounting.

11. RELATED PARTY TRANSACTIONS

Transactions with Principal Owners

Subsequent to the Merger, all of the Company's outstanding stock became privately held by certain affiliates of Goldman, Sachs & Co., including GS Capital Partners VI Fund, L.P. and its related entities, and P2 Capital Partners, LLC and its related entities (collectively, the "Sponsors"), and certain members of Company management. In conjunction with the financing transactions, the Company paid approximately $2.6 million to Goldman, Sachs & Co. for underwriting services rendered in connection with the Term Loan Facility and tender fees incurred as the lead agent on the OpCo Notes redemption. Please refer to Note 10. Debt for additional information related to the financing transactions and the related redemption of the OpCo Notes.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

12. STOCKHOLDER'S EQUITY

Common Stock

In connection with the Merger (as defined in Note 3. Transactions), each share of common stock of Interline was canceled on September 7, 2012, and converted automatically into a right to receive $25.50 in cash, without interest. As a result of the Merger, Interline's common stock became privately-held.

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

Purchases of Equity Securities by the Issuer

Purchases of equity securities by the Company during fiscal year ended December 26, 2014 represent shares tendered in satisfaction of the exercise price and tax withholding obligations related to the non-cash exercise of stock options during the period. There were no share repurchases during fiscal years 2013 or 2012.

Other Comprehensive Income

Comprehensive income refers to net income plus revenues, expenses, gains and losses that are recorded directly as an adjustment to stockholders' equity, net of tax, including changes in employee benefit plan obligations and foreign currency translation.

Accumulated other comprehensive income is comprised entirely of foreign currency translation adjustments as of December 26, 2014 and December 27, 2013.

13. SHARE-BASED COMPENSATION

Total compensation cost and income tax benefits recognized in the consolidated statements of operations during 2014, 2013, and 2012 for the Company's share-based awards were as follows (in thousands):

	Successor				Predecessor
	For the fiscal year ended		For the period September 8, 2012 through December 28, 2012		For the period December 31, 2011 through September 7, 2012
	December 26, 2014	December 27, 2013
Share-based compensation expense	$3,720	$5,330	$9,958	(1)	$15,169
Income tax benefits	$1,463	$2,095	$3,892		$5,955
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

As of December 26, 2014, there was $8.6 million of total unrecognized share-based compensation expense related to unvested share-based payment awards. The expense is expected to be recognized over a weighted-average period of 1.23 years.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

Current Equity Compensation Plan

On September 7, 2012 the Board adopted the Interline Brands, Inc. 2012 Option Plan, as amended (the “2012 Plan”), for the benefit of certain employees and directors of the Company. The 2012 Plan is administered by the Compensation Committee of the Board (the "Compensation Committee"), pursuant to which grants may be made in the form of stock options, restricted stock and restricted stock units. Subject to adjustment as provided in the plan, 172,766 shares of the Company's common stock are reserved and available for issuance pursuant to equity awards granted under the 2012 Plan as of December 26, 2014. Stock options available under the 2012 Plan include time-vested and performance-vested awards.

The 2012 Plan will terminate on September 7, 2022. However, the Board may suspend, amend, alter, discontinue or terminate the 2012 Plan prior to the termination date, except as provided in the 2012 Plan. Awards granted prior to the termination of the 2012 Plan may extend beyond the date of such termination. During fiscal years 2014 and 2013, 9,363 and 12,584 time-based option awards and 9,363 and 8,663 performance-based stock options were granted, respectively. During the period from September 7, 2012 through December 28, 2012, 73,954 time-based option awards and 73,954 performance-based stock options were granted. As of December 26, 2014, 1,603 shares of common stock were available for future grant.

Time-Vested Option Award Agreements

Subject to an optionee’s continued employment (except as described below), options granted under these agreements vest incrementally at twenty percent (20.0%) of the time-vested options over a period of five years upon each anniversary of the grant date, with accelerated vesting upon a change in control of the Company. Upon the optionee’s termination for cause, any unexercised portion of the option, whether or not vested, will terminate. The optionee is subject to covenants restricting competition with the Company and solicitation of employees and customers of the Company during the optionee’s term of employment and for a period of time thereafter.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

The Black-Scholes weighted-average assumptions for the 2012 Plan were as follows:

	Successor
	For the fiscal year ended				For the period September 8, 2012 through December 28, 2012
	December 26, 2014		December 27, 2013
	Time-Based Awards	Performance-Based Awards	Time-Based Awards	Performance-Based Awards	Time and Performance-Based Awards
Exercise price	$311.00	$311.00	$255.00	$255.00	$255.00
Expected volatility	48.3%	48.2%	48.6%	49.1%	49.2%
Expected dividends	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.2%	2.1%	1.4%	1.4%	0.9%
Expected life (in years)	6.5	6.3	6.5	6.2	6.3

The weighted-average fair value per option of stock options granted during fiscal years ended December 26, 2014 and December 27, 2013 was $113.78 and $124.42 for time-based options and $111.66 and $122.79 for performance-based options, respectively. The weighted-average fair value per option of stock options granted during the period from September 8, 2012 through December 28, 2012 for both time and performance-based options was $122.07.

A summary of stock options activity under the 2012 Plan from December 28, 2012 through December 26, 2014 is presented below:

	Successor
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Outstanding at December 28, 2012	198,753	$219.72	8.0	$7,013
Granted	21,247	255.00
Exercised	—	—
Forfeited	4,571	255.00
Outstanding at December 27, 2013	215,429	$222.45	7.2	$7,013
Granted	18,726	311.00
Exercised	20,818	152.01
Forfeited	12,146	255.00
Outstanding at December 26, 2014	201,191	$236.01	7.0	$15,087
Vested or expected to vest at December 26, 2014	200,385	$228.17	6.4	$18,448
Exercisable at December 26, 2014	105,539	$209.86	5.9	$10,674
____________________

(1)	The aggregate intrinsic value represents the amount by which the fair value of the underlying stock at period end exceeds the stock option exercise price.

Proceeds from stock options exercised during the fiscal year ended December 26, 2014 were $2.6 million. There were no stock options exercised during the fiscal year ended December 27, 2013.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

Restricted Stock And Restricted Stock Units

Restricted stock awards and restricted stock units vest based on time and performance conditions that are determined by the Compensation Committee and set forth in the applicable awards agreement at the time of issuance. The Company measures the fair value of restricted stock and restricted stock units on the date of grant with the related compensation expenses recognized on a straight-line basis over the vesting period, net of estimated forfeitures. For immediate vesting terms, the aggregate compensation expense is recognized on the date of grant.

During the fiscal year ended December 26, 2014, the Company issued 115 shares of common stock as a result of fully-vested restricted stock awards granted during the period. Share-based compensation expense was determined based on a share price of $311.00, the estimated fair value of the Company's common stock as of the grant dates. The total fair value of restricted stock vested during the fiscal year ended December 26, 2014 was less than $0.1 million.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

The fair values of stock options were estimated using the Black-Scholes option-pricing model. Expected volatility was based on historical performance of the Company's stock. The Company also considered historical data to estimate the timing and amount of stock option exercises and forfeitures. The expected life represented the period of time that stock options were expected to remain outstanding and was based on the contractual term of the stock options and expected exercise behavior. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected option life assumed at the date of grant. The Black-Scholes weighted-average assumptions were as follows:

Predecessor
For the period December 31, 2011 through September 7, 2012
Expected volatility	43.5%
Expected dividends	0.0%
Risk-free interest rate	0.8%
Expected life (in years)	5.0

The weighted-average fair value per option of stock options granted during the period December 31, 2011 through September 7, 2012 was $7.84.

During the period from December 31, 2011 through September 7, 2012, there were 156,297 stock options exercised with an intrinsic value of $1.4 million. Total intrinsic value represents the difference between the exercise price and the market price on the date of exercise. Proceeds from stock options exercised during the period from December 31, 2011 through September 7, 2012 were $2.2 million.

In connection with the Merger, 2,560,744 options were exercised, with an aggregate intrinsic value of $16.9 million, and 171,881 options were canceled. Subsequent to the Merger, 508,449 options were outstanding with a weighted-average exercise price of $11.71, a weighted-average contractual term of 3.12 years and an aggregate intrinsic value of $7.0 million. In connection with the Merger, these 508,449 options were rolled into the new Company at a 10:1 ratio resulting in 50,845 options with a weighted-average exercise price of $117.07.

Restricted Stock, Restricted Share Units and Deferred Stock Units

The share-based compensation expense associated with the restricted stock was based on the quoted market price of the Company's shares of common stock on the date of grant. One-half of the restricted stock awards granted to employees vested evenly over three years and one-half vested evenly over five years.

RSUs granted under the 2004 Plan to management did not have an exercise price. The share-based compensation expense associated with the RSUs was based on the quoted market price of the Company's shares of common stock on the date of grant. Depending on the grant, (1) one-half of the RSUs vested on the second grant date anniversary provided that certain pre-established annual percentage increases in specific Company-wide metrics, such as EBITDA, was attained and one-half vested evenly over three years; or (2) one-half of the RSUs vested evenly over two years and one-half vested evenly over three years; or (3) one-third of the RSUs vested evenly over each of the first three years following the date of grant; or (4) one-half of the RSUs vested evenly over three years and one-half vested evenly over five years; or (5) on the earlier of: (A) the fourth grant date anniversary, provided that the average daily closing price of a share of the Company's common stock during any 20-consecutive-trading-day period (“Average Closing Price”) commencing on or after the grant date equaled or exceeded a specified amount prior to the fourth grant date anniversary; or (B) the date that is the later of: (x) the date on which the Average Closing Price equaled or exceeded a higher specified amount and (y) the fifth grant date anniversary of the Transaction Date, provided that it occurred no later than the seventh grant date anniversary. Under all vesting schedules, the RSUs only vested provided the grantee's service to the Company had not terminated prior to the vesting date.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

DSUs granted under the 2004 Plan to non-employee directors did not have an exercise price. The share-based compensation expense associated with the DSUs was based on the quoted market price of the Company's shares of common stock on the date of grant. DSUs vested on the grant date or evenly over the non-employee directors' current service terms, depending on the grant. All DSUs were to be settled in shares of the Company's common stock upon termination of the non-employee directors' service or one year after termination of the non-employee directors' service, depending on the grant.

The total fair value of restricted stock vested during the period December 31, 2011 through September 7, 2012 was less than $0.1 million. The total fair value of RSUs vested during the period December 31, 2011 through September 7, 2012 was $4.7 million. The total fair value of deferred stock units vested during the period from December 31, 2011 through September 7, 2012 was $0.2 million.

In connection with the Merger, all outstanding restricted share units and deferred stock units vested with a fair value of $14.7 million and $3.5 million, respectively. Subsequent to the Merger, there were no restricted stock, restricted shares units or deferred stock units outstanding.

14. EMPLOYEE BENEFIT PLAN

The Company has a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code. Pursuant to the 401(k) plan, the Company matches employee contributions at a rate of 25% of the first 5% contributed by the employees, up to a maximum of $3,250 per employee. Company contributions to the 401(k) plan were as follows (in thousands):

	Successor			Predecessor
	For the fiscal year ended		For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012
	December 26, 2014	December 27, 2013
Company contributions	$1,457	$1,384	$371	$819

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

15. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facilities, vehicles, and other equipment under operating and capital leases expiring at various dates through 2024. Minimum future rental payments under these operating and capital leases as of December 26, 2014 are as follows (in thousands):

	Successor
Fiscal Year	Operating	Capital
2015	$33,755	$10
2016	28,583	—
2017	21,545	—
2018	14,653	—
2019	6,697	—
Thereafter	11,379	—
Total payments	$116,612	10
Less: Amount representing interest		—
Present value of minimum lease payments		10
Less: Current portion		(10)
Long term portion		$—

Certain of the leases provide that the Company pays taxes, insurance and other operating expenses applicable to the leased premises. Rent expense under all operating leases was as follows (in thousands):

	Successor			Predecessor
	For the fiscal year ended		For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012
	December 26, 2014	December 27, 2013
Rent expense	$46,628	$44,890	$11,655	$25,541

Employment Agreements

The Company has employment agreements with certain officers and employees totaling combined salaries of $6.0 million, plus bonuses and subject to adjustments.

Contingent Liabilities

As of December 26, 2014 and December 27, 2013, the Company was contingently liable for outstanding letters of credit aggregating to $11.3 million and $10.5 million, respectively.

Legal Proceedings

In May 2011, the Company was named as a defendant in the case of Craftwood Lumber Company v. Interline Brands, Inc. ("Craftwood Matter"), filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, and subsequently removed to the United States District Court for the Northern District of Illinois. The complaint alleges that the Company sent unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“Junk Fax Act”). At the time of filing the initial complaint in state court, the plaintiff also filed a motion

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from the Company during the four-year statute of limitations period. In its amended complaint filed in the United States District Court, the plaintiff seeks preliminary and permanent injunctive relief enjoining the Company from violating the Junk Fax Act, as well as statutory damages for each fax transmission found to be in violation of the Junk Fax Act. In light of the Company's assessment of potential legal risks associated with the Craftwood Matter, the Company recorded a pre-tax charge in the amount of $20.5 million in the third quarter of 2013. In the fourth quarter of 2014, the Company filed a joint notice of settlement with the Court for aggregate consideration in the amount of $40.0 million. The settlement has been preliminarily approved by the Court and is awaiting final approval.

As a result of the executed settlement agreement, the Company recorded an additional pre-tax charge in the amount of $19.5 million during the fiscal year ended December 26, 2014. Estimated charges recorded in conjunction with the Craftwood Matter were included in selling, general and administrative expenses in the statements of operations during the respective fiscal years. The litigation-related accrual of $39.9 million and $20.5 million were included in accrued expenses and other current liabilities in the consolidated balance sheets as of December 26, 2014 and December 27, 2013.

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

16. INTEREST AND OTHER INCOME

Interest and other income consisted of the following during 2014, 2013 and 2012 (in thousands):

	Successor			Predecessor
	For the fiscal year ended December 26, 2014	For the fiscal year ended December 27, 2013	For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012
Interest income	$79	$45	$15	$18
Other income	904	1,535	578	1,481
Interest and other income	$983	$1,580	$593	$1,499

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

17. INCOME TAXES

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2013 and is no longer subject to state and local, or foreign income tax examinations by tax authorities for years before 2011.

The (benefit) provision for income taxes for 2014, 2013 and 2012, is as follows (in thousands):

	Successor			Predecessor
	For the fiscal year ended		For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012
	December 26, 2014	December 27, 2013
Current:
Federal	$12,012	$7,973	$(15,232)	$3,150
State	1,381	507	2,656	383
Foreign	(22)	52	78	176
	13,371	8,532	(12,498)	3,709
Deferred:
Federal	(39,694)	(14,243)	4,744	6,842
State	(4,634)	(5,287)	(2,749)	833
Foreign	(9)	151	—	—
	(44,337)	(19,379)	1,995	7,675
	$(30,966)	$(10,847)	$(10,503)	$11,384

As of December 26, 2014, the approximate amount of earnings of foreign subsidiaries that the Company considers permanently reinvested and for which deferred taxes have not been provided was $14.4 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax impact if such earnings were not permanently reinvested.

The Company no longer has foreign tax credits that may be used to offset future foreign source income taxable in the U.S.

The components of (loss) income before income taxes for 2014, 2013 and 2012 were as follows (in thousands):

	Successor			Predecessor
	For the fiscal year ended		For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012
	December 26, 2014	December 27, 2013
United States	$(77,759)	$(17,312)	$(39,202)	$23,581
Foreign	(279)	125	255	627
Total	$(78,038)	$(17,187)	$(38,947)	$24,208

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

The reconciliation of the provision for income taxes at the federal statutory tax rate to the provision for income taxes for 2014, 2013 and 2012 is as follows:

	Successor			Predecessor
	For the fiscal year ended		For the period September 8, 2012 through December 28, 2012	For the period December 31, 2011 through September 7, 2012
	December 26, 2014	December 27, 2013
Federal statutory tax rate	35.00%	35.00%	35.00%	35.00%
Provision to return true ups	1.72	29.33	3.19	0.93
State and local income taxes, net of Federal benefit	3.46	0.65	(0.56)	4.92
Foreign income taxes	(0.07)	(0.04)	0.03	(0.18)
Merger related expenses	—	(0.14)	(10.38)	5.73
Nondeductible expenses and other	(0.43)	(1.69)	(0.31)	0.63
	39.68%	63.11%	26.97%	47.03%

Deferred income taxes result primarily from temporary differences in the recognition of certain expenses for financial and income tax reporting purposes. The components of the Company's deferred tax assets and liabilities as of December 26, 2014 and December 27, 2013 consist of the following (in thousands):

	Successor
	December 26, 2014	December 27, 2013
Deferred tax assets:
Litigation related accrual	$15,973	$8,057
Inventories	6,743	7,515
Share-based compensation	7,064	6,482
Net operating loss and tax credit carryforwards	2,333	2,361
Accrued workers compensation	2,307	2,273
Accrued bonus	2,062	1,615
Accrued vacation	1,465	1,407
Allowance for doubtful accounts	1,462	1,338
Lease incentive obligation	890	1,208
Deferred rent	784	554
Other	616	605
Total deferred tax assets	41,699	33,415
Deferred tax liabilities:
Intangibles	(114,610)	(149,114)
Depreciation	(8,955)	(10,263)
Other	(4,202)	(4,443)
Total deferred tax liabilities	(127,767)	(163,820)
Net deferred tax liabilities	$(86,068)	$(130,405)

At December 26, 2014, the Company had $1.9 million of state operating loss carryforwards related primarily to the Merger transaction that will expire at various dates through 2033.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

Unrecognized Tax Benefits

In accordance with U.S. GAAP, the Company will recognize the impact of a tax position if a position is "more likely than not" to prevail.

A reconciliation of the beginning and ending unrecognized tax benefits for the fiscal years ended December 26, 2014 and December 27, 2013 and for the period from September 8, 2012 through December 28, 2012 is as follows (in thousands):

	Successor
	For the fiscal year ended		For the period September 8, 2012 through December 28, 2012
	December 26, 2014	December 27, 2013
Balance at beginning of period	$249	$1,535	$152
Increases related to prior year tax positions	8	45	817
Increases related to current year tax positions	153	52	566
Decreases related to prior year tax positions	—	(1,383)	—
Balance at end of period	$410	$249	$1,535

There were no material uncertain tax positions as of September 7, 2012.

The unrecognized tax benefit, if recognized, would not have a material effect on the effective tax rate at December 26, 2014.

The Company recognizes potential penalties and interest related to unrecognized tax benefits within its statements of operations as selling, general and administrative expenses and interest expense, respectively. To the extent penalties and interest are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of selling, general and administrative expenses and interest expense, respectively. Interest expense for the year ended December 26, 2014 was not material.
The unrecognized tax benefit with respect to certain of the Company's tax positions may increase or decrease over the next twelve months; however, management does not expect the change, if any, to have a material effect on the Company's financial position or results of operations within the next twelve months.
During 2014, the IRS concluded the examination of the Company's federal income tax return for the fiscal year 2012. The exam resulted in additional refunds received for carryback of credits. During 2013, the IRS concluded the examination of the Company's federal income tax return for the fiscal years 2009-2010. The exam resulted in an immaterial adjustment, which is reflected in the above deferred balances.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 26, 2014 and December 27, 2013 (Successor) and the periods September 8, 2012 to December 28, 2012 (Successor) and December 31, 2011 to September 7, 2012 (Predecessor)

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company's quarterly results of operations for 2014 and 2013 (in thousands):

	Successor
	First Quarter		Second Quarter		Third Quarter	Fourth Quarter	Total Fiscal Year
Fiscal year 2014
Net sales	$392,469		$425,542		$442,445	$415,765	$1,676,221
Gross profit	135,790		145,570		154,399	145,884	581,643
Net (loss) income	(6,094)	(1)	(38,577)	(2)	7,198	(9,599)	(47,072)
Fiscal year 2013
Net sales	380,753		405,706		421,541	390,055	1,598,055
Gross profit	131,696		138,333		146,978	135,964	552,971
Net (loss) income	$(1,480)		$1,172		$(7,206)	$1,174	$(6,340)
____________________
(1) Net loss for the first quarter of 2014 includes a loss on extinguishment of debt of $4.2 million recorded in connection with the redemption of the OpCo Notes and the related financing transactions. Refer to the Note 10. Debt for additional information.
(2) Net loss for the second quarter of 2014 includes non-cash charges of $67.5 million related to the impairment of certain indefinite-lived trademark assets. These impairments were primarily due to a strategic marketing decision to phase out certain brand names which resulted in a change in the expected useful life of the intangible assets. Refer to the Note 8. Goodwill and Other Intangible Assets for additional information related to the impairment charges.

19. Subsequent Events

On December 30, 2014, the Company used a combination of cash on hand and borrowings under the recently amended ABL Facility to redeem $80.0 million of the $365.0 million outstanding aggregate principal amount of the HoldCo Notes at a redemption price of 105% of the outstanding aggregate principal amount to be redeemed, plus accrued and unpaid interest through the redemption date. In connection with the redemption of the HoldCo Notes, the Company recorded a loss on early extinguishment of debt in the amount of $6.6 million which will be included in the statement of operations for the three months ended March 27, 2015. The loss was comprised of $4.0 million in tender premium and related transactions costs and the write-off of the unamortized deferred debt issuance costs of $2.6 million. Please refer to Note 10. Debt for additional information related to the Company's outstanding debt obligations.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 26, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 26, 2014, our disclosure controls and procedures were effective to ensure that: (1) material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 26, 2014.

Changes in Internal Control over Financial Reporting

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (the “2013 framework”).  Originally issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application.
During the fourth quarter of fiscal year 2014, the Company transitioned to the 2013 framework. No other changes in our internal control over financial reporting occurred during the quarter ended December 26, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Our disclosure controls are designed to provide reasonable assurance of achieving their objectives. Based on our evaluation of the effectiveness of our internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 26, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The names of our current directors, along with their present positions and qualifications, their principal occupations and directorships held with public corporations during the past five years and their ages as of February 25, 2015 are set forth below:

Name	Age	Position
Michael J. Grebe	57	Chairman of the Board and Chief Executive Officer
Kenneth D. Sweder	45	Director, President and Chief Operating Officer
Ann Berry	33	Director
Christopher Crampton	36	Director
Bradley Gross	42	Director
Dennis J. Letham	63	Director
Sanjeev Mehra	56	Director
Claus J. Moller	51	Director
Jozef Opdeweegh	48	Director
Joshua D. Paulson	37	Director

Director Backgrounds and Qualifications

Unless otherwise indicated, the business experience of our directors described below represents their experience over at least the last five years.

Michael J. Grebe has served as Chairman of the Board of Directors of Interline since January 2007; as a director of Interline since June 2004; as Chairman of the Board of Directors of Interline New Jersey since January 2007; as a director of Interline New Jersey since May 2000; and as Chief Executive Officer of Interline and Interline New Jersey since June 2004. Mr. Grebe has also previously served as President of Interline and Interline New Jersey and as Chief Operating Officer of Interline New Jersey. Prior to joining Interline, Mr. Grebe served as a Group Vice President of Airgas, Inc. (“Airgas”) a distributor of industrial gases, from 1997 to 1998. Mr. Grebe joined Airgas following its acquisition of IPCO Safety, Inc., a national distributor of industrial safety supplies, where he served as President from 1991 to 1996. Mr. Grebe also serves on the Boards of Directors of SRS Distribution, Inc. and Baptist Health System, Inc. Mr. Grebe's qualifications to serve on our Board of Directors include his more than 20 years of experience serving in senior-level leadership positions in distribution companies, and his more than 10 years of experience serving as CEO, President and/or COO of Interline and Interline New Jersey.

Kenneth D. Sweder has served as a director of Interline since September 2012, as President of Interline and Interline New Jersey since February 2011, and as Chief Operating Officer of Interline and Interline New Jersey since October 2008. Mr. Sweder also previously served as Chief Merchandising Officer of Interline and Interline New Jersey from April 2007 to August 2013. Prior to joining Interline, Mr. Sweder was the First Vice President of Property Operations Strategy at Equity Residential Properties from June 2004 to April 2007, a management consultant at Bain & Company from June 2000 to May 2004, and in various positions within the National Corporate Banking division of PNC Bank from July 1991 to May 2000, most recently as Vice President. Mr. Sweder's qualifications to serve on our Board of Directors include his extensive knowledge of our business, industry and operations; high level of financial and capital markets literacy; deep acquisition and integration expertise; and significant experience with our sales, marketing and technology platforms.

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

Bradley Gross has served as a director of Interline and Interline New Jersey since September 2012. Mr. Gross is a Managing Director of Goldman, Sachs & Co. Mr. Gross joined Goldman, Sachs & Co. in the Real Estate Principal Investment Area in 1995 and joined the Principal Investment Area in 2000. Mr. Gross currently serves as a director of Americold Realty Trust, Griffon Corporation, ProQuest Holdings, LLC and PSAV Holdings LLC. Within the past five years, he has served as a director of Aeroflex Holding Corp., First Aviation Services, Inc., Flynn Restaurant Group LLC, Capmark Financial Group, and Cequel Communications, LLC. Mr. Gross' qualifications to serve on our Board of Directors are described below.

Dennis J. Letham has served as a director of Interline since March 2013. From 1995 until his retirement in 2011, Mr. Letham served as Executive Vice President, Finance and Chief Financial Officer of Anixter International, Inc. During 1993 to 1995, Mr. Letham served as Executive Vice President and Chief Financial Officer of Anixter, Inc., the principal operating subsidiary of Anixter International, Inc. Prior to joining Anixter, Mr. Letham served in various leadership positions during his 10-year career with National Intergroup, Inc. Mr. Letham began his career with Arthur Andersen & Co. where he held progressive responsibilities in the Audit Department. Mr. Letham also serves on the Board of Directors of Tenneco, Inc. and chairs its Audit Committee. Mr. Letham's qualifications to serve on our Board of Directors include his prior experience as a Chief Financial Officer of a large public distribution company, and his extensive experience in complex financial, accounting and operational issues.

Sanjeev Mehra has served as a director of Interline since September 2012. Mr. Mehra serves as Vice Chairman of Goldman, Sachs's private equity business and has been a partner of Goldman, Sachs & Co. since 1998 and a Managing Director of its Merchant Banking Division since 1996. He also serves as a director of ARAMARK Corporation, SunGard Data Systems, Inc., Sigma Electric, Max India Limited and TVS Logistics Services Limited, and in the past five years has served as a director of KAR Auction Services, Inc., Hawker Beechcraft, Inc., First Aviation Services, Inc., Adam Aircraft Industries, Inc. and Burger King Holdings, Inc. Mr. Mehra's qualifications to serve on our Board of Directors are described below.

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

Our Executive Officers
The following table sets forth the name, age and positions, as of February 25, 2015, of individuals who are currently executive officers of the Company. To our knowledge, there are no family relationships between any director or executive officer and any other director or executive officer of the Company.

Name	Age	Position
Michael J. Grebe	57	Chairman of the Board and Chief Executive Officer
Kenneth D. Sweder	45	Director, President and Chief Operating Officer
Michael Agliata	41	Vice President, General Counsel and Secretary
Jonathan S. Bennett	46	Chief Merchandising Officer
Lucretia D. Doblado	51	Chief Information Officer
Kevin O'Meara	52	Senior Vice President, Operations
Federico L. Pensotti	47	Chief Financial Officer
David C. Serrano	51	Chief Accounting Officer and Corporate Controller

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

Jonathan S. Bennett has served as Chief Merchandising Officer of Interline and Interline New Jersey since August 2013. Prior to joining Interline, Mr. Bennett served in various leadership positions with The Home Depot from 2002 to January 2013, most recently as Vice President, Pricing and Analytics. Mr. Bennett also worked as Project Leader for the Boston Consulting Group from 1999 through 2003, and as an attorney with the law firm of Davis, Polk and Wardwell from 1994 to 1999.

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

Federico L. Pensotti has served as Chief Financial Officer of Interline and Interline New Jersey since May 2014. Prior to joining Interline, Mr. Pensotti served as the Senior Vice President, Finance and Corporate Controller at Sabre Corporation, a leading technology provider to the global travel and tourism industry from 2009 to 2014. During his time at Sabre Corporation, from 1999 to 2014, he held various positions including Vice President and Treasurer, Chief Financial Officer over several of Sabre's business segments, including Sabre Travel Network, Sabre Airline Solutions, and Travelocity. From 2004 2009, Mr. Pensotti held various positions of progressive responsibility at American Airlines in the areas of Airline Profitability Analysis, Financial and Capital

Planning, and Corporate Finance/Treasury. Mr. Pensotti started his career in 1989 as a securities and investment portfolio analyst at Eagle Management and Trust Company.

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

DIRECTOR COMPENSATION

The Sponsors appointed Ann Berry, Christopher Crampton, Bradley Gross, Sanjeev Mehra, Claus J. Moller, and Joshua D. Paulson (together, the “Sponsor Appointees”) to serve on the Board with Michael J. Grebe and Kenneth D. Sweder. None of the Sponsor Appointees, Mr. Grebe or Mr. Sweder is individually compensated by the Company for service on the Board.

Jozef Opdeweegh and Dennis J. Letham joined the Board as independent directors in 2013. Mr. Opdeweegh and Mr. Letham each receive an annual retainer of $40,000. Mr. Letham also receives an annual fee of $20,000 for serving as the Chair of the Audit Committee, and Mr. Opdeweegh receives an annual fee of $7,500 for serving as a member of the Compensation Committee. All fees are payable in equal installments on a quarterly basis. Upon joining our Board in 2013, Messrs. Letham and Opdeweegh were also each granted 1,961 time-based stock options with an exercise price of $255.00 per share. These options vest in equal increments of 20% of the total stock option grant on each of the first, second, third, fourth and fifth anniversaries of the date of grant, subject to continued service on our Board. No stock options or other stock awards were granted to our directors in 2014.

No additional fees are paid to directors for attendance at Board or committee meetings. For the independent directors, all director compensation is contingent upon a director attending a minimum of 75% of our regular meetings (in person or telephonically) each year.

The following table summarizes the fees and other compensation that our non-employee directors earned for services as members of the Board of Directors and any committee of the Board of Directors for the fiscal year ended December 26, 2014.

Name	Fees Earned or Paid in Cash	Option Awards		Total
Ann Berry(1)	$—	$—		$—
Christopher Crampton(1)	$—	$—		$—
Bradley Gross(1)	$—	$—		$—
Dennis J. Letham	$60,000	$—	(2)	$60,000
Sanjeev Mehra(1)	$—	$—		$—
Claus J. Moller(1)	$—	$—		$—
Jozef Opdeweegh	$47,500	$—	(2)	$47,500
Joshua D. Paulson(1)	$—	$—		$—
____________________

(1)	Each of these directors was appointed by the Sponsors to serve on the Board effective as of September 7, 2012. These directors were not compensated for their service on the Board in 2014.

(2)
As of December 26, 2014, Messrs. Letham and Opdeweegh each held options to purchase 1,961 shares of common stock, 392 of which are vested. No other directors held any outstanding option or stock awards as of that date.

COMPENSATION COMMITTEE REPORT

The following report of the Compensation Committee does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other filing by Interline under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The Compensation Committee of the Board of Directors reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Form 10-K for the year ended December 26, 2014, as filed with the SEC.

COMPENSATION COMMITTEE
Mr. Bradley Gross, Chairman
Mr. Christopher Crampton
Mr. Jozef Opdeweegh
Mr. Joshua D. Paulson

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion describes our executive compensation philosophy and compensation programs, and how they are applied to our CEO, to both of the executives who served as our CFO in 2014 and to our other executive officers whose compensation is listed in the Summary Compensation Table and discussed below (our “named executive officers”).

General Compensation Philosophy

Our compensation program is designed to:

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
Our compensation program is also designed to align management's incentives with the long-term interests of our shareholders. We believe we can best increase our shareholders' value over the long-term by attaining earnings growth through increased sales, improved gross margins and lower operating costs. Accordingly, our annual non-equity incentive compensation program for our named executive officers is designed to reward achievement of earnings growth-based performance targets as well as achievement by each individual of his personal performance objectives.

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

For 2014, the base salaries for our named executive officers were increased, or otherwise remained unchanged, as set forth below and were implemented in the normal course in 2014:

Named Executive Officer and Principal Position	2014 Base Salary	2013 Base Salary
Michael J. Grebe (1)	$695,000	$695,000
Chairman and Chief Executive Officer
Federico L. Pensotti (2)	$375,000	$—
Chief Financial Officer
John K. Bakewell (3)	$375,000	$375,000
Former Chief Financial Officer
Kenneth D. Sweder	$500,000	$466,796
President and Chief Operating Officer
Kevin O'Meara (4)	$260,000	$—
Senior Vice President, Operations
Jonathan S. Bennett	$307,500	$292,500
Chief Merchandising Officer
____________________

(1)	Mr. Grebe did not accept a merit increase for himself in 2014.

(2)	Mr. Pensotti joined the Company effective May 19, 2014.

(3)	Mr. Bakewell resigned from the Company effective May 16, 2014.

(4)	Mr. O'Meara joined the Company effective January 28, 2014.

We believe our base salary structure provides a framework for an equitable compensation ratio between executives, with higher salaries for jobs having greater duties and responsibilities. The amount of base salary is taken into account and affects the amount of annual bonuses for our named executive officers, because the target annual bonus for each of our named executive officers is expressed as a specified percentage of his base salary.

Annual Non-Equity Incentive Compensation (Annual Bonus)

Our annual non-equity incentive compensation awarded under the Executive Cash Incentive Plan (the “ECIP”) is intended to motivate and reward performance by providing cash bonus payments based upon meeting or exceeding performance goals. Upon achievement of the established performance goals, individual awards are determined as variable percentages of the executives' base salaries, depending on the extent to which performance goals are attained. The Compensation Committee determines achievement of performance under the ECIP based on achievement of (i) Company performance targets and (ii) individual performance goals. For 2014, the ECIP Company performance targets were based on achievement of fiscal 2014 Further Adjusted EBITDA of $144.0 million, with a sliding scale applying to over or under-achievement.

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

As a result of the Company’s performance during fiscal 2014, our named executive officers were determined to have achieved 80% of the Further Adjusted EBITDA component of their annual bonuses for 2014.

After determining the extent to which the individual performance goals under the ECIP's discretionary component were met, the Compensation Committee determined to pay annual bonus amounts as set forth in the Summary Compensation Table below. The threshold, target and maximum amounts of the 2014 annual bonus that were possible to be earned during 2014 are set forth in the Grants of Plan-Based Awards Table, and the actual amounts earned are set forth in the Summary Compensation Table.

For the 2014 fiscal year, the threshold, target and maximum bonuses (as a percentage of base salary) that could have been earned by our named executive officers were as follows:

Name	Threshold	Target	Maximum
Michael J. Grebe	37.50%	100%	200%
Federico L. Pensotti (1)	18.75%	50%	200%
John K. Bakewell (2)	18.75%	50%	200%
Kenneth D. Sweder (3)	37.50%	100%	200%
Kevin O'Meara (4)	3.75%	40%	200%
Jonathan S. Bennett	3.75%	45%	200%
____________________

(1)	Mr. Pensotti joined the Company effective May 19, 2014.

(2)	Mr. Bakewell resigned from the Company effective May 16, 2014.

(3)	Mr. Sweder's annual bonus is payable 75% in the form of cash and 25% in the form of restricted stock.

(4)	Mr. O'Meara joined the Company effective January 28, 2014.

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

The discretionary component comprises 25% of each named executive officer’s annual bonus, with the exceptions of Messrs. Bennett and O'Meara, whose annual bonuses have the following components: (i) achievement of specific business objectives (75%) and (ii) achievement of the annual Further Adjusted EBITDA target (25%). For each of our named executive officers, the discretionary component was based on the achievement of individual objectives, which objectives were agreed upon with the CEO (other than the CEO's own objectives, which were set by the Compensation Committee). Individual performance objectives generally focused on:

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

The Compensation Committee determined that no discretionary bonuses were earned under the annual bonus plan for 2014. A summary of the annual bonuses paid to our named executive officers, as approved by the Compensation Committee, is set forth in the Summary Compensation Table below. The threshold, target and maximum amounts of the 2014 annual bonus that were possible to be earned are set forth in the Grants of Plan-Based Awards Table, and the actual amounts earned are set forth in the Summary Compensation Table.

New Hire Bonus

In connection with the commencing employment with the Company, Mr. Pensotti received a lump sum equal to $100,000, which was given to help make Mr. Pensotti whole for lost equity and to entice him to join the Company.

Equity Compensation

We believe that superior results can be achieved through an ownership culture that encourages long-term performance by our executive officers through the use of equity-based awards.

Following the closing of the Merger, equity compensation continues to be a primary element of our overall compensation program for our named executive officers. In connection with the closing of the Merger, the Compensation Committee adopted the 2012 Plan pursuant to which it granted time-based and performance-based stock options to our named executive officers and other members of the Company's management. The time-based stock options vest in equal increments of 20% on each of the first, second, third, fourth and fifth anniversaries of the date of grant, subject to continued employment. The performance-based stock options vest 20% annually based upon certification of achievement of 95% of the Company's annual Further Adjusted EBITDA targets for the Company's 2012, 2013, 2014, 2015 and 2016 fiscal years (or such other 5-year period as may commence with the date of grant) (in each case, an “Annual Performance Period”). A description of the effect of a change of control or a termination of employment on these time-based and performance-based stock options is below under the heading “Potential Payments Upon Termination or Change in Control.” The number of shares subject to the time-based stock options and performance-based stock options are intended to provide a significant long-term incentive opportunity. The Compensation Committee does not expect to make grants on an annual basis; however, the Compensation Committee may, either directly or through limited authority granted to the CEO, approve special equity grants from time to time for key new hires, superlative performance of existing employees, and such other reasons as the Compensation Committee may determine to be in the best interests of the Company.

In addition, and as described above, a portion of Mr. Sweder's earned annual bonus is granted in share of restricted stock, which vests upon the earlier to occur of (i) a liquidity event (a change in control or a qualified initial public offering) and (ii) the fifth anniversary of the date of grant, subject to continued employment.

Other than the grants to Mr. Sweder described above and the grants to Messrs. Pensotti and O'Meara described in the summary of their respective employement agreements under the heading "Employee Agreements" below, no grants of equity compensation were made to our named executive officers in 2014.

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

Except as noted below, the only perquisite we provide to our executive officers as part of our competitive compensation package is a monthly automotive allowance. The cost of this benefit constitutes only a small percentage of each executive officer's total compensation. We furnish this benefit because our executive officers are required to travel extensively as part of their responsibilities and providing the automotive allowance enables us to remain competitive in the general marketplace for executive talent. The actual amounts provided to each named executive officer are set forth in the "All Other Compensation" column of the Summary Compensation Table.

In addition to the benefits described above, we provided additional benefits to Messrs. Bennett, Pensotti and O'Meara in 2014 pursuant to the terms of their respective employment agreements: (i) a monthly allowance of $3,500 for Mr. Bennett (not to exceed ten months) and a monthly allowance of $3,000 to Mr. O'Meara (not to exceed six months), in each case for lodging in Jacksonville, Florida and (ii) the reimbursement of relocation expenses for Mr. Bennett (not to exceed $90,000), Mr. O'Meara (not to exceed $62,000) and Mr. Pensotti (not to exceed $100,000).

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

Under our agreements with our named executive officers, in order for amounts to become payable, the change-in-control provisions contained in our employment agreements and change-in-control agreements are generally "double trigger", requiring that (i) a change in control occurs and (ii) the executive officer's employment is terminated by us other than for cause or by the executive officer for good reason.

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation earned by each of our named executive officers during the fiscal years ended December 26, 2014, December 27, 2013 and December 28, 2012.

Name	Year	Salary	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)		All Other Compensation		Total
Michael J. Grebe Chief Executive Officer	2014	$695,000	$—	$—	$417,000		$18,250	(3)	$1,130,250
	2013	$695,000	$—	$—	$203,288		$18,188		$916,476
	2012	$647,500	$557,998	$6,224,306	$622,199		$3,187,899		$11,239,902
Federico L. Pensotti Chief Financial Officer	2014	$216,346	$—	$1,048,973	$69,231		$140,476	(4)	$1,475,026

John K. Bakewell (5) Former Chief Financial Officer	2014	$183,173	$—	$—	$—		$22,500		$205,673
	2013	$194,712	$—	$1,035,908	$30,586		$39,750		$1,300,956

Kenneth D. Sweder President and Chief Operating Officer	2014	$498,723	$75,000	$—	$225,000	(6)	$206,916	(7)	$1,005,639
	2013	$466,273	$34,135	$—	$102,403		$302,688		$905,499
	2012	$452,692	$299,995	$4,420,915	$321,715		$335,959		$5,831,276
Kevin O'Meara Senior Vice President, Operations	2014	$230,000	$—	$469,329	$45,045		$86,153	(8)	$830,527

Jonathan S. Bennett Chief Merchandising Officer	2014	$297,693	$—	$—	$114,159		$88,132	(9)	$499,984
	2013	$101,250	$—	$465,773	$32,426		$20,188		$619,637

____________________

(1)
Represents the aggregate amount of grant date fair value (computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation). For a complete description of the valuation assumptions, please refer to Note 13. Share-Based Compensation to our audited consolidated financial statements included in this annual report.

(2)	Represents bonuses earned under our ECIP, which is a performance-based plan.

(3)	Consists of (i) annual automobile allowance of $15,000 and (ii) matching contributions to 401(k) plan of $3,250.

(4)
Consists of (i) annual automobile allowance of $12,000 prorated from his employment effective date of May 19, 2014 and (ii) new hire bonus of $100,000 and (iii) reimbursement of relocation expenses $33,476.

(5)	Mr. Bakewell resigned from the Company effective May 16, 2014.

(6)
Mr. Sweder’s non-equity incentive plan compensation (or annual bonus) is paid in cash and in restricted stock. The cash component represents 75% of his earned annual bonus and the non-cash component represents 25% of his earned annual bonus.

(7)	Consists of (i) annual automobile allowance of $12,000, (ii) matching contributions to 401(k) plan of $3,250 and (iii) the final installment of Mr. Sweder's retention bonus payment of $191,666.

(8)
Consists of (i) annual automobile allowance of $6,000, prorated from Mr. O'Meara's employment effective date of January 28, 2014, (ii) temporary housing allowance of $18,000 and (iii) reimbursement of relocation expenses of $62,653.

(9)	Consists of (i) annual automobile allowance of $9,000, (ii) temporary housing allowance of $30,000 and (iii) reimbursement of relocation expenses of $48,364.

GRANTS OF PLAN-BASED AWARDS

The following table summarizes the awards granted to each of our named executive officers during the fiscal year ended December 26, 2014.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold	Target	Maximum
Michael J. Grebe	3/7/2014	$260,625	$695,000	$1,390,000
Federico L. Pensotti (2)	5/19/2014	$70,313	$187,500	$750,000		4,685	(3)	$311.00	$516,190
	5/19/2014					4,685	(4)	$311.00	$532,783
John K. Bakewell (5)	3/7/2014	$70,313	$187,500	$750,000
Kenneth D. Sweder	3/7/2014	$187,500	$500,000	$1,000,000
Kevin O'Meara	3/7/2014	$9,750	$104,000	$520,000
	1/28/2014					2,059	(3)	$311.00	$233,206
	1/28/2014					2,059	(4)	$311.00	$236,122
Jonathan S. Bennett	3/7/2014	$11,531	$138,375	$615,000
____________________

(1)	Represents bonus awards that were granted under the ECIP, which is a performance-based plan.

(2)	Prorated to reflect the period of time during which the executive served in each position.

(3)
Represents option awards that were granted under the 2012 Plan. These stock options vest 20% annually based upon achievement of certain performance targets for the Company's 2014, 2015, 2016, 2017 and 2018 fiscal years.

(4)
Represents option awards that were granted under the 2012 Plan. These stock options vest in equal increments of 20% on each of the first, second, third, fourth and fifth anniversaries of the date of grant, subject to continued employment.

(5)	Mr. Bakewell resigned from the Company effective May 16, 2014.

Employee Agreements

The following paragraphs summarize the principal provisions of the employment agreements and certain other agreements entered into in connection with the closing of the Merger with our named executive officers.

Michael J. Grebe

We have entered into an employment agreement with Mr. Grebe, which became effective August 13, 2004, and was amended effective as of December 2, 2004, December 31, 2008, March 31, 2011, and September 7, 2012. The term of the employment agreement is subject to automatic one-year extensions at the beginning of each calendar year unless we or Mr. Grebe give at least 90 days' written notice of non-extension. Mr. Grebe is entitled to a base salary, and he is eligible for an annual cash bonus based upon the achievement of annual performance targets established by our Compensation Committee. Effective on the closing of the Merger, Mr. Grebe's base salary was increased to $695,000, subject to additional increases at the discretion of our Compensation Committee. Mr. Grebe’s annual base salary is currently $715,850. Mr. Grebe is also eligible to participate in the benefits plans and arrangements generally available to our senior executives, which includes a monthly automotive allowance. His employment agreement also provides for severance upon certain terminations of employment, as described under "Potential Payments upon Termination or Change in Control".

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

Federico L. Pensotti

We have entered into an employment agreement with Mr. Pensotti dated May 19, 2014. The initial term of his employment agreement is one year and subject to automatic one-year extensions unless we or Mr. Pensotti give at least 60 days' prior written notice of non-extension. Mr. Pensotti's annual base salary is currently $375,000, subject to increase at the discretion of our CEO. Mr. Pensotti is eligible to receive an annual cash bonus based upon the achievement of annual performance targets established by our Compensation Committee. Mr. Pensotti also received a one-time new hire bonus of $100,000 in connection with entering into the employment agreement. Mr. Pensotti is also eligible to participate in the benefits plans and arrangements generally available to our senior executives, which include a monthly automotive allowance. In addition, the employment agreement provides that we will reimburse Mr. Pensotti for actual costs incurred in conjunction with his relocation, provided that the reimbursement will not exceed $100,000. His employment agreement also provides for severance upon certain terminations of employment, as described under "Potential Payments upon Termination or Change in Control."

Additionally, on May 19, 2014, Mr. Pensotti was awarded time-vesting and performance-vesting options under the 2012 Plan. Generally, the terms of the time-vesting option award agreement provide that, subject to Mr. Pensotti's continued employment, the options vest in equal installments of 20% on each of the first, second, third fourth, and fifth anniversaries of the grant date. The terms of Mr. Pensotti's performance-vesting option award agreement provide that options will generally vest and become exercisable with respect to 20% of the shares subject to the option based upon the Company's achievement of specified EBITDA targets for the Company's 2014, 2015, 2016, 2017, and 2018 Annual Performance Periods, subject to Mr. Pensotti's remaining employed through the date on which the audited financial statements for the applicable Annual Performance Period are presented to the board of directors. The treatment of Mr. Pensotti's time-vesting and performance-vesting option awards upon a termination of employment or a change in control of the Company is described below in the section entitled “Potential Payments upon Termination or a Change in Control.”

Kenneth D. Sweder

We entered into an employment agreement with Mr. Sweder dated April 30, 2007, as amended on October 20, 2008, December 31, 2008 and December 31, 2012. The term of Mr. Sweder's employment agreement is subject to automatic one-year extensions unless we or Mr. Sweder give at least 60 days' prior written notice of non-extension. Mr. Sweder's annual base salary is currently $520,000, subject to increase at the discretion of our CEO. Mr. Sweder is eligible to receive an annual cash bonus and shares of restricted stock based upon the achievement of annual performance targets established by our Compensation Committee. Mr. Sweder is also eligible to participate in the benefits plans and arrangements generally available to our senior executives, which include a monthly automotive allowance. His employment agreement also provides for severance upon certain terminations of employment, as described under "Potential Payments upon Termination or Change in Control".

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

Jonathan S. Bennett

We entered into an employment agreement with Mr. Bennett dated August 12, 2013. The term of his employment agreement is subject to automatic one-year extensions unless we or Mr. Bennett give at least 60 days' prior written notice of non-extension. Mr. Bennett’s annual base salary is currently $307,500, subject to increase at the discretion of our CEO or President. Mr. Bennett is eligible to receive an annual cash bonus based upon the achievement of annual performance targets established by our Compensation Committee. Mr. Bennett is also eligible to participate in the benefits plans and arrangements generally available to our senior executives, which include a monthly automotive allowance. His employment agreement also provides for severance upon certain terminations of employment, as described under "Potential Payments upon Termination or Change in Control."

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

Kevin O'Meara

We entered into an employment agreement with Mr. O'Meara dated January 28, 2014. The initial term of his employment agreement is one year subject to automatic one-year extensions unless we or Mr. O'Meara give at least 60 days' prior written notice of non-extension. Mr. O'Meara's annual base salary is currently $260,000, subject to increase at the discretion of our CEO or President. Mr. O'Meara is eligible to receive an annual cash bonus based upon the achievement of annual performance targets established by our Compensation Committee. Mr. O'Meara is also eligible to participate in the benefits plans and arrangements generally available to our senior executives, which include a monthly automotive allowance. In addition, the employment agreement provides that we will reimburse Mr. O'Meara for actual costs incurred in conjunction with his relocation, provided that the reimbursement will not exceed $62,000 and we will provide a monthly allowance of $3,000 for temporary lodging in Jacksonville, Florida (for up to a maximum of six months). His employment agreement also provides for severance upon certain terminations of employment, as described under "Potential Payments upon Termination or Change in Control."

Additionally, on January 28, 2014, Mr. O'Meara was awarded time-vesting and performance-vesting options under the 2012 Plan. Generally, the terms of the time-vesting option award agreement provide that subject to Mr. O'Meara's continued employment, the options vest in equal installments of 20% on each of the first, second, third fourth, and fifth anniversaries of the grant date. The terms of Mr. O'Meara's performance-vesting option award agreement provide that options will generally vest and become exercisable with respect to 20% of the shares subject to the option based upon the Company's achievement of specified EBITDA targets for the Company's 2014, 2015, 2016, 2017 and 2018 Annual Performance Periods, subject to Mr. O'Meara's remaining employed through the date on which the audited financial statements for the applicable Annual Performance Period are presented to the board of directors. The treatment of Mr. O'Meara's time-vesting and performance-vesting option awards upon a termination of employment or a change in control of the Company is described below in the section entitled “Potential Payments upon Termination or a Change in Control.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes the number of securities underlying the equity awards held by each of our named executive officers as of the fiscal year ended December 26, 2014.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Michael J. Grebe	11,111	(1)	—		—		$78.90	2/25/2016
	9,286	(2)	—		13,930	(2)	$255.00	10/1/2022
	9,286	(3)	13,930	(3)	—		$255.00	10/1/2022
Federico L. Pensotti	—	(4)			4,685		$311.00	5/19/2014
	—	(3)	4,685	(3)			$311.00	5/19/2014
John K. Bakewell (5)	—		—		—

Kenneth D. Sweder	4,444	(1)	—		—		$78.90	2/25/2016	110	$34,135
	2,817	(1)	—		—		$179.20	2/24/2017
	6,754	(2)	—		10,131	(2)	$255.00	10/1/2022
	6,754	(3)	10,131	(3)	—		$255.00	10/1/2022
Kevin O'Meara	—	(4)	—		2,059	(4)	$311.00	1/28/2024
	—	(3)	2,059	(3)	—		$311.00	1/28/2024
Jonathan S. Bennett	371	(6)	—		1,486	(4)	$255.00	8/21/2013
	371	(3)	1,486	(3)	—		$255.00	8/21/2013
____________________

(1)	Represents stock options awarded prior to the Merger, which were converted into vested options of Parent and ultimately converted into options of the Company, effective September 7, 2012.

(2)
The performance-vesting stock options vest 20% annually based upon certification of achievement of certain performance targets for the Company's 2012, 2013, 2014, 2015 and 2016 fiscal years (each period, an “Annual Performance Period”). Upon the occurrence of a change in control of us prior to the end of any Annual Performance Period, a number of options will vest equal to the number of unvested options multiplied by a fraction, the numerator of which is the number of performance periods in which the targets have been achieved and the denominator of which is the number of periods that have elapsed since the date of grant.

(3)
The time-vesting stock options vest in equal increments of 20% on each of the first, second, third, fourth and fifth anniversaries of the date of grant, subject to continued employment. Upon a change of control of the Company, these time-vesting options become fully vested, subject to continued employment through the date of the change of control.

(4)
The performance-vesting stock options vest 20% annually based upon certification of achievement of certain performance targets for the Company's 2014, 2015, 2016, 2017 and 2018 fiscal years for Messrs. Pensotti and O'Meara, and 2013, 2014, 2015, 2016 and 2017 for Mr. Bennett (each period, an “Annual Performance Period”). Upon the occurrence of a change in control of us prior to the end of any Annual Performance Period, a number of options will vest equal to the number of unvested options multiplied by a fraction, the numerator of which is the number of performance periods in which the targets have been achieved and the denominator of which is the number of periods that have elapsed since the date of grant.

(5)	Mr. Bakewell resigned from the Company effective May 16, 2014.

(6)
The performance-vesting stock options vest 20% annually based upon certification of achievement of certain performance targets for the Company's 2013, 2014, 2015, 2016 and 2017 fiscal years (each period, an “Annual Performance Period”). Upon the occurrence of a change in control of us prior to the end of any Annual Performance Period, a number of options will vest equal to the number of unvested options multiplied by a fraction, the numerator of which is the number of performance periods in which the targets have been achieved and the denominator of which is the number of periods that have elapsed since the date of grant.

OPTION EXERCISES AND STOCK VESTED

The following table summarizes the stock options exercised by each of our named executive officers during the fiscal year ended December 26, 2014.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise		Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Michael J. Grebe	16,603	(1)	$2,673,115	—	$—
Federico L. Pensotti	—		$—	—	$—
John K. Bakewell (2)	—		$—	—	$—
Kenneth D. Sweder	—		$—	—	$—
Kevin O’Meara	—		$—	—	$—
Jonathan S. Bennett	—		$—	—	$—
____________________
(1)These stock options were granted to Mr. Grebe on December 16, 2004 and were scheduled to expire on December 16, 2014 unless exercised.
(2)Mr. Bakewell resigned from the Company effective May 16, 2014.

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

Federico L. Pensotti, Kenneth D. Sweder, Jonathan S. Bennett, and Kevin O'Meara

The executive's employment may be terminated by us for "cause" (as defined in each executive's employment agreement). Upon termination of the executive's employment for "cause," we will pay his accrued and unpaid base salary and benefits (as defined in his employment agreement) through the date of termination.

If the executive's employment terminates due to disability or death, the executive or his estate will be entitled to receive (i) any earned or accrued and unpaid base salary and benefits and (ii) a prorated bonus for the calendar year in which termination occurs (excluding Messrs. Bennett and O'Meara). Unless otherwise provided by the award agreement entered into by the executive at the time the executive was granted a particular equity award, upon termination of the executive's employment as a result of disability or death, the executive will forfeit any outstanding unvested equity awards and the executive or the executive's estate will have until the earlier of the stock option's expiration date or one year from date of termination to exercise any vested stock options.

If the executive's employment is terminated by us "without cause", or by the executive for "good reason" (as defined in his employment agreement), the executive will be entitled to receive (i) any accrued and unpaid base salary and benefits, (ii) continuation of his base salary for a period of one year (eighteen months for Mr. Sweder) from the date of termination, (iii) continuation of his medical and dental benefits at our expense for a period of one year (eighteen months for Mr. Sweder) following his termination; (iv) a prorated bonus for the calendar year in which termination occurs (excluding Messrs. Bennett and O'Meara); and (v) reimbursement for outplacement services, not to exceed $5,000 (only for excluding Messrs. Bennett and O'Meara). All severance payments are conditioned upon and subject to the executive's execution of a general waiver and release. The executive is required to provide us 30 days' advance written notice in the event the executive terminates the executive's employment other than for "good reason."

Each executive's employment agreement provides that the executive is subject to a non-compete agreement during his employment and for two years thereafter (18 months Messrs. Bennett and O'Meara). The executive is subject to a non-solicitation agreement during his employment and for three years thereafter (two years for Messrs. Bennett and O'Meara). The executive is subject to a confidentiality agreement during and after his employment with us. The executives are also subject to certain restrictive covenants contained in their time-vesting option agreements and performance-vesting option agreements.

For each of the executives, upon termination for “cause,” any unexercised portion of either the executive's time-vesting and performance-vesting options, whether or not vested, will terminate. With respect to each of Messrs. Pensotti, Bennett and O'Meara, upon the termination by the Company without “cause” or due to death or disability, or by the executive for any reason, the unvested portion of the time-vesting option will expire on the date of termination and the vested portion of the option would remain exercisable until the earlier of the expiration date or 90 days (180 days in the case of death or disability) following the termination date. With respect to Mr. Sweder, upon his termination of employment other than by the Company for “cause” or by him for “good reason” (i) prior to the first year anniversary of the date of grant, Mr. Sweder will become vested as to 40% of the shares subject to the time-vesting option and (ii) at any time on or following the first anniversary of the date of grant, he will become vested in an additional 20% of the shares subject to the time-vesting option. Upon termination of employment of Mr. Sweder other than by the Company for “cause” or by him without “good reason,” the unvested portion of the time-vesting option will expire on the date of termination and the vested portion will remain exercisable through the earlier of (y) the expiration date of the option or (z) the later of two years following the date of grant and one year following the date of termination. Upon Mr. Sweder's resignation without “good reason,” the unvested portion of the time-vesting option will expire and the vested portion will remain exercisable until the earlier of the expiration date and the date that is 90 days following the date of termination.

With respect to each of Messrs. Pensotti, Bennett and O'Meara, upon the executive's termination by the Company without cause or by the executive, the unvested portion of the performance-vesting option will terminate, provided, that, the unvested portion attributable to a completed Annual Performance Period with respect to which the performance determination date has not yet occurred will remain outstanding until the performance determination date and, if the applicable EBITDA targets are achieved, will be eligible to vest and will remain outstanding for 90 days following the determination date. Any portion of the performance-vesting option that was vested as of the date of termination will remain exercisable until the earlier of the expiration date of the option or the 90th day following such termination.

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

On April 30, 2007, we entered into a change-in-control agreement with Mr. Sweder, which was then amended on October 20, 2008. On May, 19 2014, we entered into a change-in-control agreement with Mr. Pensotti. These change-in-control agreements have a perpetual term, although we may unilaterally amend them with one year's notice. The change-in-control agreements provide that in the event that the executive is terminated by us "without cause" (as defined in the change-in-control agreement), or by the executive for "good reason" (as defined in the change-in-control agreement) within two years following a change in control of us, the executive will be entitled to receive in a cash lump sum (i) any accrued and unpaid base salary and benefits, (ii) a prorated bonus for the calendar year in which termination occurs, (iii) an amount equal to 1.5 times (1.75 times for Mr. Sweder) the sum of the executive's base salary and the average of the annual bonus earned over the prior three fiscal years, and (iv) continuation of his medical benefits at our expense for a period of 18 months (21 months for Mr. Sweder) following his termination.

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

The executive is subject to restrictive covenants under the executive's change-in-control agreement that are the same as those under his employment agreement. The executive is also subject to a confidentiality agreement during and after his employment with us. The executive is also subject to certain restrictive covenants contained in his time-vesting option agreement and performance-vesting option agreement.

For purposes of the executive's change-in-control agreement:

"cause" is defined as (1) the executive's conviction of, or pleading nolo contendere to, a felony, (2) gross neglect of duties, (3) willful misconduct in connection with the performance of duties, which results in material and demonstrable damage to us or (4) failure to follow the lawful directions of the Board, consistent with the executive's position with us; "good reason" is defined as (1) a material and adverse change in duties and responsibilities, (2) a material breach of the terms of the executive's employment agreement by us, (3) a reduction in annual base salary or target annual bonus, (4) a change in the executive's principal employment location by more than 35 miles, if this would increase his commute by more than 20 miles, (5) substantially greater business travel, (6) a reduction of more than 5% in aggregate benefits, (7) failure to provide paid vacation, (8) termination of employment in a manner inconsistent with the notice provisions of the change-in-control agreement, or (9) failure by us to obtain the assumptions and guarantees from any successor or parent corporation; and "change in control" generally means (1) the acquisition by an unrelated third party, pursuant to a sale, merger, consolidation, reorganization or similar transaction, of more than 50% of our common stock, (2) the liquidation or dissolution of us or a sale of substantially all of our assets, (3) during any 24-month period, a change in a majority of the membership of our Board of Directors (the "Incumbent Board"), excluding membership changes approved by a majority of the Incumbent Board, or (4) a merger, reorganization or consolidation of us; notwithstanding the foregoing, a "change in control" will not be deemed to occur unless it is a qualifying change in control event under Section 409A of the Internal Revenue Code.

John K. Bakewell

On May 16, 2014, Mr. Bakewell resigned from his position as Chief Financial Officer of Interline and Interline New Jersey and did not receive any severance or other benefits in connection with his resignation pursuant to his employment agreement or otherwise.

Incremental Payments Associated with an Involuntary Termination without Cause or for Good Reason in the Absence of a Change in Control

The following table summarizes the incremental payments associated with the termination of each of our named executive officers by us without cause or by such named executive officers for good reason on December 26, 2014, in the absence of a change in control.

Name	Cash Severance		Intrinsic Value of Stock Options		Benefits		Total
Michael J. Grebe	$1,067,025	(1)	$260,022	(2)	$17,920	(3)	$1,344,967
Federico L. Pensotti	$444,231	(4)	$—	(5)	$17,812	(3)	$462,043
Kenneth D. Sweder	$1,559,318	(6)	$189,107	(2)	$31,359	(7)	$1,779,784
Kevin O'Meara	$260,000	(8)	$—	(5)	$17,882	(9)	$277,882
Jonathan S. Bennett	$307,500	(8)	$—	(5)	$22,688	(9)	$330,188
____________________

(1)
Represents one times the sum of (a) Mr. Grebe's base salary as of the date of termination and (b) the average of the bonus amounts paid for the prior three-year period, such amount payable in a lump sum upon the date of termination.

(2)
Represents the value equal to the (i) number of time-vesting options that would automatically vest upon a termination of employment multiplied by (ii) the spread between the valuation of the common stock as of that date and the applicable exercise price of each stock option. An additional 20% of the time-vesting options would become vested upon the termination of employment. The performance-vesting option with respect to the option shares attributable to the 2014 Annual Performance Periods would remain outstanding until the performance determination date for the 2014 Annual Performance Period and eligible to vest based on the attainment of the EBITDA targets for such period.

(3)	Represents the value of twelve months of continued health and welfare benefits.

(4)	Represents twelve months of base salary continuation and the prorated annual bonus under the ECIP for 2014.

(5)	Unvested time-vesting stock and performance-vesting options are forfeited for no consideration.

(6)
Represents 1.75 times the sum of (a) Mr. Sweder's base salary and (b) the average of the bonus amounts paid for the prior three-year period, plus the annual bonus under the ECIP for 2014, such amounts payable in a lump sum upon the date of termination.

(7)	Represents the value of 21 months of continued health and welfare benefits.

(8)	Represents twelve months of base salary continuation.

(9)	Represents the value of twelve months of continued health and welfare benefits, plus reimbursement for outplacement services (not to exceed $5,000).

Incremental Payments Associated With an Involuntary Termination as a Result of Disability or Death

The following table summarizes the incremental payments associated with the termination of each of our named executive officers as a result of disability or death on December 26, 2014.

Name	Cash Severance		Intrinsic Value of Stock Options		Total
Michael J. Grebe	$1,807,000	(1)	$260,022	(2)	$2,067,022
Federico L. Pensotti	$69,231	(3)	$—	(4)	$69,231
Kenneth D. Sweder	$300,000	(3)	$189,107	(2)	$489,107
Kevin O'Meara	$—		$—	(4)	$—
Jonathan S. Bennett	$—		$—	(4)	$—
___________________

(1)	Represents 24 months of base salary continuation and the annual bonus under the ECIP for 2014.

(2)
Represents the value equal to the (i) number of time-vesting options that would automatically vest upon a termination of employment multiplied by (ii) the spread between the valuation of the common stock as of that date and the applicable exercise price of each stock option. An additional 20% of the time-vesting options would become vested upon the termination of employment. The performance-vesting option with respect to the option shares attributable to the 2014 Annual Performance Period would remain outstanding until the performance determination date for the 2014 Annual Performance Period and eligible to vest based on the attainment of the EBITDA targets for such period.

(3)	Represents the prorated annual bonus under the ECIP for 2014.

(4)	Unvested time-vesting stock and performance-vesting options are forfeited for no consideration.

Incremental Payments Associated With a Change-in-Control Termination

The following table summarizes the incremental payments associated with a termination in connection with a change in control for each of our named executive officers if the change in control had occurred as of December 26, 2014.

Name	Cash Severance		Intrinsic Value of Stock Options		Restricted Stock		Benefits		Excise Tax Gross-Up	Total
Michael J. Grebe	$1,067,025	(1)	$1,560,130	(2)	$—		$17,920	(3)	$—	$2,645,075
Federico L. Pensotti	$912,981	(4)	$—	(2)	$—		$26,718	(5)	n/a	$939,699
Kenneth D. Sweder	$1,559,318	(6)	$1,134,640	(2)	$34,135	(7)	$31,359	(8)	$—	$2,759,452
Kevin O'Meara	$260,000	(9)	$—	(2)	$—		$17,882	(10)	n/a	$277,882
Jonathan S. Bennett	$307,500	(9)	$166,414	(2)	$—		$22,688	(10)	n/a	$496,602
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

(4)
Represents 1.5 times the sum of (a) Mr. Pensotti's base salary as of the date of termination and (b) the average of the bonus amounts paid for the prior three-year period, plus the annual bonus under the ECIP for 2014, such amounts payable in a lump sum upon the date of termination.

(5)	Represents the value of 18 months of continued health and welfare benefits.

(6)
Represents 1.75 times the sum of (a) Mr. Sweder's base salary as of the date of termination and (b) the average of the bonus amounts paid for the prior three-year period, plus the annual bonus under the ECIP, such amounts payable in a lump sum upon the date of termination.

(7)	Represents the value of restricted stock that would automatically vest upon a change in control.

(8)	Represents the value of twenty-one months of continued health and welfare benefits.

(9)	Represents twelve months of base salary continuation.

(10)	Represents the value of twelve months of continued health and welfare benefits, plus reimbursement for outplacement services (not to exceed $5,000).

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of our outstanding shares of common stock beneficially owned by (i) our named executive officers and each of our Directors individually, (ii) all executive officers and Directors as a group and (iii) principal shareholders who are known to us to be the beneficial owner of more than five percent of our common stock as of February 20, 2015. Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o Interline Brands, Inc., 701 San Marco Boulevard, Jacksonville, Florida, 32207.

Name of Beneficial Owner	Amount of Common Stock Ownership	Percent of Common Stock
5% or greater stockholders:
Investment funds affiliated with GS Capital Partners(1)	854,410	57.0%
Investment funds affiliated with P2 Capital Partners, LLC(2)	588,235	39.2

Directors and executive officers:
Michael Agliata(3)	4,510	*
Jonathan S. Bennett(4)	1,310	*
Ann Berry(1)	854,410	57.0
Christopher Crampton(1)	854,410	57.0
Lucretia D. Doblado(5)	9,084	*
Michael J. Grebe(6)	62,695	4.1
Bradley Gross(1)	854,410	57.0
Dennis J. Letham(7)	2,745	*
Sanjeev Mehra(1)	854,410	57.0
Claus J. Moller(2)	588,235	39.2
Kevin O'Meara(8)	492	*
Jozef Opdeweegh(7)	1,765	*
Joshua D. Paulson(2)	588,235	39.2
Federico L. Pensotti(9)	1,744	*
David C. Serrano(10)	2,077	*
Kenneth D. Sweder(11)	27,884	1.8
All executive officers and directors as a group (16 persons)	1,556,951	98.8%
____________________

*	Indicates less than 1% ownership.

(1)
GS Capital Partners VI Fund, L.P., GS Capital Partners VI Parallel, L.P., GS Capital Partners VI Offshore Fund, L.P., GS Capital Partners VI GmbH & Co. KG, MBD 2011 Holding, L.P., Bridge Street 2012 Holdings, L.P. own 373,203; 102,624; 310,417; 13,264; 25,490; and 29,412 shares of our common stock, respectively (the “Goldman Sachs Funds”). The Goldman Sachs Group, Inc., and Goldman, Sachs & Co. may be deemed to beneficially own indirectly, in the aggregate, all of the common stock owned by the Goldman Sachs Funds because affiliates of Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. are the general partner, managing general partner, managing partner, managing member or member of the Goldman Sachs Funds. Goldman, Sachs & Co. is a direct and indirect wholly owned subsidiary of The Goldman Sachs Group, Inc. Goldman, Sachs & Co. is the investment manager of certain of the Goldman Sachs Funds. The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. each disclaim beneficial ownership of the shares of common stock owned directly or indirectly by the Goldman Sachs Funds, except to the extent of their pecuniary interest therein, if any. Messrs. Crampton, Gross, and Mehra are managing directors of Goldman, Sachs & Co., and Ms. Berry is a vice president of Goldman, Sachs & Co., and each may be deemed to beneficially own indirectly, in the aggregate, all of the common stock owned by the Goldman Sachs Funds; each disclaim beneficial ownership of the shares of common stock owned directly or indirectly by the Goldman Sachs Funds, except to the extent of their pecuniary interest therein, if any. The address of the Goldman Sachs Funds, The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. is 200 West Street, New York, NY 10282.

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

(3)	Includes 3,350 shares of common stock issuable pursuant to stock options.

(4)	Includes 1,114 shares of common stock issuable pursuant to stock options.

(5)	Includes 8,231 shares of common stock issuable pursuant to stock options.

(6)	Includes 34,327 shares of common stock issuable pursuant to stock options.

(7)	Includes 784 shares of common stock issuable pursuant to stock options.

(8)	Includes 412 shares of common stock issuable pursuant to stock options.

(9)	Includes 937 shares of common stock issuable pursuant to stock options.

(10)	Includes 2,077 shares of common stock issuable pursuant to stock options.

(11)	Includes 351 shares of restricted stock and 24,146 shares of common stock issuable pursuant to stock options.

EQUITY COMPENSATION PLANS

The following table sets forth information as of December 26, 2014 regarding compensation plans under which the Company's equity securities are authorized for issuance:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	201,191	(1)	$236.01	1,603	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	201,191	(1)	$236.01	1,603	(2)
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

Other Transactions with Related Persons

In connection with the Merger, we entered into a transaction fee agreement with GS Capital Partners and P2 Capital pursuant to which we paid a one-time $10.0 million transaction fee at the closing of the Merger. In addition, Goldman, Sachs & Co., one of the initial purchasers of the Holdco Notes, is an affiliate of GS Capital Partners, and therefore an affiliate of us. We entered into a registration rights agreement with respect to the Holdco Notes pursuant to which we agreed to file a “market-making prospectus” in order to allow Goldman, Sachs & Co. to engage in market-making activities for the Holdco Notes. Also, Goldman Sachs Lending

Partners LLC, an affiliate of Goldman, Sachs & Co., acted as a joint bookrunner, joint lead arranger and a co-syndication agent under the ABL Facility. In connection with the Merger, we also paid approximately $10.9 million in various financing fees associated with the HoldCo Notes and ABL Facility to Goldman, Sachs & Co.  Goldman Sachs Lending Partners LLC is also one of the lenders under the Term Loan Facility and acted as a joint bookrunner, joint lead arranger and a co-syndication agent under the Term Loan Facility. We paid Goldman Sachs Lending Partners LLC fees of approximately $2.3 million in connection with entering into the Term Loan Facility on March 17, 2014. In addition, Goldman, Sachs & Co. received $0.3 million in connection with services it provided as dealer manager and solicitation agent for the tender offer and consent solicitation for the OpCo Notes.

ITEM 14. Principal Accounting Fees and Services

The following table represents a summary of the fees billed to us by PricewaterhouseCoopers LLP ("PwC"), the Company's principal accountant, for professional services rendered for the fiscal years ended December 26, 2014 and December 27, 2013 (in thousands):

	Successor
	For the fiscal year ended
Fee Category	December 26, 2014	December 27, 2013
Audit Fees (1)	$1,034	$1,054
Tax Fees (2)	35	125
Total Fees	$1,069	$1,179

(1)
Audit Fees. Consists of fees billed for professional services rendered for the audits of our annual consolidated financial statements, review of interim condensed consolidated financial statements included in quarterly reports on Form 10-Q, and other services provided in connection with our statutory and regulatory filings or engagements.

(2)	Tax Fees. Consists of fees for tax services including compliance, planning and advice.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, our Audit Committee pre-approves and is responsible for the engagement of all services provided by our independent registered certified public accountants, including the proposed fees for such work. During fiscal years 2014 and 2013, 100% of all services performed by PwC were pre-aapproved by the Audit Committee.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements
		(i)	The following financial statements of Interline Brands, Inc. and Subsidiaries are included in Item 8:

Reports of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm - for the year ended December 27, 2013 (Successor), the periods from September 8, 2012 through December 28, 2012 (Successor) and December 31, 2011 through September 7, 2012 (Predecessor)

Consolidated Balance Sheets - December 26, 2014 (Successor) and December 27, 2013 (Successor)

Consolidated Statements of Operations - for the year ended December 26, 2014 (Successor), December 27, 2013 (Successor), and the periods from September 8, 2012 through December 28, 2012 (Successor) and December 31, 2011 through September 7, 2012 (Predecessor)

Consolidated Statements of Comprehensive (Loss) Income - for the year ended December 26, 2014 (Successor), December 27, 2013 (Successor), and the periods from September 8, 2012 through December 28, 2012 (Successor) and December 31, 2011 through September 7, 2012 (Predecessor)

Consolidated Statements of Stockholders' Equity - for the year ended December 26, 2014 (Successor), December 27, 2013 (Successor), and the periods from September 8, 2012 through December 28, 2012 (Successor) and December 31, 2011 through September 7, 2012 (Predecessor)

Consolidated Statements of Cash Flows - for the year ended December 26, 2014 (Successor), December 27, 2013 (Successor), and the periods from September 8, 2012 through December 28, 2012 (Successor) and December 31, 2011 through September 7, 2012 (Predecessor)

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

Date: February 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Grebe	Chairman of the Board and Chief Executive Officer	February 25, 2015
Michael J. Grebe	(Principal Executive Officer)

/s/ Federico L. Pensotti	Chief Financial Officer (Principal Financial Officer)	February 25, 2015
Federico L. Pensotti

/s/ David C. Serrano	Chief Accounting Officer and Corporate	February 25, 2015
David C. Serrano	Controller (Principal Accounting Officer)

/s/ Kenneth D. Sweder	Director, President and Chief Operating Officer	February 25, 2015
Kenneth D. Sweder

/s/ Ann Berry	Director	February 25, 2015
Ann Berry

/s/ Christopher Crampton	Director	February 25, 2015
Christopher Crampton

/s/ Bradley Gross	Director	February 25, 2015
Bradley Gross

/s/ Dennis J. Letham	Director	February 25, 2015
Dennis J. Letham

/s/ Sanjeev Mehra	Director	February 25, 2015
Sanjeev Mehra

/s/ Claus J. Moller	Director	February 25, 2015
Claus J. Moller

/s/ Jozef Opdeweegh	Director	February 25, 2015
Jozef Opdeweegh

/s/ Joshua D. Paulson	Director	February 25, 2015
Joshua D. Paulson

EXHIBIT INDEX

Exhibit Number	Document
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

10.3
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

10.4
Pledge and Security Agreement, dated as of March 17, 2014, among Interline Brands, Inc., a New Jersey corporation, certain of its subsidiaries party thereto, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K filed on March 19, 2014).

10.5
Amended and Restated Pledge and Security Agreement, dated as of March 17, 2014, among Interline Brands, Inc., a New Jersey corporation, certain of its subsidiaries party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K filed on March 19, 2014).

10.6
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

10.7
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

10.8
First Amendment to Amended and Restated Pledge and Security Agreement, dated as of April 8, 2014, among Interline Brands, Inc., a New Jersey corporation, certain of its subsidiaries party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on April 11, 2014).

10.9
Increase Agreement, dated as of December 10, 2014, among Interline Brands, Inc., a New Jersey corporation, Wilmar Financial, Inc., JanPak, LLC, JanPak of South Carolina, LLC, IBI Merchandising Services, Inc., each as a borrower, Interline Brands, Inc., a Delaware corporation, Glenwood Acquisition LLC and Zip Technology, LLC, as additional loan parties, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on December 11, 2014).

10.10	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2006).
10.11	Form of Amendment to Change in Control Severance Agreement (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).
10.12	Interline Brands, Inc. 2012 Stock Option Plan, effective September 7, 2012 (incorporated by reference to Exhibit 10.9 of Current Report on Form 8-K filed on September 13, 2012).
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

10.15
Interline Brands, Inc. 2012 Stock Option Plan, Performance-Vesting Nonqualified Stock Option Agreement, form applicable to option holders other than Mssrs. Grebe and Sweder (incorporated by reference to Exhibit 10.12 of Current Report on Form 8-K filed on September 13, 2012).

Exhibit Number	Document
10.16
Interline Brands, Inc. 2012 Stock Option Plan, Performance-Vesting Nonqualified Stock Option Agreement, form applicable to Mssrs. Grebe and Sweder (incorporated by reference to Exhibit 10.13 of Current Report on Form 8-K filed on September 13, 2012).

10.17	Interline Brands, Inc. Form of Amended and Restated 2012 Stock Option Plan, as amended through February 12, 2014 (incorporated herein at Exhibit 10.9).
10.18	Interline Brands, Inc. Amended and Restated 2012 Stock Option Plan, Form of Restricted Stock Agreement (incorporated herein at Exhibit 10.10).
10.19
Employment Agreement, dated as of August 13, 2004, by and between Interline New Jersey and Michael J. Grebe (incorporated by reference to Exhibit 10.32 to the Company's Amendment No. 2 to Registration Statement on Form S-1 filed on September 27, 2004 (No. 333-116482)).

10.20
Amendment One to Employment Agreement, dated as of December 2, 2004, by and between Interline New Jersey and Michael J. Grebe (incorporated by reference to Exhibit 10.37 to the Company's Amendment No. 4 to Registration Statement on Form S-1 filed on December 3, 2004 (No. 333-116482)).

10.21
Amendment to Employment Agreement, dated as of December 31, 2008, by and between Interline New Jersey and Michael J. Grebe (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).

10.22
Amendment to Employment Agreement, dated as of March 31, 2011, by and between Interline New Jersey and Michael J. Grebe (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 31, 2011).

10.23
Fourth Amendment to Employment Agreement, by and between Interline Brands, Inc. and Michael J. Grebe, dated September 7, 2012 (incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K filed on September 13, 2012).

10.24
Employment Agreement, dated April 30, 2007, by and between Interline New Jersey and Kenneth D. Sweder (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008).

10.25
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

10.30
Retention Bonus Agreement, by and among Interline Brands, Inc. and Kenneth D. Sweder, dated as of September 14, 2012 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on September 19, 2012).

10.31
Employment Agreement, dated as of October 30, 2006, by and between Interline New Jersey and Lucretia D. Doblado (incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2009).

10.32
Amendment to Employment Agreement, dated as of March 23, 2007, by and between Interline New Jersey and Lucretia D. Doblado (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2009).

10.33
Amendment to Employment Agreement dated as of December 31, 2008, by and between Interline New Jersey and Lucretia D. Doblado (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2009).

10.34
Transaction Bonus Agreement, by and among Interline Brands, Inc., and Lucretia Doblado dated September 7, 2012 (incorporated by reference to Exhibit 10.7 of Current Report on Form 8-K filed on September 13, 2012).

10.35
Employment Agreement, dated as of April 9, 2009, by and between Interline New Jersey and Michael Agliata (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2012).

Exhibit Number		Document
10.36
Change in Control Severance Agreement, dated as of March 16, 2009, by and between the Company and Michael Agliata (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2012).

10.37		Employment Agreement, dated as of June 10, 2013, by and between Interline New Jersey and John K. Bakewell (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed June 11, 2013).
10.38
Employment Agreement, dated as of May 19, 2014, by and between Interline Brands, Inc. and Federico Pensotti (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on May 16, 2014).

10.39	†	Employment Agreement, dated as of August 12, 2013, by and between Interline Brands, Inc. and Jonathan S. Bennett.
10.40	†	Employment Agreement, dated as of January 28, 2014, by and between Interline Brands, Inc. and Kevin O'Meara.
10.41
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

10.42
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

10.43
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

10.44
Form of Indemnification Agreement, by and between Interline Brands, Inc., and Indemnitee, dated as of September 7, 2012 (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K filed on September 13, 2012).

10.45		Interline Brands, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 of Current Report on Form 8-K filed on September 13, 2012).

STATEMENTS RE COMPUTATION OF RATIOS
12.1	†	Computation of earnings to fixed charges and earnings to combined fixed charges and preferred dividends of Interline Brands, Inc. (furnished herewith).

SUBSIDIARIES OF THE REGISTRANT
21.1	†	List of Subsidiaries of the Company.

CERTIFICATIONS
31.1	†	Certification of the Chief Executive Officer of Interline Brands, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer of Interline Brands, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INTERACTIVE DATA FILES
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

† Furnished herewith.
* Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1	Consolidated Balance Sheets as of December 26, 2014 and December 27, 2013;

2
Consolidated Statements of Operations for the fiscal year ended December 26, 2014, the period from September 8, 2012 through December 28, 2012, the period from December 31, 2011 through September 7, 2012, and the fiscal year ended December 28, 2012;

3
Consolidated Statements of Comprehensive (Loss) Income for the fiscal year ended December 26, 2014, the period from September 8, 2012 through December 28, 2012, the period from December 31, 2011 through September 7, 2012, and the fiscal year ended December 28, 2012;

4
Consolidated Statements of Stockholders' Equity for the fiscal year ended December 26, 2014, the period from September 8, 2012 through December 28, 2012, the period from December 31, 2011 through September 7, 2012, and the fiscal year ended December 28, 2012;

5
Consolidated Statements of Cash Flows for the fiscal year ended December 26, 2014, the period from September 8, 2012 through December 28, 2012, the period from December 31, 2011 through September 7, 2012, and the fiscal year ended December 28, 2012;

6	Notes to the Consolidated Financial Statements.