Form 10-Q
period 2015-03-27
INTERLINE BRANDS, INC./DE
filed 2015-05-01
CIK 1292900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 27, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission File Number:	001-32380

INTERLINE BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0542659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 San Marco Boulevard Jacksonville, Florida	32207
(Address of principal executive offices)	(Zip Code)

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

As of April 28, 2015, the number of shares outstanding of the registrant's common stock, par value $0.01 per share, was 1,499,280.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS - FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	March 27, 2015	December 26, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$6,576	$6,064
Accounts receivable - trade (net of allowance for doubtful accounts of $4,301 and $4,190 as of March 27, 2015 and December 26, 2014, respectively)	192,243	177,878
Inventories	317,545	302,743
Prepaid expenses and other current assets	36,378	42,596
Income taxes receivable	8,082	4,139
Deferred income taxes	30,259	30,290
Total current assets	591,083	563,710
Property and equipment, net	54,587	54,844
Goodwill	486,439	486,439
Other intangible assets, net	333,726	345,314
Other assets	9,143	10,315
Total assets	$1,474,978	$1,460,622
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$121,127	$126,116
Accrued expenses and other current liabilities	86,311	96,272
Accrued interest	6,650	17,305
Current portion of long-term debt	3,500	83,500
Current portion of capital leases	1	10
Total current liabilities	217,589	323,203
Long-Term Liabilities:
Deferred income taxes	117,844	116,358
Long-term debt, net of current portion	824,255	702,099
Other liabilities	2,243	2,445
Total liabilities	1,161,931	1,144,105
Commitments and contingencies (see Note 4)
Stockholders' Equity:
Common stock; $0.01 par value, 2,500,000 authorized; 1,502,092 and 1,501,418 shares issued and 1,499,053 and 1,499,142 shares outstanding as of March 27, 2015 and December 26, 2014, respectively	15	15
Additional paid-in capital	401,286	400,231
Accumulated deficit	(85,612)	(81,856)
Accumulated other comprehensive loss	(1,697)	(1,165)
Treasury stock, at cost, 3,039 and 2,276 shares held as of March 27, 2015 and December 26, 2014, respectively	(945)	(708)
Total stockholders' equity	313,047	316,517
Total liabilities and stockholders' equity	$1,474,978	$1,460,622

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 27, 2015	March 28, 2014

Net sales	$411,747	$392,469
Cost of sales	269,688	256,679
Gross profit	142,059	135,790

Operating Expenses:
Selling, general and administrative expenses	115,875	113,975
Depreciation and amortization	13,110	12,604
Merger related expenses	—	102
Total operating expenses	128,985	126,681
Operating income	13,074	9,109

Loss on extinguishment of debt, net	(6,655)	(4,153)
Interest expense	(12,867)	(15,684)
Interest and other income	188	192
Loss before income taxes	(6,260)	(10,536)
Income tax benefit	(2,504)	(4,442)
Net loss	$(3,756)	$(6,094)

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 27, 2015	March 28, 2014
Net loss	$(3,756)	$(6,094)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(532)	(240)
Other comprehensive loss	(532)	(240)
Comprehensive loss	$(4,288)	$(6,334)

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	March 27, 2015	March 28, 2014
Cash Flows from Operating Activities:
Net loss	$(3,756)	$(6,094)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,110	12,604
Amortization of deferred lease incentive obligation	(189)	(211)
Amortization of deferred debt financing costs	986	987
Amortization of debt discount (premium)	31	(539)
Tender premiums and expenses related to debt extinguishments	4,043	18,491
Write-off of unamortized OpCo Notes fair value adjustment	—	(17,803)
Write-off of deferred debt issuance costs	2,612	3,465
Share-based compensation	961	692
Excess tax benefits from share-based compensation	9	—
Deferred income taxes	1,517	6,018
Provision for doubtful accounts	290	453
Gain on disposal of property and equipment	(13)	—
Other	209	9
Changes in assets and liabilities:
Accounts receivable - trade	(14,759)	(12,273)
Inventories	(14,967)	1,366
Prepaid expenses and other current assets	6,214	8,251
Other assets	1,162	(78)
Accounts payable	(5,407)	(8,743)
Accrued expenses and other current liabilities	(7,105)	(2,411)
Accrued interest	(10,655)	(11,559)
Income taxes	(3,956)	(2,607)
Other liabilities	(13)	(22)
Net cash used in operating activities	(29,676)	(10,004)
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(5,509)	(4,398)
Net cash used in investing activities	(5,509)	(4,398)
Cash Flows from Financing Activities:
Proceeds from ABL Facility	164,000	42,000
Payments on ABL Facility	(41,000)	(47,000)
Proceeds from issuance of Term Loan Facility, net	—	349,125
Payments on Term Loan Facility	(875)	—
Partial redemption of HoldCo Notes	(80,000)	—
Repayment of OpCo Notes	—	(300,000)
Payment of tender premiums and expenses related to debt extinguishments	(4,043)	(18,491)
Payment of deferred debt financing costs	(71)	(7,140)
Decrease in purchase card payable, net	(1,853)	(306)
Payments on capital lease obligations	(9)	(79)
Proceeds from issuance of common stock	—	140
Excess tax benefits from share-based compensation	(9)	—
Purchases of treasury stock	(134)	—
Net cash provided by financing activities	36,006	18,249
Effect of exchange rate changes on cash and cash equivalents	(309)	(123)
Net increase in cash and cash equivalents	512	3,724
Cash and cash equivalents at beginning of period	6,064	6,102
Cash and cash equivalents at end of period	$6,576	$9,826

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(in thousands)

	Three Months Ended
	March 27, 2015	March 28, 2014
Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$22,459	$26,779
Income taxes, net of refunds	217	(7,851)

Schedule of Non-Cash Investing and Financing Activities:
Capital expenditures incurred but not yet paid	2,038	1,095
Accrued deferred debt issuance costs	—	849

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

The Company currently markets and sells its products primarily through eight targeted brands. The Company utilizes a variety of sales channels, including a direct field sales force, inside sales representatives, a direct marketing program, brand-specific websites, a national account sales program and various supply chain programs. The Company delivers its products through its network of distribution centers and professional contractor showrooms located throughout the United States, Canada and Puerto Rico, as well as vendor managed inventory locations at large professional contractor and institutional customer locations, and its dedicated fleet of trucks and third-party carriers. Through its broad distribution network, the Company is able to provide next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

The accompanying unaudited interim consolidated financial statements include the accounts of Interline Brands, Inc. and all of its wholly-owned subsidiaries. These statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the financial statements included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2014 filed with the SEC.

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

The fair value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate the carrying amount due to the short maturities of these items. The fair value of the Company’s ABL Facility, Term Loan Facility, and HoldCo Notes is determined by quoted market prices and other inputs that are observable for these liabilities, which are Level 2 inputs. The carrying amount and fair value of the ABL Facility, Term Loan Facility, and HoldCo Notes as of March 27, 2015 and December 26, 2014 were as follows (in thousands):

	March 27, 2015		December 26, 2014
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility	$197,000	$197,901	$74,000	$74,370
Term Loan Facility(1)	345,755	343,901	346,599	333,480
HoldCo Notes	285,000	299,250	365,000	379,600
     ____________________

(1)	As of March 27, 2015 and December 26, 2014, the carrying amount of the Term Loan Facility included an unamortized original issue discount of $0.7 million and $0.8 million, respectively.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Information

The Company has one operating segment and, therefore, one reportable segment, the distribution of MRO products into the facilities maintenance end-market. The Company’s revenues and assets outside the United States are not significant. The Company’s net sales by product category were as follows (in thousands):

	Three Months Ended
Product Category(1)	March 27, 2015	March 28, 2014
JanSan	$184,097	$178,867
Plumbing	76,002	72,431
Hardware, tools and fixtures	37,701	35,625
HVAC	26,250	23,798
Electrical and lighting	22,939	20,993
Appliances and parts	22,981	20,528
Security and safety	17,840	17,202
Other	23,937	23,025
Net sales	$411,747	$392,469
     ____________________

(1)
The Company continually refines its product classification groupings and, as a result, stock keeping units are     periodically realigned within product categories. Therefore, the prior periods in these tables have been recast to be consistent with current presentation.

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue From Contracts With Customers ("ASU 2014-09"), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The company is currently assessing the impact that this standard will have on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments in ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. Entities are required to apply the amendments in ASU 2015-03 on a retrospective basis wherein the balance sheet of each individual period presented should be adjusted to reflect the amendment. Further, upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. This ASU is not expected to have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles — Goodwill and Other — Internal-Use Software ("ASU 2015-05"). The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in ASU 2015-05 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

those fiscal years, with early adoption permitted. Entities have the option to apply the amendments in ASU 2015-05 on a prospective or retrospective basis. Further, upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. This ASU is not expected to have a material impact on the Company's consolidated financial statements.
Other accounting standards that have been recently issued by the FASB are not expected to have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Guidance

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"). The amendments contained within this guidance clarify the applicable guidance for the release of the cumulative translation adjustment under current U.S. GAAP when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The amendments in ASU 2013-05 are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter, with early adoption permitted. The amendments should be applied prospectively to derecognition events occurring after the effective date, and prior periods should not be adjusted. Effective December 27, 2014, the Company adopted this ASU, which did not have a material impact on the Company's consolidated financial statements.

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

The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Balance at December 26, 2014	Charged to Expense	Deductions(1)	Balance at March 27, 2015
$4,190	$290	$(179)	$4,301
____________________

(1)	Accounts receivable previously charged to expense, written-off as uncollectible, net of recoveries.

3. DEBT

The Company's outstanding debt consisted of the following as of March 27, 2015 and December 26, 2014 (in thousands):

	March 27, 2015	December 26, 2014
ABL Facility	$197,000	$74,000
Term Loan Facility(1)	345,755	346,599
HoldCo Notes	285,000	365,000
Total debt	$827,755	$785,599
Less: Current portion	3,500	83,500
Long-term debt	$824,255	$702,099
____________________

(1)	The Term Loan Facility included an unamortized original issue discount of $0.7 million and $0.8 million as of March 27, 2015 and December 26, 2014, respectively.

As of March 27, 2015 and December 26, 2014, respectively, Interline New Jersey had $105.6 million and $209.7 million available under the ABL Facility. There were $197.0 million and $74.0 million borrowings under the revolving credit facilities as of

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 27, 2015 and December 26, 2014, respectively, and total letters of credit issued under the revolving credit facilities of $10.2 million and $11.3 million as of the same dates.

On December 30, 2014, the Company used a combination of cash on hand and borrowings under the recently amended ABL Facility to redeem $80.0 million of the $365.0 million outstanding aggregate principal amount of the HoldCo Notes at a redemption price of 105% of the outstanding aggregate principal amount to be redeemed, plus accrued and unpaid interest through the redemption date. In connection with the partial redemption of the HoldCo Notes, the Company recorded a loss on early extinguishment of debt in the amount of $6.7 million. The loss was comprised of $4.1 million in tender premium and related transaction costs and the write-off of the unamortized deferred debt issuance costs of $2.6 million.

Interline New Jersey and the Company were in compliance with all covenants contained in the ABL Facility, Term Loan Facility and HoldCo Notes as of March 27, 2015.

4. COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

As of March 27, 2015 and December 26, 2014, the Company was contingently liable for outstanding letters of credit aggregating to $10.2 million and $11.3 million, respectively.

Legal Proceedings

In May 2011, the Company was named as a defendant in the case of Craftwood Lumber Company v. Interline Brands, Inc.("Craftwood Matter"), filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, and subsequently removed to the United States District Court for the Northern District of Illinois. The complaint alleges that the Company sent unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“Junk Fax Act”). At the time of filing the initial complaint in state court, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from the Company during the four-year statute of limitations period. In its amended complaint filed in the United States District Court, the plaintiff seeks preliminary and permanent injunctive relief enjoining the Company from violating the Junk Fax Act, as well as statutory damages for each fax transmission found to be in violation of the Junk Fax Act. In light of the Company's assessment of potential legal risks associated with the Craftwood Matter, the Company recorded a pre-tax charge in the amount of $20.5 million in the third quarter of 2013. In the fourth quarter of 2014, the Company filed a joint notice of settlement with the Court for aggregate consideration in the amount of $40.0 million. The settlement has been granted approval by the Court and payment of the settlement consideration is expected to occur during the second or third quarter of fiscal year 2015.

As a result of the executed settlement agreement, the Company recorded an additional pre-tax charge in the amount of $19.5 million during the fiscal year ended December 26, 2014. Estimated charges recorded in conjunction with the Craftwood Matter were included in selling, general and administrative expenses in the statements of operations during the respective fiscal years. As of March 27, 2015 and December 26, 2014, the litigation-related accrual of $39.9 million was included in accrued expenses and other current liabilities in the consolidated balance sheets.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, the impact of the Merger, as defined in Part 1. Item 1. Note 1. Description of Business and Basis of Presentation, and amounts that may be paid for resolution of legal matters. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions, including, without limitation, certain statements in “Results of Operations”, “Liquidity and Capital Resources”, and Item 3. Quantitative and Qualitative Disclosures About Market Risk. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

•	our level of indebtedness,

•	future cash flows,

•	the highly competitive nature of the maintenance, repair and operations distribution industry,

•	general market conditions,

•	the impact of the brand unification,

•	the impact of the resolution of current or future legal claims,

•	apartment vacancy rates and effective rents,

•	governmental and educational budget constraints,

•	work stoppages or other business interruptions at transportation centers or shipping ports,

•	health care costs,

•	our ability to accurately predict market trends,

•	fluctuations in the cost of commodity-based products and raw materials (such as copper) and fuel prices,

•	weather conditions and catastrophic weather events,

•	the loss of significant customers,

•	adverse changes in trends in the home improvement and remodeling and home building markets,

•	product cost and price fluctuations due to inflation and currency exchange rates,

•	inability to identify, acquire and successfully integrate acquisition candidates,

•	our ability to purchase products from suppliers on favorable terms,

•	our customers' ability to pay us,

•	inability to realize expected benefits from acquisitions,

•	consumer spending and debt levels,

•	interest rate fluctuations,

•	material facilities and systems disruptions and shutdowns,

•	the length of our supply chains,

•	adverse publicity,

•	labor and benefit costs,

•	dependence on key employees,

•	credit market contractions,

•	disruptions in information technology systems,

Forward-Looking Statements (continued)

•	changes to tariffs between the countries in which we operate,

•	our ability to protect trademarks,

•	changes in governmental regulations related to our product offerings, and

•	changes in consumer preferences.

Any forward-looking statements made by us in this report, or elsewhere, speak only as of the date on which we make them. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In light of these risks and uncertainties, any forward-looking statements made in this report or elsewhere might not occur.

Executive Summary

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

Our diverse facilities maintenance customer base includes institutions, such as educational, lodging, health care, and government facilities; multi-family housing, such as apartment complexes; and residential customers, including professional contractors, and plumbing and hardware retailers. Our customers range in size from individual contractors and independent hardware stores to apartment management companies and national purchasing groups.

We currently market and sell our products primarily through eight distinct and targeted brands, each of which is recognized in the facilities maintenance markets they serve for providing quality products at competitive prices with reliable same-day or next-day delivery. During the first quarter of 2015, the Company announced the launch of a new institutional brand, SupplyWorksTM, which represents the unification of five of Interline’s leading brands – AmSan®, CleanSource®, JanPak®, Trayco® and Sexauer® – under one national brand. The Wilmar® and Maintenance USA® brands continue to serve our multi-family housing facilities customers, while the Barnett®, Copperfield®, U.S. Lock®, Hardware Express®, and LeranSM brands generally serve our residential facilities customers. Our multi-brand operating model, which we believe is unique in the industry, allows us to use a single platform to deliver tailored products and services to enhance the customer service experience and meet the individual needs of each respective customer group served.

Our marketing strategy utilizes a variety of sales channels, including a field sales force of approximately 1,200 associates, which includes sales management and related associates, approximately 460 inside sales and customer service and support associates, a direct marketing program consisting of catalogs and promotional flyers, brand‑specific websites, a national accounts sales program, and other supply chain programs, such as vendor managed inventory.

We deliver our products through a network of 67 distribution centers, 21 professional contractor showrooms located throughout the United States ("U.S"), Canada, and Puerto Rico, 74 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks and third party carriers. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

Recent Developments

Brand Unification
During the first quarter of 2015, the Company announced the launch of a new institutional brand, SupplyWorksTM ("SupplyWorks"),which represents the unification of five of Interline’s leading brands – AmSan®, CleanSource®, JanPak®, Trayco® and Sexauer® – under one national brand. The SupplyWorks brand product offering includes over 140,000 items spanning everything from plumbing and cleaning supplies to HVAC, electrical and other maintenance and repair products to help customers enhance the performance, safety, health and sustainability of facilities across the United States. With over 3,000 supply partners, SupplyWorks features a strong portfolio of branded products from Georgia-Pacific, 3M, Diversey Care, Kimberly-Clark, Kohler, Schlage and Spartan, among others, as well as Interline’s own exclusive brands. SupplyWorks will leverage a team of over 900 highly-trained facility maintenance experts and customer support professionals to serve a diverse and expanding customer base including: building service contractors, office buildings, schools and universities, healthcare institutions, lodging, and high-traffic buildings such as airports, stadiums and shopping malls. This brand unification makes SupplyWorks one of the largest broad line facilities maintenance businesses in the U.S. providing a full suite of products and solutions to institutional and commercial customers.

Financing Transactions
On December 30, 2014, the Company used a combination of cash on hand and borrowings under the recently amended ABL Facility (as defined below) to redeem $80.0 million of the $365.0 million aggregate principal amount of senior notes (the "HoldCo Notes") at a redemption price of 105% of the outstanding aggregate principal amount to be redeemed, plus accrued and unpaid interest through the redemption date. In connection with the redemption of the HoldCo Notes, the Company recorded a loss on early extinguishment of debt in the amount of $6.7 million. The loss was comprised of $4.1 million in tender premium and related transactions costs and the write-off of the unamortized deferred debt issuance costs of $2.6 million.

Refer to "—Liquidity and Capital Resources" in Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations herein for additional information regarding the Company's financing arrangements.

Business Environment

Corporate Strategy

Our objective is to become the leading national supplier of MRO products in the facilities maintenance end-market, which is comprised of our institutional, multi-family housing and residential facilities customers. In pursuing this objective, we plan to increase our net sales, earnings and return on invested capital by capitalizing on our size and scale, sales force, supply chain programs, information technology and logistics platforms to successfully execute our organic growth, operating efficiency and strategic acquisition initiatives.

For additional information regarding our corporate strategy, refer to the strategy discussion provided in Part I. Item 1. Business of our Annual Report on Form 10-K for the year ended December 26, 2014.

Trends and Uncertainties

We experience some seasonal fluctuations during the second and third fiscal quarters as sales of our products typically increase during these periods due to increased apartment turnover and related maintenance and repairs in the multi-family and residential housing sector and increased repairs and maintenance of educational and governmental facilities in the institutional sector as well as increases in HVAC sales during these periods. Our first and fourth quarter sales and earnings typically tend to be slightly lower than the other two quarters of the year due to winter weather and the holiday season.

For additional information regarding trends and uncertainties that could affect our financial position, results of operations and cash flows, refer to the risk factors discussion provided in Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 26, 2014 as well as “Part I. Item 2—Forward-Looking Statements” disclosed above.

Outlook

Looking ahead to the remainder of fiscal year 2015, we plan to continue to make investments in our sales force, E-commerce capabilities, supply chain management services and information systems. These investments are expected to continue to drive higher levels of revenue growth, and enhance our scale and capabilities.

Results of Operations

The following table presents information derived from the consolidated statements of operations expressed as a percentage of net sales for the three months ended March 27, 2015 and March 28, 2014:

	Three Months Ended
	% of Net Sales
	March 27, 2015	March 28, 2014	% Increase (Decrease)(1)
Net sales	100.0%	100.0%	4.9%
Cost of sales	65.5	65.4	5.1
Gross profit	34.5	34.6	4.6

Operating Expenses:
Selling, general and administrative expenses	28.1	29.0	1.7
Depreciation and amortization	3.2	3.2	4.0
Merger related expenses	—	—	(100.0)
Total operating expenses	31.3	32.3	1.8
Operating income	3.2	2.3	43.5

Loss on extinguishment of debt, net	(1.6)	(1.1)	60.2
Interest expense	(3.1)	(4.0)	(18.0)
Interest and other income	—	—	(2.1)
Loss before income taxes	(1.5)	(2.7)	(40.6)
Income tax benefit	(0.6)	(1.1)	(43.6)
Net loss	(0.9)%	(1.6)%	(38.4)%
____________________

(1)	Percent increase (decrease) represents the actual change as a percentage of the prior year’s result.

Comparison of the operating results for the three months ended March 27, 2015 to the three months ended March 28, 2014

Net Sales and Gross Profit

	Three Months Ended
(in thousands)	March 27, 2015	March 28, 2014

Net sales	$411,747	$392,469
Cost of sales	269,688	256,679
Gross profit	$142,059	$135,790

Net sales. Net sales increased by $19.3 million, or 4.9%, for the three months ended March 27, 2015 compared to the three months ended March 28, 2014. Sales to our institutional facilities customers increased by $10.2 million, sales to our multi-family housing facilities customers increased by $8.7 million, and sales to our residential facilities customers increased by $1.6 million. There were 64 shipping days in both the three months ended March 27, 2015 and the three months ended March 28, 2014.

The year-over-year increase in net sales for the three months ended March 27, 2015 and March 28, 2014 primarily reflects continued economic stability across our facilities maintenance end-market, combined with our continued investments in our sales force, marketing, and our information technology, including an ongoing focus on national accounts and supply chain services. Sales to our institutional facilities customers, which comprised 45% of our total sales, increased 5.7% in total. Sales to our multi-family housing facilities customers, which comprised 35% of our total sales, increased 6.4%. Sales to our residential facilities customers, which comprised 20% of our total sales, increased 2.0%. We believe we are starting to more fully realize the benefits of our efforts to strengthen our business, improve our competitive position, and enhance our market capabilities. We expect these trends to continue for the remainder of 2015 as we continue our investments in our sales force, E-commerce capabilities, supply chain management services and other key areas of our business.

Gross profit. Gross profit increased by $6.3 million, or 4.6%, for the three months ended March 27, 2015 compared to the three months ended March 28, 2014. As a percentage of sales, gross profit margin was 34.5% and 34.6% during the three months ended March 27, 2015 and March 28, 2014, respectively.

Operating Expenses

	Three Months Ended
(in thousands)	March 27, 2015	March 28, 2014

Selling, general and administrative expenses	$115,875	$113,975
Depreciation and amortization	13,110	12,604
Merger related expenses	—	102
Total operating expenses	$128,985	$126,681

Selling, general and administrative expenses ("SG&A"). SG&A expenses increased by $1.9 million, or 1.7%, for the three months ended March 27, 2015 as compared to the same period in the prior year. As a percentage of net sales, SG&A expenses decreased 90 basis points to 28.1% for the three months ended March 27, 2015 compared to 29.0% for the three months ended March 28, 2014. The decrease in SG&A expenses as a percentage of net sales was due to continued management of our cost structure as well as lower distribution center consolidation and restructuring costs during the current period.

Depreciation and amortization. Depreciation and amortization expense increased by $0.5 million, or 4.0%, for the three months ended March 27, 2015 compared to the three months ended March 28, 2014. As a percentage of net sales, depreciation and amortization was 3.2% for the three months ended March 27, 2015 and 3.2% for the three months ended March 28, 2014.

Merger related expenses. Merger related expenses incurred for the three months ended March 28, 2014 of $0.1 million consisted of transaction related compensation incurred as a direct result of the Merger. There were no merger related expenses incurred during the three months ended March 27, 2015.

Operating Income

	Three Months Ended
(in thousands)	March 27, 2015	March 28, 2014

Operating income	$13,074	$9,109

Operating income. As a result of the foregoing, operating income increased by $4.0 million, or 43.5%, to $13.1 million for the three months ended March 27, 2015 from $9.1 million for the three months ended March 28, 2014.

Other Income (Expense)

	Three Months Ended
(in thousands)	March 27, 2015	March 28, 2014

Loss on extinguishment of debt, net	$(6,655)	$(4,153)
Interest expense	(12,867)	(15,684)
Interest and other income	188	192
Loss before income taxes	$(6,260)	$(10,536)

Loss on extinguishment of debt. In connection with the partial redemption of the HoldCo Notes and the related financing transactions that occurred during the period ended March 27, 2015, we recorded a loss on extinguishment of debt, net of $6.7 million which consisted of $4.1 million in tender premium and related transaction costs and the write-off of the unamortized deferred debt issuance costs of $2.6 million. During the three months ended March 28, 2014 in connection with the redemption of the OpCo Notes due 2018 (the "OpCo Notes") and the related refinancing transactions, we recorded a loss on extinguishment of debt, net of $4.2 million which consisted of $18.5 million in consent solicitation, tender premium, call premium and related transaction costs less a non-cash benefit of $14.3 million associated with the write-off of the unamortized fair value premium of $17.8 million less the write-off of the unamortized deferred debt financing costs of $3.5 million.

Interest expense. Interest expense decreased $2.8 million, or 18.0%, during the three months ended March 27, 2015 as compared to the three months ended March 28, 2014. The decrease in interest expense was directly attributable to interest expense savings realized as a result of the financing transactions that occurred in the first quarters of 2015 and 2014.

Income Tax Benefit and Net Income (Loss)

	Three Months Ended
(in thousands)	March 27, 2015	March 28, 2014

Income tax benefit	$(2,504)	$(4,442)
Net loss	$(3,756)	$(6,094)

Income tax benefit. Income tax benefit decreased $1.9 million to $2.5 million for the three months ended March 27, 2015 compared to $4.4 million for the three months ended March 28, 2014. The decrease in income tax benefit is primarily related to the decrease in book loss as compared the comparable prior year period.

The effective tax rate for the three months ended March 27, 2015 and March 28, 2014 was 40.0% and 42.2%, respectively. The change in the effective tax rate during the first quarter of 2015 compared to the comparable prior year period is due to lower state tax rate for favorable tax planning strategies implemented in 2015.

Net loss. As a result of the foregoing, net loss decreased by $2.3 million or 38.4% during the three months ended March 27, 2015 as compared to the three months ended March 28, 2014. As a percentage of net sales, net loss was 0.9% for the three months ended March 27, 2015 compared to 1.6% for the same period in the prior year.

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

On December 30, 2014, the Company used a combination of cash on hand and borrowings under the recently amended ABL Facility (as defined below) to redeem $80.0 million of the HoldCo Notes at a redemption price of 105% of the outstanding aggregate principal amount to be redeemed, plus accrued and unpaid interest through the redemption date. In connection with the partial redemption of the HoldCo Notes, the Company recorded a loss on early extinguishment of debt in the amount of $6.7 million. The loss was comprised of $4.1 million in tender premium and related transactions costs and the write-off of the unamortized deferred debt issuance costs of $2.6 million.

The debt instruments of Interline New Jersey, primarily the ABL Facility and the Term Loan Facility (as defined below), contain significant restrictions on the payment of dividends and distributions to the Company by Interline New Jersey. See “—ABL Facility” and “—Term Loan Facility” for more information on the ABL Facility and the Term Loan Facility, respectively.

Interline New Jersey and the Company were in compliance with all covenants contained in the ABL Facility, the Term Loan Facility, and HoldCo Notes as of March 27, 2015.

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

As of March 27, 2015, we had cash and cash equivalents of $6.6 million. A portion of our cash and cash equivalents are denominated in various foreign currencies and held by our foreign subsidiaries. These balances are associated with our permanent reinvestment strategy and are subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs

From time to time, based on market conditions and other factors, we may repay or refinance all or any of our existing indebtedness, including repurchasing or redeeming our bonds, or incur additional indebtedness. Letters of credit, which are issued under our ABL Facility, are used to support payment obligations incurred for our general corporate purposes.

As of March 27, 2015, we had $105.6 million of availability under our ABL Facility, net of $10.2 million in letters of credit. We believe that cash and cash equivalents on hand, cash flow from operations and available borrowing capacity under our ABL Facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the foreseeable future.

Financial Condition

Working capital increased by $133.0 million to $373.5 million as of March 27, 2015 from $240.5 million as of December 26, 2014. The increase in working capital was primarily driven by an increase in accounts receivable—trade due to the increase in net sales, an increase in inventory levels to support higher sales and demand for import products as well as build-up for seasonal demand, and a reduction of accrued interest on the Company's outstanding debt due to normal scheduled payments as well as a result of the partial redemption of the HoldCo Notes during the first quarter of 2015.

Cash Flow

Operating Activities. Net cash used in operating activities was $29.7 million and $10.0 million for the three months ended March 27, 2015 and March 28, 2014, respectively.

Net cash used in operating activities of $29.7 million for the three months ended March 27, 2015 primarily consisted of a net loss of $3.8 million, non-cash adjustments of $23.6 million, and net cash used by working capital items of $50.6 million. The non-cash adjustments of $23.6 million primarily consisted of $13.1 million in depreciation and amortization of property and equipment and intangible assets, loss on early extinguishment of debt in the amount of $6.7 million, which consisted of $4.1 million in tender premium and related transaction costs and the write-off of the unamortized deferred debt issuance costs of $2.6 million, $1.5 million in deferred income taxes, $1.0 million in amortization of deferred debt issue costs, and $1.0 million in share-based compensation. The net cash used by working capital items primarily consisted of $15.0 million from an increase in inventory levels support higher sales and demand for import products as well as build-up for seasonal demand, $14.8 million from increased trade receivables, net of changes in provision for doubtful accounts, resulting from an increase in net sales during the current period, a $10.7 million decrease in accrued interest due to normal scheduled payments as well as a result of the partial redemption of the HoldCo Notes during the first quarter of 2015, $7.1 million from decreases in accrued expenses and other current liabilities primarily related to lower payroll and incentive compensation accruals as compared to prior year-end due to timing of payments as well as payment of fiscal year 2014 accrued bonuses, $5.4 million from decreases in trade accounts payable due to timing of purchases and related payments, and $4.0 million from increases in income tax receivable due to current tax benefit. The net cash used by working capital items was partially offset by an decrease of $6.2 million prepaid expenses and other current assets primarily related to timing of collections of rebates from our vendors.

Net cash used in operating activities of $10.0 million for the three months ended March 28, 2014 primarily consisted of a net loss of $6.1 million, adjustments for non-cash items of $24.2 million and net cash used by working capital items of $28.0 million. Adjustments for non-cash items primarily consisted of $12.6 million in depreciation and amortization of property and equipment and intangible assets, $6.0 million in deferred income taxes, and loss on early extinguishment of debt in the amount of $4.2 million, which consisted of $18.5 million in consent solicitation, tender premium, call premium and related transaction costs less a non-cash benefit of $14.3 million associated with the write-off of the unamortized fair value premium of $17.8 million less the write-off of the unamortized deferred debt financing costs of $3.5 million. The cash used by working capital items primarily consisted of $12.3 million from increased trade receivables, net of changes in provision for doubtful accounts, resulting from increased sales compared to the prior year, an $11.6 million change in accrued interest due to the early redemption of the OpCo Notes, $8.7 million from reduced trade payables balances as a result of the timing of purchases and related payments, $2.4 million from a decrease in accrued expenses and other current liabilities as a result of lower accrued salaries and wages due to the timing of payrolls, and $2.6 million from changes in income taxes. The cash used by working capital items was partially offset by an $8.3 million decrease in prepaid expenses and other current assets primarily as a result of timing of collections of rebates from our vendors and $1.4 million from decreased inventory levels.

Investing Activities. Net cash used in investing activities totaled $5.5 million and $4.4 million for the three months ended March 27, 2015 and March 28, 2014, respectively. The respective cash outflows for each period relate to capital expenditures made in the ordinary course of business.

Financing Activities. Net cash provided by financing activities totaled $36.0 million and $18.2 million for the three months ended March 27, 2015 and March 28, 2014, respectively.

Net cash provided by financing activities for the three months ended March 27, 2015 are attributable to $123.0 million in net proceeds on the ABL Facility offset by cash outflows related to partial redemption of the HoldCo Notes of $80.0 million, payments of tender premiums and expenses related to redemption of the HoldCo Notes of $4.1 million, $1.9 million net decrease in purchase card payables, and payments made on Term Loan Facility of $0.9 million.

Net cash provided by financing activities for the three months ended March 28, 2014 were attributable to $349.1 million in net proceeds from the issuance of Term Loan Facility offset by $300.0 million used to finance the redemption of the OpCo Notes, $18.5 million in the payment of tender premiums and expenses on the OpCo Notes, $7.1 million of payments for debt issuance costs, and $5.0 million in net payments on the ABL Facility.

Capital Expenditures

Capital expenditures were $5.5 million during the three months ended March 27, 2015, compared to $4.4 million for the three months ended March 28, 2014. Capital expenditures as a percentage of net sales were 1.3% for the three months ended March 27, 2015, and 1.1% for the three months ended March 28, 2014. Capital expenditures during the first quarter of 2015 and 2014 were driven primarily by the continued consolidation of our distribution center network, including the investments in larger, more efficient distribution centers and enhancements to our information technology systems. We expect our capital expenditures during the remainder of 2015 to be comparable with our historical capital expenditures as a percentage of sales.

ABL Facility

Interline New Jersey holds an asset-based senior secured revolving credit facility with a syndicate of lenders that permits revolving borrowings in an aggregate principal amount of up to $325.0 million (the "ABL Facility"). The ABL Facility also provides for a sub-limit of borrowings on same-day notice referred to as swingline loans up to $30.0 million and a sub-limit for the issuance of letters of credit up to $45.0 million. Subject to certain conditions, the principal amount of the ABL Facility may be increased from time to time up to an amount which, in the aggregate for all such increases, does not exceed $100.0 million, in $25.0 million increments. The principal amount outstanding will be due and payable in full at maturity, on April 8, 2019.

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

The interest rates applicable to obligations under the ABL Facility will be determined as of the end of each fiscal quarter in accordance with applicable rates set forth in the table below:

	Revolver ABR Spread	Revolver Eurodollar Spread
Category 1
Greater than $177.3 million	0.25%	1.25%
Category 2
Greater than $88.6 million but less than or equal to $177.3 million	0.50%	1.50%
Category 3
Less than or equal to $88.6 million	0.75%	1.75%

The applicable rates for Category 1 will be available starting in the second fiscal quarter of 2015. The applicable rates for Category 2 and Category 3 are subject to a 0.25% step-down from the spread described above if the fixed charge coverage ratio for the period of four consecutive fiscal quarters ending on the last day of the fiscal quarter most recently ended is greater than 1.75:1.00. This step-down is currently available for Category 3 borrowings and will be available for Category 2 borrowings during the second fiscal quarter of 2015. As of March 27, 2015, the interest rate in effect with respect to the ABL Facility was 1.69% for the Eurodollar revolving loans and 3.75% for the ABR revolving loans.

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

Interline New Jersey and its restricted subsidiaries may incur secured or unsecured indebtedness so long as (i) in the event that the proceeds thereof are used to redeem HoldCo Notes, the pro forma interest coverage ratio of Interline New Jersey and its restricted subsidiaries is at least 2.00:1.00 or (ii) in the event the proceeds thereof are used for another purpose, (A) if such indebtedness is secured on a second-lien or other junior basis or is unsecured, the pro forma total leverage ratio of Interline New Jersey and its restricted subsidiaries is less than or equal to 6.50:1.00 or (B) if such indebtedness is secured on a first-lien basis, the pro forma ratio of (x) consolidated first lien indebtedness of Interline New Jersey and its restricted subsidiaries and (y) consolidated EBITDA of Interline New Jersey and its restricted subsidiaries (such ratio, the “First Lien Leverage Ratio”) is less than or equal to 3.75:1.00. While the Company guarantees both the Term Loan Facility and the ABL Facility, its assets are not be pledged to secure either such facility so long as the HoldCo Notes remain outstanding.

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

Term Loan Facility

Interline New Jersey has a first lien term loan agreement under which Interline New Jersey incurred a term loan in an aggregate principal amount of $350.0 million (the "Term Loan Facility"). The initial aggregate principal amount of the Term Loan Facility is equal to $350.0 million. The Term Loan Facility allows for incremental increases in an aggregate principal amount of up to (i) $100.0 million plus (ii) the amount as of the date of incurrence that would not cause the First Lien Leverage Ratio to exceed 3.75:1.00. The Term Loan Facility will mature on the earlier of (A) March 17, 2021 and (B) the date which is 91 days prior to the maturity date of the HoldCo Notes.

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

The Term Loan Facility bears interest, at the borrower’s option, at (i) LIBOR subject to a minimum floor of 1.0%, plus 300 basis points ("LIBO Rate") or (ii) an ABR subject to a minimum floor of 2.0%, plus 200 basis points. In addition, at the closing of the Term Loan Facility, Interline New Jersey paid (in addition to customary fees) an upfront fee equal to 0.25% of the principal amount thereof. As of March 27, 2015, the interest rate in effect with respect to the Term Loan Facility was 4.00% for LIBO Rate borrowings and 5.25% for ABR borrowings.

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

HoldCo Notes

In connection with the Merger, Interline Delaware issued $365.0 million in aggregate principal amount of the HoldCo Notes due November 15, 2018. Debt financing costs capitalized in connection with the HoldCo Notes were $16.7 million. On December 30, 2014, the Company used a combination of cash on hand and borrowings under the recently amended ABL Facility to redeem $80.0 million of the $365.0 million outstanding aggregate principal amount of the HoldCo Notes at a redemption price of 105% of the outstanding aggregate principal amount to be redeemed, plus accrued and unpaid interest through the redemption date. In connection with the partial redemption of the HoldCo Notes, the Company recorded a loss on early extinguishment of debt in the amount of $6.7 million. The loss was comprised of $4.1 million in tender premium and related transactions costs and the write-off of the unamortized deferred debt issuance costs of $2.6 million.

The HoldCo Notes are the Company's general senior unsecured obligations; rank pari passu in right of payment with all existing and future indebtedness of the Company, other than subordinated obligations; are senior in right of payment to any future subordinated obligations of the Company; are not guaranteed by any subsidiary of the Company; are effectively subordinated to any existing or future obligations of the Company that are secured by liens on assets of the Company (including the Company's guarantee of the ABL Facility, which is secured by a pledge of the stock of Interline New Jersey) to the extent of the value of such assets, unless the HoldCo Notes are equally and ratably secured by such assets; are structurally subordinated to all existing and future indebtedness (including indebtedness under the ABL Facility) of, and other claims and obligations (including preferred stock) of, the subsidiaries of the Company, except to the extent a subsidiary of the Company executes a guaranty agreement in the future. The HoldCo Notes are not guaranteed by any of the Company's subsidiaries.

The HoldCo Notes bear interest at a rate of 10.00% per annum with respect to cash interest and 10.75% per annum with respect to any paid-in-kind ("PIK") interest, payable semi-annually on January 15 and July 15. The Company is required to pay interest on the HoldCo Notes in cash, unless its subsidiaries are restricted from dividending money to it (or have limited ability to do so), subject to certain circumstances. The Company may at any time redeem some or all of the HoldCo Notes at certain fixed redemption prices expressed as percentages of the principal amount, plus accrued and unpaid interest.

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

Critical Accounting Policies and New Accounting Pronouncements

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 26, 2014 filed with the SEC. During the three months ended March 27, 2015, there were no significant changes to any of our critical accounting policies. For further information about recently issued and recently adopted accounting pronouncements, see Note 1. "Description of the Business and Basis of Presentation" in the Notes to the Consolidated Financial Statements included herein.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

A small portion of our operating performance could be impacted by price fluctuations in copper, oil, stainless steel, aluminum, zinc, plastic and polyvinyl chloride ("PVC"), and other commodities and raw materials. We are aware of the potentially unfavorable effects inflationary pressures may create through higher product and material costs and higher asset replacement costs. Additionally, we are aware of potential unfavorable effects on sales and gross margin in deflationary commodity price environments. We seek to minimize the effects of inflation, deflation, and other price changes through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins. However, such commodity price fluctuations have from time to time created some variability in our financial performance, and could continue to do so in the future. In addition, our use of priced catalogs may not allow us to offset such cost increases quickly, resulting in a decrease in gross margins and profit.

Interest Rate Risk

Our variable rate term debt is sensitive to changes in the general level of interest rates. As of March 27, 2015, our variable rate debt outstanding consisted of $197.0 million under the ABL Facility and $346.5 million under the Term Loan Facility. While our variable rate term debt obligations expose us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance, results of operations, or cash flows. Based on the outstanding variable rate debt as of March 27, 2015, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $2.0 million pre-tax change to our statement of operations for the ABL Facility and a $0.6 million pre-tax change for the Term Loan Facility.

The fair market value of our ABL Facility, Term Loan Facility, and HoldCo Notes is subject to interest rate risk. As of March 27, 2015, the estimated fair market value of our debt was as shown below (in thousands):

	Fair Market Value	Percent of Par
ABL Facility	$197,901	100.46%
Term Loan Facility	$343,901	99.25%
HoldCo Notes	$299,250	105.00%

Foreign Currency Exchange Risk

We are exposed to foreign currency exchange rate risks through our inventory purchases from foreign based suppliers and operations in our foreign locations including Canada, China and other Asian countries.

Because the functional currency related to most of our foreign operations is the applicable local currency, we are exposed to foreign currency exchange rate risks arising from transaction in the normal course of business. Our primary currency exposure risks are with the Canadian dollar and the Chinese Yuan. However, the majority of our purchases from foreign-based suppliers are transacted in U.S. dollars. Accordingly, our risk to foreign currency exchange rates has not historically been material.

In contrast, most of our foreign suppliers incur costs of production in non-U.S. currencies. As a result, depreciation of the U.S. dollar against foreign currencies could pressure supplier revenue streams leading to increases in the price we pay for these products. A substantial portion of our products is sourced from suppliers in China and the value of the Chinese Yuan has increased relative to the U.S. dollar since July 2005, when it was allowed to fluctuate against a basket of foreign currencies. Most experts believe that the value of the Yuan will continue to increase relative to the U.S. dollar over the next few years absent a policy change in how China regulates its currency. The continued increase in the value of the Chinese Yuan relative to the U.S. dollar would most likely result in an increase in the cost of products that are sourced from suppliers in China.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 27, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 27, 2015, our disclosure controls and procedures were effective to ensure that: (1) material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 27, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

In May 2011, we were named as a defendant in the case of Craftwood Lumber Company v. Interline Brands, Inc.("Craftwood Matter"), filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, and subsequently removed to the United States District Court for the Northern District of Illinois ("the Court"). The complaint alleges that we sent unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“Junk Fax Act”). At the time of filing the initial complaint in state court, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from us during the four-year statute of limitations period. In its amended complaint filed in the United States District Court, the plaintiff seeks preliminary and permanent injunctive relief enjoining the Company from violating the Junk Fax Act, as well as statutory damages for each fax transmission found to be in violation of the Junk Fax Act. On November 17, 2014, we filed a joint notice of settlement with the Court advising them of the settlement of the Craftwood Matter. Under the terms of the settlement agreement we agreed to total settlement consideration of $40.0 million, representing an after tax payment of $24.3 million. The settlement has been granted approval by the Court and payment of the settlement consideration is expected to occur during the second or third quarter of fiscal year 2015.

As part of this matter, a pre-tax charge of $20.5 million was recorded in the third quarter of 2013 and an additional $19.5 million pre-tax charge was recorded in the fourth quarter of 2014 and is included in selling, general and administrative expenses in the statements of operations for the fiscal years ended December 27, 2013 and December 26, 2014, respectively. As of March 27, 2015 and December 26, 2014, a litigation related accrual of $39.9 million was included in accrued expenses and other current liabilities in the consolidated balance sheets.

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

ITEM 1A. Risk Factors.

For information regarding factors that could affect our financial position, results of operations and cash flows, see the risk factors discussion provided in our Annual Report on Form 10-K for the year ended December 26, 2014 in Part I. Item 1A. Risk Factors. See also “Part I. Item 2—Forward-Looking Statements” above.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 27, 2015, the Company sold 342 shares of unregistered equity securities. The sale of the Company's common stock was not subject to any underwriting discount or commission. The common stock was privately offered and sold to employees of the Company, pursuant to Rule 506 of Regulation D, and the sales were exempt from registration under the Securities Act. The transactions did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

Purchases of Equity Securities by the Issuer

During the three months ended March 27, 2015, the Company repurchased 763 shares of which 332 represented shares tendered in satisfaction of the exercise price and tax withholding obligations related to the non-cash exercise of stock options during the period.

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

STATEMENTS RE COMPUTATION OF RATIOS
12.1	†	Computation of earnings to fixed charges and earnings to combined fixed charges and preferred dividends of Interline Brands, Inc..

CERTIFICATIONS
31.1	†	Certification of the Chief Executive Officer of Interline Brands, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer of Interline Brands, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Document
32.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INTERACTIVE DATA FILES
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

† Furnished herewith.
* Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1	Consolidated Balance Sheets (Unaudited) as of March 27, 2015 and December 26, 2014;

2	Consolidated Statements of Operations (Unaudited) for the three months ended March 27, 2015 and March 28, 2014, respectively;

3	Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three months ended March 27, 2015 and March 28, 2014, respectively;

4	Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 27, 2015 and March 28, 2014, respectively;

5	Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINE BRANDS, INC.
(Registrant)

May 1, 2015	/S/ FEDERICO L. PENSOTTI
Date	Federico L. Pensotti
Chief Financial Officer
(Duly Authorized Signatory and Principal Financial Officer)