Form 10-Q
period 2015-06-26
INTERLINE BRANDS, INC./DE
filed 2015-07-31
CIK 1292900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 26, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission File Number:	001-32380

INTERLINE BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0542659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 San Marco Boulevard Jacksonville, Florida	32207
(Address of principal executive offices)	(Zip Code)

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

As of July 30, 2015, the number of shares outstanding of the registrant's common stock, par value $0.01 per share, was 1,499,913.

INTERLINE BRANDS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	June 26, 2015	December 26, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$6,698	$6,064
Accounts receivable - trade (net of allowance for doubtful accounts of $3,926 and $4,190 as of June 26, 2015 and December 26, 2014, respectively)	211,688	177,878
Inventories	336,919	302,743
Prepaid expenses and other current assets	39,102	42,596
Income taxes receivable	4,472	4,139
Deferred income taxes	29,978	30,290
Total current assets	628,857	563,710
Property and equipment, net	56,986	54,844
Goodwill	486,439	486,439
Other intangible assets, net	324,873	345,314
Other assets	9,022	10,315
Total assets	$1,506,177	$1,460,622
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$153,846	$126,116
Accrued expenses and other current liabilities	97,398	96,272
Accrued interest	13,788	17,305
Current portion of long-term debt	3,500	83,500
Current portion of capital leases	—	10
Total current liabilities	268,532	323,203
Long-Term Liabilities:
Deferred income taxes	116,242	116,358
Long-term debt, net of current portion	801,411	702,099
Other liabilities	2,089	2,445
Total liabilities	1,188,274	1,144,105
Commitments and contingencies (see Note 4)
Stockholders' Equity:
Common stock; $0.01 par value, 2,500,000 authorized; 1,502,767 and 1,501,418 shares issued and 1,499,280 and 1,499,142 shares outstanding as of June 26, 2015 and December 26, 2014, respectively	15	15
Additional paid-in capital	402,299	400,231
Accumulated deficit	(81,703)	(81,856)
Accumulated other comprehensive loss	(1,591)	(1,165)
Treasury stock, at cost, 3,487 and 2,276 shares held as of June 26, 2015 and December 26, 2014, respectively	(1,117)	(708)
Total stockholders' equity	317,903	316,517
Total liabilities and stockholders' equity	$1,506,177	$1,460,622

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014

Net sales	$447,708	$425,542	$859,455	$818,011
Cost of sales	296,434	279,972	566,122	536,651
Gross profit	151,274	145,570	293,333	281,360

Operating Expenses:
Selling, general and administrative expenses	118,363	114,240	234,238	228,215
Depreciation and amortization	13,083	12,594	26,193	25,198
Merger related expenses	656	—	656	102
Total operating expenses	132,102	126,834	261,087	253,515
Operating income	19,172	18,736	32,246	27,845

Impairment of other intangible assets	—	(67,500)	—	(67,500)
Loss on extinguishment of debt, net	—	(19)	(6,655)	(4,172)
Interest expense	(12,766)	(14,506)	(25,633)	(30,190)
Interest and other income	142	205	330	397
Income (loss) before income taxes	6,548	(63,084)	288	(73,620)
Income tax expense (benefit)	2,639	(24,507)	135	(28,949)
Net income (loss)	$3,909	$(38,577)	$153	$(44,671)

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended		Six Months Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net income (loss)	$3,909	$(38,577)	$153	$(44,671)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	106	271	(426)	31
Other comprehensive income (loss)	106	271	(426)	31
Comprehensive income (loss)	$4,015	$(38,306)	$(273)	$(44,640)

See accompanying notes to unaudited consolidated financial statements.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	June 26, 2015	June 27, 2014
Cash Flows from Operating Activities:
Net income (loss)	$153	$(44,671)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,193	25,198
Impairment of other intangible assets	—	67,500
Amortization of deferred lease incentive obligation	(378)	(421)
Amortization of deferred debt financing costs	1,982	2,050
Amortization of debt discount (premium)	63	(508)
Tender premiums and expenses related to debt extinguishments	4,043	18,510
Write-off of unamortized OpCo Notes fair value adjustment	—	(17,803)
Write-off of deferred debt issuance costs	2,612	3,465
Share-based compensation	1,798	1,528
Excess tax benefits from share-based compensation	6	—
Deferred income taxes	196	(22,601)
Provision for doubtful accounts	232	1,550
(Gain) loss on disposal of property and equipment	(21)	37
Other	353	(63)
Changes in assets and liabilities:
Accounts receivable - trade	(34,121)	(28,788)
Inventories	(34,310)	(15,364)
Prepaid expenses and other current assets	3,492	3,602
Other assets	1,138	(117)
Accounts payable	25,792	16,684
Accrued expenses and other current liabilities	1,122	3,688
Accrued interest	(3,516)	(2,434)
Income taxes	(341)	1,633
Other liabilities	18	(11)
Net cash (used in) provided by operating activities	(3,494)	12,664
Cash Flows from Investing Activities:
Purchases of property and equipment, net	(10,643)	(9,241)
Net cash used in investing activities	(10,643)	(9,241)
Cash Flows from Financing Activities:
Proceeds from ABL Facility	187,000	47,000
Payments on ABL Facility	(86,000)	(72,000)
Proceeds from issuance of Term Loan Facility, net	—	349,125
Payments on Term Loan Facility	(1,750)	(875)
Partial redemption of HoldCo Notes	(80,000)	—
Repayment of OpCo Notes	—	(300,000)
Payment of tender premiums and expenses related to debt extinguishments	(4,043)	(18,510)
Payment of deferred debt financing costs	(71)	(8,024)
Increase in purchase card payable, net	32	422
Payments on capital lease obligations	(10)	(131)
Proceeds from issuance of common stock	—	165
Excess tax benefits from share-based compensation	(6)	—
Purchases of treasury stock	(134)	—
Net cash provided by (used in) financing activities	15,018	(2,828)
Effect of exchange rate changes on cash and cash equivalents	(247)	25
Net increase in cash and cash equivalents	634	620
Cash and cash equivalents at beginning of period	6,064	6,102
Cash and cash equivalents at end of period	$6,698	$6,722

INTERLINE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(in thousands)

	Six Months Ended
	June 26, 2015	June 27, 2014
Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest	$27,021	$31,004
Income taxes, net of refunds	279	(7,960)

Schedule of Non-Cash Investing and Financing Activities:
Capital expenditures incurred but not yet paid	4,121	621

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

Basis of Presentation

On September 7, 2012 (the “Merger Date”), pursuant to an Agreement and Plan of Merger dated as of May 29, 2012, Isabelle Holding Company Inc., a Delaware corporation (“Parent”), and Isabelle Acquisition Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Immediately following the effective time of the Merger, Parent was merged with and into the Company, with the Company surviving (the “Second Merger”). Prior to the Merger Date, the Company operated as a public company with its common stock traded on the New York Stock Exchange. As a result of the Merger, Interline's common stock became privately held.

The accompanying unaudited interim consolidated financial statements include the accounts of Interline Brands, Inc. and all of its wholly-owned subsidiaries. These statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the financial statements included in the Company’s Annual Report on Form 10-K have been condensed or omitted. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2014 filed with the SEC.

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

The fair value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate the carrying amount due to the short maturities of these items. The fair value of the Company’s ABL Facility, Term Loan Facility, and HoldCo Notes is determined by quoted market prices and other inputs that are observable for these liabilities, which are Level 2 inputs. The carrying amount and fair value of these debt instruments as of June 26, 2015 and December 26, 2014 were as follows (in thousands):

	June 26, 2015		December 26, 2014
Description	Carrying Amount	Fair Value	Carrying Amount	Fair Value
ABL Facility	$175,000	$175,882	$74,000	$74,370
Term Loan Facility(1)	344,911	344,329	346,599	333,480
HoldCo Notes	285,000	298,538	365,000	379,600
     ____________________

(1)	As of June 26, 2015 and December 26, 2014, the carrying amount of the Term Loan Facility included an unamortized original issue discount of $0.7 million and $0.8 million, respectively.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Information

The Company has one operating segment and, therefore, one reportable segment, the distribution of MRO products into the facilities maintenance end-market. The Company’s revenues and assets outside the United States are not significant. The Company’s net sales by product category were as follows (in thousands):

	Three Months Ended		Six Months Ended
Product Category(1)	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
JanSan	$200,001	$192,813	$384,000	$371,526
Plumbing	75,265	72,441	151,268	144,860
Hardware, tools and fixtures	37,325	35,823	74,186	70,406
HVAC	41,211	36,269	67,500	60,102
Electrical and lighting	23,407	22,087	46,347	43,078
Appliances and parts	26,294	22,124	49,233	42,618
Security and safety	18,823	17,824	36,723	35,104
Other	25,382	26,161	50,198	50,317
Net sales	$447,708	$425,542	$859,455	$818,011
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
In July 2015, the FASB issued ASU No. 2015-11, Inventory ("ASU 2015-11"). The amendments in ASU 2015-11 clarify the subsequent measurement of inventory requiring an entity to subsequently measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU applies only to inventory that is measured using the first-in, first-out (FIFO) or average cost method. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. The amendments in ASU 2015-11 should be applied prospectively and are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted.The company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

The activity in the allowance for doubtful accounts consisted of the following (in thousands):

Balance at December 26, 2014	Charged to Expense	Deductions(1)	Balance at June 26, 2015
$4,190	$232	$(496)	$3,926
____________________

(1)	Accounts receivable previously charged to expense, written-off as uncollectible, net of recoveries.

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. DEBT

The Company's outstanding debt consisted of the following as of June 26, 2015 and December 26, 2014 (in thousands):

	June 26, 2015	December 26, 2014
ABL Facility	$175,000	$74,000
Term Loan Facility(1)	344,911	346,599
HoldCo Notes	285,000	365,000
Total debt	$804,911	$785,599
Less: Current portion	3,500	83,500
Long-term debt	$801,411	$702,099
____________________

(1)	The Term Loan Facility included an unamortized original issue discount of $0.7 million and $0.8 million as of June 26, 2015 and December 26, 2014, respectively.

As of June 26, 2015 and December 26, 2014, respectively, Interline New Jersey had $138.8 million and $209.7 million available under the ABL Facility. There were $175.0 million and $74.0 million borrowings under the revolving credit facilities as of June 26, 2015 and December 26, 2014, respectively, and total letters of credit issued under the revolving credit facilities of $11.2 million and $11.3 million as of the same dates.

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

Interline New Jersey and the Company were in compliance with all covenants contained in the ABL Facility, Term Loan Facility and HoldCo Notes as of June 26, 2015.

4. COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

As of June 26, 2015 and December 26, 2014, the Company was contingently liable for outstanding letters of credit aggregating to $11.2 million and $11.3 million, respectively.

Legal Proceedings

In May 2011, the Company was named as a defendant in the case of Craftwood Lumber Company v. Interline Brands, Inc.("Craftwood Matter"), filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, and subsequently removed to the United States District Court for the Northern District of Illinois. The complaint alleges that the Company sent unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“Junk Fax Act”). At the time of filing the initial complaint in state court, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from the Company during the four-year statute of limitations period. In its amended complaint filed in the United States District Court, the plaintiff seeks preliminary and permanent injunctive relief enjoining the Company from violating the Junk Fax Act, as well as statutory damages for each fax transmission found to be in violation of the Junk Fax Act. In light of the Company's assessment of potential legal risks associated with the Craftwood Matter, the Company recorded a pre-tax charge in the amount of $20.5 million in the third quarter of 2013. In the fourth quarter of 2014, the Company filed a joint notice of settlement with the Court for aggregate consideration in the amount of $40.0 million. As a result of the joint notice of settlement, the Company recorded an additional pre-tax

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

charge in the amount of $19.5 million during the fiscal year ended December 26, 2014. This settlement was approved by the Court in the first quarter of 2015.

Estimated charges recorded in conjunction with the Craftwood Matter were included in selling, general and administrative expenses in the statements of operations during the respective fiscal years. As of June 26, 2015 and December 26, 2014, the litigation-related accrual of $39.9 million was included in accrued expenses and other current liabilities in the consolidated balance sheets. Subsequent to June 26, 2015, the Company used cash on hand and borrowings under the ABL Facility to fulfill its settlement obligation related to the Craftwood Matter resulting in a reduction of the accrued expense.

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

5. SUBSEQUENT EVENTS

Legal Proceedings

Subsequent to June 26, 2015, the Company used cash on hand and borrowings under the ABL Facility to fulfill its settlement obligation related to the Craftwood Matter in the amount of $40.0 million. Refer to Note 4. Commitments and Contingencies for additional information regarding these legal proceedings.

Agreement and Plan of Merger

On July 22, 2015, the Company announced that it entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 21, 2015, with The Home Depot, Inc., a Delaware corporation (“THD Parent”), Chariot Merger Sub, Inc., a newly organized, wholly-owned subsidiary of Parent (“Chariot Merger Sub”), and GS Capital Partners VI, L.P., solely as representative for the stockholders and the option holders of the Company. The Merger Agreement provides for the merger of Chariot Merger Sub with and into the Company (the “THD Merger”), with the Company surviving the THD Merger as a wholly owned subsidiary of THD Parent.

Under the terms of the Merger Agreement, The Home Depot will acquire the Company for cash consideration in the amount of $1.625 billion, subject to working capital and other customary purchase price adjustments. A portion of this cash consideration will be used for the repayment of substantially all of the Company’s and its subsidiaries’ existing indebtedness and the payment of all related fees and expenses. Consummation of the THD Merger is subject to applicable regulatory approval and other customary closing conditions. The transaction is not subject to a financing condition.

The THD Merger is expected to be completed during the The Home Depot, Inc.'s third fiscal quarter, which ends on November 1, 2015. Subject to certain limitations, the Company or THD Parent may terminate the Merger Agreement under certain circumstances including on or after April 21, 2016 if the THD Merger is not consummated by 5:00 p.m. (Eastern time) on such date.

Conditional Redemption of HoldCo Notes

On July 24, 2015, the Company, directed that Wells Fargo Bank, National Association, as trustee under the indenture governing the Company’s HoldCo Notes, give a notice of the Company’s intent in accordance with the indenture governing the HoldCo Notes (as supplemented to date, the “Indenture”), to redeem on August 24, 2015 (such date, including as it may be delayed the “Redemption Date”) in full the aggregate principal amount of the HoldCo Notes outstanding at a redemption price of 105.000% of the outstanding aggregate principal amount of the HoldCo Notes to be redeemed, plus accrued and unpaid interest to the Redemption Date (the “Redemption Price”).

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The redemption of the HoldCo Notes and the payment of the Redemption Price on the Redemption Date are conditioned upon the consummation of the THD Merger and the transactions contemplated thereby, including the receipt of cash in an amount sufficient to pay the Redemption Price plus accrued and unpaid interest to, but not including, the original Redemption Date or the delayed Redemption Date, as applicable (collectively, the “Redemption Condition”). No assurance can be given that the THD Merger on which the redemption is conditioned will be consummated.

The redemption of the HoldCo Notes may not occur and the notice of redemption may be rescinded in the event that the Redemption Condition has not been satisfied by the Redemption Date.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy, the ability to complete the proposed merger with The Home Depot, further disclosed in Part 1. Item 1. Note 5. Subsequent Events, and amounts that may be paid for resolution of legal matters. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions, including, without limitation, certain statements in “Results of Operations”, “Liquidity and Capital Resources”, and Item 3. Quantitative and Qualitative Disclosures About Market Risk. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include:

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

Our marketing strategy utilizes a variety of sales channels, including a field sales force of approximately 1,200 associates, which includes sales management and related associates, approximately 450 inside sales and customer service and support associates, a direct marketing program consisting of catalogs and promotional flyers, brand‑specific websites, a national accounts sales program, and other supply chain programs, such as vendor managed inventory.

We deliver our products through a network of 67 distribution centers, 20 professional contractor showrooms located throughout the United States (“U.S.”), Canada, and Puerto Rico, 76 vendor-managed inventory locations at large customer locations and a dedicated fleet of trucks and third party carriers. Our broad distribution network enables us to provide reliable, next-day delivery service to approximately 98% of the U.S. population and same-day delivery service to most major metropolitan markets in the U.S.

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

Recent Developments

Agreement and Plan of Merger
On July 22, 2015, the Company announced that it entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 21, 2015, with The Home Depot, Inc., a Delaware corporation (“THD Parent”), Chariot Merger Sub, Inc., a newly organized, wholly-owned subsidiary of Parent (“Chariot Merger Sub”), and GS Capital Partners VI, L.P., solely as representative for the stockholders and the option holders of the Company. The Merger Agreement provides for the merger of Chariot Merger Sub with and into the Company (the “THD Merger”), with the Company surviving the THD Merger as a wholly owned subsidiary of THD Parent.

Under the terms of the Merger Agreement, The Home Depot will acquire the Company for cash consideration in the amount of $1.625 billion, subject to working capital and other customary purchase price adjustments. A portion of this cash consideration will be used for the repayment of substantially all of the Company's and its subsidiaries' existing indebtedness and the payment of all related fees and expenses. Consummation of the THD Merger is subject to applicable regulatory approval and other customary closing conditions. The transaction is not subject to a financing condition.

The THD Merger is expected to be completed during the The Home Depot, Inc.'s third fiscal quarter, which ends on November 1, 2015. Subject to certain limitations, the Company or Parent may terminate the Merger Agreement under certain circumstances including on or after April 21, 2016 if the THD Merger is not consummated by 5:00 p.m. (Eastern time) on such date.

Conditional Redemption of HoldCo Notes
On July 24, 2015, the Company, directed that Wells Fargo Bank, National Association, as trustee under the indenture governing the Company’s HoldCo Notes, give a notice of the Company’s intent in accordance with the indenture governing the HoldCo Notes (as supplemented to date, the “Indenture”), to redeem on August 24, 2015 (such date, including as it may be delayed the “Redemption Date”) in full the aggregate principal amount of the HoldCo Notes outstanding at a redemption price of 105.000% of the outstanding aggregate principal amount of the HoldCo Notes to be redeemed, plus accrued and unpaid interest to the Redemption Date (the “Redemption Price”).

The redemption of the HoldCo Notes and the payment of the Redemption Price on the Redemption Date are conditioned upon the consummation of the THD Merger and the transactions contemplated thereby, including the receipt of cash in an amount sufficient to pay the Redemption Price plus accrued and unpaid interest to, but not including, the original Redemption Date or the delayed Redemption Date, as applicable (collectively, the “Redemption Condition”). No assurance can be given that the THD Merger on which the redemption is conditioned will be consummated.

The redemption of the HoldCo Notes may not occur and the notice of redemption may be rescinded in the event that the Redemption Condition has not been satisfied by the Redemption Date.

Brand Unification
During the first quarter of 2015, the Company announced the launch of a new institutional brand, SupplyWorksTM (“SupplyWorks”),which represents the unification of five of Interline’s leading brands – AmSan®, CleanSource®, JanPak®, Trayco® and Sexauer® – under one national brand. The SupplyWorks brand product offering includes over 140,000 items spanning everything from plumbing and cleaning supplies to HVAC, electrical and other maintenance and repair products to help customers enhance the performance, safety, health and sustainability of facilities across the United States. With over 3,000 supply partners, SupplyWorks features a strong portfolio of branded products as well as Interline’s own exclusive brands. SupplyWorks will leverage a team of over 900 highly-trained facility maintenance experts and customer support professionals to serve a diverse and expanding customer base including: building service contractors, office buildings, schools and universities, healthcare institutions, lodging, and high-traffic buildings such as airports, stadiums and shopping malls. This brand unification makes SupplyWorks one of the largest broad line facilities maintenance businesses in the U.S. providing a full suite of products and solutions to institutional and commercial customers.

Financing Transactions
On December 30, 2014, the Company used a combination of cash on hand and borrowings under the recently amended ABL Facility (as defined below) to redeem $80.0 million of the $365.0 million aggregate principal amount of senior notes (the “HoldCo Notes”) at a redemption price of 105% of the outstanding aggregate principal amount to be redeemed, plus accrued and unpaid interest through the redemption date. In connection with the redemption of the HoldCo Notes, the Company recorded a loss on early extinguishment of debt in the amount of $6.7 million. The loss was comprised of $4.1 million in tender premium and related transactions costs and the write-off of the unamortized deferred debt issuance costs of $2.6 million.

Refer to “—Liquidity and Capital Resources” in Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations herein for additional information regarding the Company's financing arrangements.

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

Results of Operations

The following table presents information derived from the consolidated statements of operations expressed as a percentage of net sales for the three and six months ended June 26, 2015 and June 27, 2014:

	Three Months Ended			Six Months Ended
	% of Net Sales			% of Net Sales
	June 26, 2015	June 27, 2014	% Increase (Decrease)(1)	June 26, 2015	June 27, 2014	% Increase (Decrease)(1)
Net sales	100.0%	100.0%	5.2%	100.0%	100.0%	5.1%
Cost of sales	66.2	65.8	5.9	65.9	65.6	5.5
Gross profit	33.8	34.2	3.9	34.1	34.4	4.3

Operating Expenses:
Selling, general and administrative expenses	26.4	26.8	3.6	27.3	27.9	2.6
Depreciation and amortization	2.9	3.0	3.9	3.0	3.1	3.9
Merger related expenses	0.1	—	—	0.1	—	543.1
Total operating expenses	29.5	29.8	4.2	30.4	31.0	3.0
Operating income	4.3	4.4	2.3	3.8	3.4	15.8

Impairment of other intangible assets	—	(15.9)	(100.0)	—	(8.3)	(100.0)
Loss on extinguishment of debt, net	—	—	(100.0)	(0.8)	(0.5)	59.5
Interest expense	(2.9)	(3.4)	(12.0)	(3.0)	(3.7)	(15.1)
Interest and other income	—	—	(30.7)	—	—	(16.9)
Income (loss) before income taxes	1.5	(14.8)	(110.4)	—	(9.0)	(100.4)
Income tax expense (benefit)	0.6	(5.8)	(110.8)	—	(3.5)	(100.5)
Net income (loss)	0.9%	(9.1)%	(110.1)%	—%	(5.5)%	(100.3)%
____________________

(1)	Percent increase (decrease) represents the actual change as a percentage of the prior year’s result.

Comparison of the operating results for the three months ended June 26, 2015 to the three months ended June 27, 2014

Net Sales and Gross Profit

	Three Months Ended
(in thousands)	June 26, 2015	June 27, 2014

Net sales	$447,708	$425,542
Cost of sales	296,434	279,972
Gross profit	$151,274	$145,570

Net sales. Net sales increased by $22.2 million, or 5.2%, for the three months ended June 26, 2015 compared to the three months ended June 27, 2014. Sales to our institutional facilities customers increased by $8.1 million, sales to our multi-family housing facilities customers increased by $13.0 million, and sales to our residential facilities customers increased by $1.8 million. There were 64 shipping days in both the three months ended June 26, 2015 and the three months ended June 27, 2014.

The year-over-year increase in net sales for the three months ended June 26, 2015 and June 27, 2014 primarily reflects continued economic stability across our facilities maintenance end-market, combined with our continued investments in our sales force, marketing, and our information technology, including an ongoing focus on national accounts and supply chain services. Sales to our institutional facilities customers, which comprised 51% of our total sales, increased 3.6% in total. Sales to our multi-family housing facilities customers, which comprised 30% of our total sales, increased 10.7%. Sales to our residential facilities customers, which comprised 19% of our total sales, increased 2.1%. We believe we are starting to more fully realize the benefits of our efforts to strengthen our business, improve our competitive position, and enhance our market capabilities. We expect these trends to continue for the remainder of 2015 as we continue our investments in our sales force, E-commerce capabilities, supply chain management services and other key areas of our business.

Gross profit. Gross profit increased by $5.7 million, or 3.9%, for the three months ended June 26, 2015 compared to the three months ended June 27, 2014. As a percentage of sales, gross profit margin was 33.8% and 34.2% for the three months ended June 26, 2015 and June 27, 2014, respectively. The decrease in gross profit margin during the current quarter was primarily due to customer and product mix, including increased sales of large ticket items, as well as higher in-bound freight expenses related to increased import product purchases.

Operating Expenses

	Three Months Ended
(in thousands)	June 26, 2015	June 27, 2014

Selling, general and administrative expenses	$118,363	$114,240
Depreciation and amortization	13,083	12,594
Merger related expenses	656	—
Total operating expenses	$132,102	$126,834

Selling, general and administrative expenses ("SG&A"). SG&A expenses increased by $4.1 million, or 3.6%, for the three months ended June 26, 2015 as compared to the same period in the prior year. SG&A expenses continued to increase as we invest for growth across the business. As a percentage of net sales, SG&A expenses decreased 40 basis points to 26.4% for the three months ended June 26, 2015 compared to 26.8% for the three months ended June 27, 2014. SG&A expenses continued to increase as we invest for growth across the business. The improvement in SG&A as a percentage of net sales was primarily due to lower bad debt expense as we continue to improve our collection success rate as well as focus on leveraging our overall cost structure.

Depreciation and amortization. Depreciation and amortization expense increased by $0.5 million, or 3.9%, for the three months ended June 26, 2015 compared to the three months ended June 27, 2014. As a percentage of net sales, depreciation and amortization was 2.9% for the three months ended June 26, 2015 and 3.0% for the three months ended June 27, 2014.

Merger related expenses. Merger related expenses for the three months ended June 27, 2014 of $0.7 million were comprised of legal and professional fees incurred as a result of the recent merger related activities.

Operating Income

	Three Months Ended
(in thousands)	June 26, 2015	June 27, 2014

Operating income	$19,172	$18,736

Operating income. As a result of the foregoing, operating income increased by $0.4 million, or 2.3%, for the three months ended June 26, 2015 compared to the three months ended June 27, 2014. As a percentage of sales, operating income was 4.3% and 4.4% for the three months ended June 26, 2015 and June 27, 2014, respectively.

Other Income (Expense)

	Three Months Ended
(in thousands)	June 26, 2015	June 27, 2014

Impairment of other intangible assets	$—	$(67,500)
Loss on extinguishment of debt, net	—	(19)
Interest expense	(12,766)	(14,506)
Interest and other income	142	205
Income (loss) before income taxes	$6,548	$(63,084)

Impairment of other intangible assets. During the three months ended June 27, 2014, the Company recorded non-cash charges of $67.5 million related to the impairment of certain indefinite-lived trademark assets. These impairments were primarily due to a strategic marketing decision to phase out certain brand names which resulted in a change in the expected useful life of the intangible assets. The impairment charges were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the current carrying value. There was no impairment charge or related activity that occurred during the three months ended June 26, 2015.

Loss on extinguishment of debt. In connection with the redemption of the OpCo Notes and the related financing transactions that occurred during 2014, we recorded a loss on extinguishment of debt, net of $19 thousand during the three months ended June 27, 2014 which consisted of fees incurred as a result of the financing transactions. There was no extinguishment of debt or related activity that occurred during the three months ended June 26, 2015.

Interest expense. Interest expense decreased $1.7 million, or 12.0%, during the three months ended June 26, 2015 as compared to the three months ended June 27, 2014. The decrease in interest expense was directly attributable to interest expense savings realized as a result of the financing transactions that occurred in the first quarters of 2015 and 2014.

Income Tax Benefit and Net Income (Loss)

	Three Months Ended
(in thousands)	June 26, 2015	June 27, 2014

Income tax expense (benefit)	$2,639	$(24,507)
Net income (loss)	$3,909	$(38,577)

Income tax expense (benefit). Income tax expense increased $27.1 million to $2.6 million for the three months ended June 26, 2015 compared to an income tax benefit of $24.5 million for the three months ended June 27, 2014. The increase in income tax expense is primarily related to an increase in pre-tax income as compared to prior year resulting from the impact of the prior year impairment charge.

The effective tax rate for the three months ended June 26, 2015 and June 27, 2014 was 40.3% and 38.8%, respectively. The change in the effective tax rate during the second quarter of 2015 compared to the comparable prior year period is due to an increase in pre-tax income in relation to non-tax deductible items.

Net income (loss). As a result of the foregoing, net income increased by $42.5 million or 110.1% during the three months ended June 26, 2015 as compared to the three months ended June 27, 2014.

Comparison of the operating results for the six months ended June 26, 2015 to the six months ended June 27, 2014

Net Sales and Gross Profit

	Six Months Ended
(in thousands)	June 26, 2015	June 27, 2014

Net sales	$859,455	$818,011
Cost of sales	566,122	536,651
Gross profit	$293,333	$281,360

Net sales. Net sales increased by $41.4 million, or 5.1%, for the six months ended June 26, 2015 compared the six months ended June 27, 2014. Sales to our institutional facilities customers increased by $18.3 million, sales to our multi-family housing facilities customers increased by $21.7 million, and sales to our residential facilities customers increased by $3.4 million. There were 128 shipping days in both the six months ended June 26, 2015 and the six months ended June 27, 2014.

The year-over-year increase in net sales primarily reflects continued economic stability across our facilities maintenance end-market, combined with our continued investments in our sales force, marketing, and our information technology, including an ongoing focus on national accounts and supply chain services. Sales to our institutional facilities customers, which comprised 52% of our total sales, increased 4.2% in total. Sales to our multi-family housing facilities customers, which comprised 29% of our total sales, increased 9.6%. Sales to our residential facilities customers, which comprised 19% of our total sales, increased 2.0%. We believe we are starting to more fully realize the benefits of our efforts to strengthen our business, improve our competitive position, and enhance our market capabilities. We expect these trends to continue for the remainder of 2015 as we continue our investments in our sales force, E-commerce capabilities, supply chain management services and other key areas of our business.

Gross profit. Gross profit increased by $12.0 million, or 4.3%, to $293.3 million for the six months ended June 26, 2015 from $281.4 million for the six months ended June 27, 2014. As a percentage of sales, gross profit margin was 34.1% and 34.4% for the six months ended June 26, 2015 and June 27, 2014, respectively. The decrease in gross profit margin during the six months ended June 26, 2015 was primarily due to customer and product mix, including increased sales of large ticket items.

Operating Expenses

	Six Months Ended
(in thousands)	June 26, 2015	June 27, 2014

Selling, general and administrative expenses	$234,238	$228,215
Depreciation and amortization	26,193	25,198
Merger related expenses	656	102
Total operating expenses	$261,087	$253,515

Selling, general and administrative expenses ("SG&A"). SG&A expenses increased by $6.0 million, or 2.6%, for the six months ended June 26, 2015 as compared to the six months ended June 27, 2014. SG&A expenses continued to increase as we invest for growth across the business. As a percentage of net sales, SG&A expenses decreased 60 basis points to 27.3% for the six months ended June 26, 2015 compared to 27.9% for the six months ended June 27, 2014. The improvement in SG&A expenses as a percentage of net sales was primarily due to a continued focus on leveraging our overall cost structure as well as lower distribution center consolidation and restructuring costs during the current year period even as we continue to make investments across our business.

Depreciation and amortization. Depreciation and amortization expense increased by $1.0 million, or 3.9%, during the six months ended June 26, 2015 compared to the six months ended June 27, 2014. The increase was primarily driven by the amortization of definite-lived intangible assets as these assets are being amortized on an accelerated basis. As a percentage of net sales, depreciation and amortization was relatively consistent at 3.0% and 3.1% for the six months ended June 26, 2015 and June 27, 2014.

Merger related expenses. Merger related expenses for the six months ended June 26, 2015 of $0.7 million were comprised of legal and professional fees incurred as a result of the recent merger related activities. During the six months ended June 27, 2014, merger related expenses of $0.1 million were comprised of transaction related compensation incurred as a direct result of the Merger.

Operating Income

	Six Months Ended
(in thousands)	June 26, 2015	June 27, 2014

Operating income	$32,246	$27,845

Operating income. As a result of the foregoing, operating income increased by $4.4 million, or 15.8%, for the six months ended June 26, 2015 compared to the six months ended June 27, 2014. As a percentage of sales, operating income increased 40 basis points to 3.8% for the six months ended June 26, 2015 compared to 3.4% for the same period in prior year.

Other Income (Expense)

	Six Months Ended
(in thousands)	June 26, 2015	June 27, 2014

Impairment of other intangible assets	$—	$(67,500)
Loss on extinguishment of debt, net	(6,655)	(4,172)
Interest expense	(25,633)	(30,190)
Interest and other income	330	397
Income (loss) before income tax	$288	$(73,620)

Impairment of other intangible assets. During the six months ended June 27, 2014, the Company recorded non-cash charges of $67.5 million related to the impairment of certain indefinite-lived trademark assets. These impairments were primarily due to a strategic marketing decision to phase out certain brand names which resulted in a change in the expected useful life of the intangible assets. The impairment charges were determined by comparing the fair value of the trademarks, derived using discounted cash flow analyses, to the current carrying value. There was no impairment charge or related activity that occurred during the six months ended June 26, 2015.

Loss on extinguishment of debt. In connection with the partial redemption of the HoldCo Notes and the related financing transactions that occurred during the six months ended June 26, 2015, we recorded a loss on extinguishment of debt, net of $6.7 million which consisted of $4.1 million in tender premium and related transaction costs and the write-off of the unamortized deferred debt issuance costs of $2.6 million. During the six months ended June 27, 2014 in connection with the redemption of the OpCo Notes and the related refinancing transactions, we recorded a loss on extinguishment of debt, net of $4.2 million which consisted of $18.5 million in consent solicitation, tender premium, call premium and related transaction costs less a non-cash benefit of $14.3 million associated with the write-off of the unamortized fair value premium of $17.8 million less the write-off of the unamortized deferred debt financing costs of $3.5 million.

Interest expense. Interest expense decreased $4.6 million, or 15.1%, for the six months ended June 26, 2015 compared to the six months ended June 27, 2014. The decrease in interest expense was directly attributable to interest expense savings realized as a result of the financing transactions that occurred in the first quarters of 2015 and 2014.

Income Tax Benefit and Net Loss

	Six Months Ended
(in thousands)	June 26, 2015	June 27, 2014

Income tax expense (benefit)	$135	$(28,949)
Net income (loss)	$153	$(44,671)

Income tax expense (benefit). Income tax expense increased by $29.1 million to $0.1 million for the six months ended June 26, 2015 compared to an income tax benefit of $28.9 million for the six months ended June 27, 2014. The increase in income tax expense is primarily related to an increase in pre-tax income as compared to prior year resulting from the impact of the prior year impairment charge.

The effective tax rate for the six months ended June 26, 2015 and June 27, 2014 was 46.9% and 39.3%, respectively. The increase in the effective tax rate during the six months ended June 26, 2015 compared to the comparable prior year period is due to an increase in pre-tax income in relation to immaterial discrete tax payments.

Net income (loss). As a result of the foregoing, net income increased by $44.8 million or 100.3% during the six months ended June 26, 2015 as compared to the six months ended June 27, 2014.

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

As previously disclosed, under the terms of the Merger Agreement, The Home Depot will acquire the Company for cash consideration in the amount of $1.625 billion, subject to working capital and other customary purchase price adjustments. A portion of this cash consideration will be used for the repayment of substantially all of the Company's and its subsidiaries' existing indebtedness and the payment of all related fees and expenses. Consummation of the THD Merger is subject to applicable regulatory approval and other customary closing conditions.

The debt instruments of Interline New Jersey, primarily the ABL Facility and the Term Loan Facility (as defined below), contain significant restrictions on the payment of dividends and distributions to the Company by Interline New Jersey. See “—ABL Facility” and “—Term Loan Facility” for more information on the ABL Facility and the Term Loan Facility, respectively.

Interline New Jersey and the Company were in compliance with all covenants contained in the ABL Facility, the Term Loan Facility, and HoldCo Notes as of June 26, 2015.

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

As of June 26, 2015, we had cash and cash equivalents of $6.7 million. A portion of our cash and cash equivalents are denominated in various foreign currencies and held by our foreign subsidiaries. These balances are associated with our permanent reinvestment strategy and are subject to fluctuations in currency exchange rates. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic working capital needs

From time to time, based on market conditions and other factors, we may repay or refinance all or any of our existing indebtedness, including repurchasing or redeeming our bonds, or incur additional indebtedness. Letters of credit, which are issued under our ABL Facility, are used to support payment obligations incurred for our general corporate purposes.

As of June 26, 2015, we had $138.8 million of availability under our ABL Facility, net of $11.2 million in letters of credit. We believe that cash and cash equivalents on hand, cash flow from operations and available borrowing capacity under our ABL Facility will be adequate to finance our ongoing operational cash flow needs and debt service obligations for the foreseeable future. Subsequent to June 26, 2015, the Company used cash on hand and borrowings under the ABL Facility to fulfill its settlement obligation related to the Craftwood Matter for aggregate consideration in the amount of $40.0 million, which represents an after tax impact of $24.3 million.

Financial Condition

Working capital increased by $119.8 million to $360.3 million as of June 26, 2015 from $240.5 million as of December 26, 2014. The increase in working capital was primarily driven by an increase in accounts receivable—trade due to the increase in net sales, an increase in inventory levels to support higher sales and demand for import products as well as build-up for seasonal demand, and a reduction of accrued interest on the Company's outstanding debt due to normal scheduled payments as well as a result of the partial redemption of the HoldCo Notes during the first quarter of 2015.

Cash Flow

Operating Activities. Net cash used in operating activities was $3.5 million for the six months ended June 26, 2015. Net cash provided by operating activities was $12.7 million for the six months ended June 27, 2014.

Net cash used in operating activities of $3.5 million for the six months ended June 26, 2015 primarily consisted of net cash used by working capital items of $41.9 million, partially offset by non-cash adjustments of $37.1 million. The non-cash adjustments of $37.1 million primarily consisted of $26.2 million in depreciation and amortization of property and equipment and intangible assets, loss on early extinguishment of debt in the amount of $6.7 million, which consisted of $4.1 million in tender premium and related transaction costs and the write-off of the unamortized deferred debt issuance costs of $2.6 million, $2.0 million in amortization of deferred debt issue costs, and $1.8 million in share-based compensation. The net cash used by working capital items primarily consisted of $34.3 million from an increase in inventory levels to support higher sales and demand for import products as well as build-up for seasonal demand, $34.1 million from increased trade receivables, net of changes in provision for doubtful accounts, resulting from an increase in net sales during the current period, and a $3.5 million decrease in accrued interest due to normal scheduled payments as well as a result of the partial redemption of the HoldCo Notes during the first quarter of 2015. The net cash used by working capital items was partially offset by an increase in accounts payable of $25.8 million related to timing of purchases and related payments and an increase in prepaid expenses and other current assets of $3.5 million primarily related to timing of collections of rebates from our vendors.

Net cash provided by operating activities of $12.7 million for the six months ended June 27, 2014 primarily consisted of a net loss of $44.7 million, adjustments for non-cash items of $78.4 million and net cash used by working capital items of $21.0 million. Adjustments for non-cash items primarily consisted of an impairment of other intangible assets of $67.5 million, $25.2 million in depreciation and amortization of property and equipment and intangible assets, $22.6 million in deferred income taxes primarily related to the impairment of intangibles, and loss on early extinguishment of debt in the amount of $4.2 million, which consisted of $18.5 million in consent solicitation, tender premium, call premium and related transaction costs less a non-cash benefit of $14.3 million associated with the write-off of the unamortized fair value premium of $17.8 million less the write-off of the unamortized deferred debt financing costs of $3.5 million. These amounts were partially offset by $0.5 million in amortization of the fair value adjustment recorded to the OpCo Notes in connection with the Merger and $0.4 million of amortization of deferred lease incentive obligations. The net cash used by working capital items primarily consisted of $28.8 million from increased trade receivables, net of changes in provision for doubtful accounts, resulting from increased sales in the current year as compared to the prior year, $15.4 million from an increase in inventory levels due to build-up for normal seasonal demand as well as expected sales growth, a $2.4 million decrease in accrued interest due to the early redemption of the OpCo Notes. The net cash used by working capital items was partially offset by $16.7 million from increased trade payables balances as a result of the timing of purchases and related payments, $3.7 million from increased accrued expenses and other current liabilities as a result of increased accrued sales tax due to increased sales and higher payroll costs, a decrease of $3.6 million in prepaid expenses and other current assets primarily related to timing of collections of rebates from our vendors, and $1.6 million from changes in income taxes primarily due to $8.0 million in tax refunds, net of payments, offset by $6.2 million in current tax expense.

Investing Activities. Net cash used in investing activities totaled $10.6 million and $9.2 million for the six months ended June 26, 2015 and June 27, 2014, respectively. The respective cash outflows for each period relate to capital expenditures made in the ordinary course of business.

Financing Activities. Net cash provided by financing activities totaled $15.0 million for the six months ended June 26, 2015. Net cash used in financing activities totaled $2.8 million for the six months ended June 27, 2014.

Net cash provided by financing activities for the six months ended June 26, 2015 is attributable to $101.0 million in net proceeds on the ABL Facility offset by cash outflows related to partial redemption of the HoldCo Notes of $80 million, payments of tender premiums and expenses related to redemption of the HoldCo Notes of $4.1 million, and payments made on Term Loan Facility of $1.8 million.

Net cash used in financing activities for the six months ended June 27, 2014 was attributable to $300.0 million used to finance the redemption of the OpCo Notes, $25.0 million in net payments on the ABL Facility, payments of tender premiums and expenses related to redemption of the OpCo Notes of $18.5 million, $8.0 million of payments for debt issuance costs, and payments made on Term Loan Facility of $0.9 million. The cash outflows were partially offset by cash inflows related to proceeds from the issuance of the Term Loan Facility totaling $349.1 million and $0.4 million net increase in purchase card payables.

Capital Expenditures

Capital expenditures were $10.6 million during the six months ended June 26, 2015, compared to $9.2 million for the six months ended June 27, 2014. Capital expenditures as a percentage of net sales were 1.2% for the six months ended June 26, 2015, and 1.1% for the six months ended June 27, 2014. Capital expenditures through the second quarter of 2015 and 2014 were driven primarily by the continued consolidation of our distribution center network, including the investments in larger, more efficient distribution centers and enhancements to our information technology systems. We expect our capital expenditures during the remainder of 2015 to be comparable with our historical capital expenditures as a percentage of sales.

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

The applicable rates for Category 1 will be available starting in the second fiscal quarter of 2015. The applicable rates for Category 2 and Category 3 are subject to a 0.25% step-down from the spread described above if the fixed charge coverage ratio for the period of four consecutive fiscal quarters ending on the last day of the fiscal quarter most recently ended is greater than 1.75:1.00. This step-down is currently available for Category 3 borrowings and will be available for Category 2 borrowings during the second fiscal quarter of 2015. As of June 26, 2015, the interest rate in effect with respect to the ABL Facility was 1.69% for the Eurodollar revolving loans and 3.75% for the ABR revolving loans.

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

The Term Loan Facility bears interest, at the borrower’s option, at (i) LIBOR subject to a minimum floor of 1.0%, plus 300 basis points ("LIBO Rate") or (ii) an ABR subject to a minimum floor of 2.0%, plus 200 basis points. In addition, at the closing of the Term Loan Facility, Interline New Jersey paid (in addition to customary fees) an upfront fee equal to 0.25% of the principal amount thereof. As of June 26, 2015, the interest rate in effect with respect to the Term Loan Facility was 4.00% for LIBO Rate borrowings and 5.25% for ABR borrowings.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 26, 2014 filed with the SEC. During the six months ended June 26, 2015, there were no significant changes to any of our critical accounting policies. For further information about recently issued and recently adopted accounting pronouncements, see Note 1. "Description of the Business and Basis of Presentation" in the Notes to the Consolidated Financial Statements included herein.

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

Interest Rate Risk

Our variable rate term debt is sensitive to changes in the general level of interest rates. As of June 26, 2015, our variable rate debt outstanding consisted of $175.0 million under the ABL Facility and $345.6 million under the Term Loan Facility. While our variable rate term debt obligations expose us to the risk of rising interest rates, we do not believe that the potential exposure is material to our overall financial performance, results of operations, or cash flows. Based on the outstanding variable rate debt as of June 26, 2015, a 1.0% annual increase or decrease in current market interest rates would have the effect of causing a $1.8 million pre-tax change to our statement of operations for the ABL Facility and a $0.6 million pre-tax change for the Term Loan Facility.

The fair market value of our ABL Facility, Term Loan Facility, and HoldCo Notes is subject to interest rate risk. As of June 26, 2015, the estimated fair market value of our debt was as shown below (in thousands):

	Fair Market Value	Percent of Par
ABL Facility	$175,882	100.50%
Term Loan Facility	$344,329	99.63%
HoldCo Notes	$298,538	104.75%

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 26, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 26, 2015, our disclosure controls and procedures were effective to ensure that: (1) material information disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 26, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

In May 2011, we were named as a defendant in the case of Craftwood Lumber Company v. Interline Brands, Inc.("Craftwood Matter"), filed before the Nineteenth Judicial Circuit Court of Lake County, Illinois, and subsequently removed to the United States District Court for the Northern District of Illinois ("the Court"). The complaint alleges that we sent unsolicited fax advertisements to businesses nationwide in violation of the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (“Junk Fax Act”). At the time of filing the initial complaint in state court, the plaintiff also filed a motion asking the Court to certify a class of plaintiffs comprised of businesses who allegedly received unsolicited fax advertisements from us during the four-year statute of limitations period. In its amended complaint filed in the United States District Court, the plaintiff seeks preliminary and permanent injunctive relief enjoining the Company from violating the Junk Fax Act, as well as statutory damages for each fax transmission found to be in violation of the Junk Fax Act. On November 17, 2014, we filed a joint notice of settlement with the Court advising them of the settlement of the Craftwood Matter. In the fourth quarter of 2014, the Company filed a joint notice of settlement with the Court for aggregate consideration in the amount of $40.0 million, which represents an after tax impact of $24.3 million. This settlement was approved by the Court in the first quarter of 2015.

As part of this matter, a pre-tax charge of $20.5 million was recorded in the third quarter of 2013 and an additional $19.5 million pre-tax charge was recorded in the fourth quarter of 2014 and is included in selling, general and administrative expenses in the statements of operations for each of the respective fiscal years. As of June 26, 2015 and December 26, 2014, a litigation related accrual of $39.9 million was included in accrued expenses and other current liabilities in the consolidated balance sheets. Subsequent to June 26, 2015, the settlement consideration was paid resulting in a reduction of the accrued expense.

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

INTERLINE BRANDS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 26, 2015, the Company sold 227 shares of unregistered equity securities. The sale of the Company's common stock was not subject to any underwriting discount or commission. The common stock was privately offered and sold to an employee of the Company, pursuant to Rule 506 of Regulation D, and the sale was exempt from registration under the Securities Act. The transactions did not involve any public offering and were sold to one person. The recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined the recipient had such knowledge and experience in financial and business matters that the recipient was able to evaluate the merits and risks of an investment in the Company.

Purchases of Equity Securities by the Issuer

During the three months ended June 26, 2015, the Company repurchased 449 shares, all of which represented shares tendered in satisfaction of the exercise price obligations related to the non-cash exercise of stock options during the period.

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

2.2
Agreement and Plan of Merger dated as of July 21, 2015, by and among Interline Brands, Inc., The Home Depot, Inc., Chariot Merger Sub, Inc., and GS Capital Partners VI, L.P. (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on July 22, 2015).

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

STATEMENTS RE COMPUTATION OF RATIOS
12.1	†	Computation of earnings to fixed charges and earnings to combined fixed charges and preferred dividends of Interline Brands, Inc..

Exhibit Number		Document
CERTIFICATIONS
31.1	†	Certification of the Chief Executive Officer of Interline Brands, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer of Interline Brands, Inc., pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INTERACTIVE DATA FILES
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

† Furnished herewith.
* Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1	Consolidated Balance Sheets (Unaudited) as of June 26, 2015 and December 26, 2014;

2	Consolidated Statements of Operations (Unaudited) for the three months ended June 26, 2015 and June 27, 2014, respectively;

3	Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the six months ended June 26, 2015 and June 27, 2014, respectively;

4	Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 26, 2015 and June 27, 2014, respectively;

5	Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINE BRANDS, INC.
(Registrant)

July 31, 2015	/S/ FEDERICO L. PENSOTTI
Date	Federico L. Pensotti
Chief Financial Officer
(Duly Authorized Signatory and Principal Financial Officer)